Form 10-Q
period 2021-06-30
EG Acquisition Corp.
filed 2021-08-20
CIK 1843973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

EG ACQUISITION CORP.
(Exact Name of Registrant as Specified in Charter)

Delaware	001-40444	86-1740840
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)
375 Park Avenue, 24
th
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
the Exchange Act).     Yes  ☒    No  ☐
As of August
20
, 2021, there were
22,500,000 shares of Class A common stock, par value $0.0001 per share, and 5,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

EG ACQUISITION CORP.
Quarterly Report on
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Unaudited Condensed Balance Sheet as of June 30, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended June 30, 2021 and for the period from January 28, 2021 (inception) through June 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the three months ended June 30, 2021 and for the period from January 28, 2021 (inception) through June 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period from January 28, 2021 (inception) through June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

SIGNATURES		2 3

- i -

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
EG ACQUISITION CORP.
UNAUDITED CONDENSED BALANCE SHEET

June 30, 2021
Assets:
Current asset - cash	$912,304
Prepaid expenses	476,153

Total current assets	1,388,457
Prepaid expenses, non-current	406,849
Marketable securities held in Trust Account	225,000,944

Total Assets	$226,796,250

Liabilities and Stockholders’ Equity
Accrued offering costs and expenses	$460,630
Due to related party	11,935

Total current liabilities	472,565
Warrant liability	10,830,795
Deferred underwriting discount	7,875,000

Total Liabilities	19,178,360

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 20,261,788 shares at redemption value	202,617,880
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,238,212 shares issued and outstanding (excluding 20,261,788 shares subject to possible redemption)	224
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,468,750 shares issued and outstanding (1)	647
Additional paid-in capital	5,658,784
Accumulated deficit	(659,645)

Total stockholders’ equity	5,000,010

Total Liabilities and Stockholders’ Equity	$226,796,250

(1)	Includes up to 843,750 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (See Note 7).
The accompanying notes are an integral part of these unaudited condensed financial statements.

EG ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2021	For the period from January 28, 2021 (inception) through June 30, 2021

Formation and operating costs	$123,718	$124,494

Loss from operations	(123,718)	(124,494)
Other income (expense)
Change in fair value of warrants	(145,534)	(145,534)
Warrant issuance costs	(390,561)	(390,561)
Trust interest income	944	944

Total other expense	(535,151)	(535,151)

Net loss	$(658,869)	$(659,645)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	7,357,246	4,404,667

Basic and diluted net income per share	$0.00	$0.00

Basic and diluted weighted average shares outstanding, non-redeemable common stock	7,270,845	6,948,951

Basic and diluted net loss per share	$(0.09)	$(0.09)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EG ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated Deficit) Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of January 28, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Class B common stock issued to Sponsor	—	—	6,468,750	647	24,353	—	25,000
Net loss	—	—	—	—	—	(776)	(776)

Balance as of March 31, 2021	—	$—	6,468,750	$647	$24,353	$(776)	$24,224
Sale of 22,500,000 Units, net of underwriting discount, offering expenses, and warrant liability	22,500,000	2,250	—	—	208,220,535	—	208,222,785
Stock-based compensation	—	—	—	—	29,750	—	29,750
Net loss	—	—	—	—	—	(658,869)	(658,869)
Class A common stock subject to possible redemption	(20,261,788)	(2,026)	—	—	(202,615,854)	—	(202,617,880)

Balance as of June 30, 2021	2,238,212	$224	6,468,750	$647	$5,658,784	$(659,645)	$5,000,010

The accompanying notes are an integral part of these unaudited condensed financial statements.

EG ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the period from January 28, 2021 (inception) through June 30, 2021
Cash flows from operating activities:

Net loss	$(659,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B common stock	776
Change in fair value of warrants	145,534
Stock-based compensation	29,750
Warrant issuance costs	390,561
Trust interest income	(944)
Changes in current assets and current liabilities:
Prepaid expenses	(883,002)
Due to related party	11,935
Accrued offering costs and expenses	551,220

Net cash used in operating activities	(413,815)

Cash flows from investing activities:
Marketable securities held in Trust Account	(225,000,000)

Net cash used in investing activities	(225,000,000)

Cash flows from financing activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	220,500,000
Proceeds from private placement	6,500,000
Repayment of promissory note to related party	(66,366)
Payment of offering costs	(607,515)

Net cash provided by financing activities	226,326,119

Net change in cash	912,304
Cash, beginning of the period	—

Cash, end of the period	$912,304

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$24,224

Deferred underwriting commissions charged to additional paid in capital	$7,875,000

Deferred offering costs paid by Sponsor loan	$66,366

Initial value of Class A common stock subject to possible redemption	$202,881,630

Change in value of Class A common stock subject to possible redemption	$(263,750)

Initial classification of warrant liability	$10,685,261

The accompanying notes are an integral part of these unaudited condensed financial statements.

EG ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 — Organization and Business Operations
Organization and General
EG Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on January 28, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acqu
i
sition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from January 28, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense). The Company has selected December 31 as its fiscal year end.
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
Transaction costs amounted to $12,982,515 consisting of $4,500,000 of underwriting discount, $7,875,000 of deferred underwriting discount, and $607,515 of other offering costs. See “Offering Costs associated with the Initial Public Offering” under Note 2.
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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all r
i
ghts to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.
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
Liquidity and Capital Resources
As of June 30, 2021, the Company had approximately $0.9 million in its operating bank account, and working capital of approximately $0.9 million.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a payment of certain offering costs of $25,000 from the Sponsor (see Note 5) for the Founder Shares, and the loan under an unsecured promissory note from the Sponsor of $66,366 (see Note 5). The Company fully paid the note to the Sponsor on June 30, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.
In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.
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
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from January 28, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.
Marketable Securities Held in Trust Account
At June 30, 2021, the assets held in the Trust Account were held in mutual funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Fair Value Measurements
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a l
i
ability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are estimated to approximate the carrying values as of June 30, 2021 due to the short maturities of such instruments.
The Company’s warrant liability is based on a Black-Scholes-Merton (“BSM”) model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability is classified as Level 3. See Note 7 for additional information on assets and liabilities measured at fair value.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Common Share
Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for each of the periods.
The Company’s condensed statements of operations include a presentation of income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class
method of income (loss) per common share. Net income per common share, basic and diluted, for redeemable Class A common stock is calculated by dividing the interest income earned on the Trust Account (less any amounts utilized for taxes), by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per common share, basic and diluted, Class B and non-redeemable
Class A common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class B and non-redeemable
Class A common stock outstanding for the periods. Class B common stock includes the founder shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.
The calculation of diluted net income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) IPO and (iii) Private Placement since the exercise price of the warrants is higher than the market price.

	For the three months ended June 30, 2021	For the period from January 28, 2021 (inception) through June 30, 2021

Class A common stock subject to possible redemption
Numerator: net income allocable to Class A common stock subject to possible redemption
Interest income on marketable securities held in trust	$850	$850
Less: interest available to be withdrawn for payment of taxes	(850)	(850)

Net income allocable to Class A common stock subject to possible redemption	$—	$—
Denominator: Weighted average redeemable Class A common stock
Redeemable Class A common stock, basic and diluted	7,357,246	4,404,667
Basic and diluted net income per share, redeemable Class A common stock	$—	$—
Non-redeemable Class B common stock
Numerator: net loss minus redeemable net earnings
Net loss	$(658,869)	$(659,645)
Redeemable net earnings	—	—

Non-redeemable net loss	$(658,869)	$(659,645)
Denominator: Weighted average non-redeemable basic and diluted weighted average shares outstanding, Class B common stock	7,270,845	6,948,951
Basic and diluted net loss per share, Class B common stock	$(0.09)	$(0.09)
Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of the ASC
340-10-S99
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of underwriting fees and professional and registration fees incurred through the balance sheet date.
FASB ASC
470-20,
Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A common stock.

The Company incurred offering costs amounting to $12,982,515 as a result of the Initial Public Offering consisting of a $4,500,000 underwriting discount, $7,875,000 of deferred underwriting discount, and $607,515 of other offering costs. The Company recorded $12,591,954 of offering costs as a reduction of equity in connection with the Class A common stock included in the Units. The Company immediately expensed $390,561 of offering costs in connection with the Warrants that were classified as liabilities.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued
at each reporting date, with changes in the fa
i
r value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The provision for income taxes was deemed to be immaterial for the period from January 28, 2021 (inception) through June 30, 2021.
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
Note 5 — Related Party Transactions
Founder Shares
On January 29, 2021, the Sponsor paid $25,000 to cover certain of the Company’s offering costs in exchange for 5,750,000 founder shares. In March 2021, the Company effected a stock dividend of 1,437,500 shares with respect to its Class B common stock, resulting in its initial stockholders holding an aggregate of 7,187,500 founder shares. On May 25, 2021, the Sponsor surrendered an aggregate of 718,750 shares of Class B common stock for no consideration, which were cancelled, resulting in an aggregate of 6,468,750 shares of Class B common stock outstanding and held by the Sponsor. Up to 843,750 of the founder shares will be forfeited depending on the extent to which the underwriters’ over-allotment is exercised. In July 2021, the 843,750 of the founder shares were forfeited due to the underwriters’ over-allotment not exercised.
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
Promissory Note — Related Party
The Company’s Sponsor has agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the IPO. The loan is non-interest bearing, unsecured
and due at the earlier of July 31, 2021 or the closing of the IPO. As of June 30, 2021, the Company had borrowed $66,366 under the promissory note. The Company paid the promissory note in full on June 30, 2021.
Related Party Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such loan is non-interest
bearing. If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At June 30, 2021, no such Working Capital Loans were outstanding.
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
Forward Purchase Agreement
On May 25, 2021, the Company entered into a forward purchase agreement pursuant to which, if the Company conducts a private placement transaction in connection with the initial Business Combination, the Company will offer the forward purchaser the option to purchase the forward purchase securities at a price of $10.00 per share in connection with the initial Business Combination in an amount up to (a) the percentage of Units purchased by the forward purchaser in the IPO multiplied by (b) the total number of forward purchase securities sold in such pr
i
vate placement transaction; provided that, the forward purchaser’s right to purchase such forward purchase securities shall be contingent upon the forward purchaser purchasing at least 4.95% of the Units in the IPO. The forward purchase agreement is subject to conditions, including the forward purchaser specifying the amount of forward purchase securities it wishes to purchase up to the maximum amount specified above (or such higher amount as may be agreed by the Company) after the Company notifies the forward purchaser of the Company’s offer to it to purchase forward purchase securities. The forward purchase securities will be identical to the Class A common stock being sold in the IPO, except the forward purchase securities may be subject to certain registration rights and transfer or lock-up restrictions.
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

Note 7 — Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)

Assets:
Marketable securities held in Trust Account	$225,000,944	$225,000,944	$—	$—

	$225,000,944	$225,000,944	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$6,844,500	$—	$—	$6,844,500
Warrant Liability – Private Placement Warrants	3,986,295	—	—	3,986,295

	$10,830,795	$—	$—	$10,830,795

The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a Black-Scholes-Merton (“BSM”) model are assumptions related to expected share-price volatility (pre-merger and post-merger),
expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. Once the warrants become exercisable, the Company may redeem the outstanding warrants when the price per common stock equals or exceeds $18.00. The assumptions used in calculating the estimated fair values at the end of the reporting period represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.
The key inputs into the BSM model for the warrant liability were as follows:

Input	June 30, 2021	May 28, 2021 (Initial Measurement)
Expected term (years)	5.96	6.00
Expected volatility	10.00%	10.00%
Risk-free interest rate	1.03%	1.02%
Dividend yield	0.00%	0.00%
The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the period from January 28, 2021 (inception) through June 30, 2021:

Warrant Liability
Fair value as of January 28, 2021 (inception)	$—
Initial fair value of warrant liability upon issuance at IPO	10,685,261
Change in fair value	145,534

Fair value as of June 30, 2021	$10,830,795

Note 8 — Stockholder’s Equity
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock at a par value of $0.0001 per share. At June 30, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 — The Company is authorized to issue 100,000,000 shares of Class A common stock at a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2021, there were 2,238,212 shares of Class A common stock issued and outstanding, excluding 20,261,788 shares of Class A common stock subject to possible redemption..
Class
 B Common Stock
 — The Company is authorized to issue 10,000,000 shares of Class B common stock at a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common stock. On January 29, 2021, the Sponsor paid $25,000 to cover certain of the Company’s offering costs in exchange for 5,750,000 founder shares. In March 2021, the Company effected a stock dividend of 1,437,500 shares with respect to its Class B common stock, resulting in its initial stockholders holding an aggregate of 7,187,500 founder shares. On May 25, 2021, the Sponsor surrendered an aggregate of 718,750 shares of Class B common stock for no consideration, which were cancelled, resulting in an aggregate of 6,468,750 shares of Class B common stock outstanding and held by the Sponsor. Up to 843,750 of the founder shares will be forfeited depending on the extent to which the underwriters’ over-allotment is exercised. In July 2021, the 843,750 of the founder shares were forfeited due to the underwriters’ over-allotment not exercised.
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
Stock-based Compensation
— As of June 30, 2021, the Sponsor had entered into four Management Award Agreements (the “Awards”) with participants. The Sponsor granted 200,000 membership interests in exchange for services provided by these participants for the benefit of the Company.
For the Awards granted during 2021, the weighted average fair value per membership interests was estimated to be $3.57. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from the Company’s common stock. The Company accounts for the expected life of interests in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options. The fair value of stock-based payment awards was amortized over the Combination Period due to the reason that if, at any time prior to the initial Business Combination, the participants resign for any reason, the granted Awards will be forfeited for no consideration.
In applying the Black-Scholes option pricing model, the Company used the following assumptions:

Risk-free interest rate	1.05%
Expected term (years)	6.00
Expected volatility	15.50%
Expected dividends	0.00
The stock-based compensation expense related to option grants was $29,750 for the period from January 28, 2021 (inception) through June 30, 2021.

Note 9 — Subsequent Events
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
Overview
We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and, as of June 30, 2021, we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to a forward purchase agreement), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.
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
Of the net proceeds from the IPO and associated private placements, $225,000,000 of cash was placed in the trust account.
We cannot assure you that our plans to complete our Initial Business Combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. The only activities through June 30, 2021 were organizational activities and those necessary to prepare for the initial public offering. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income
in the form of interest income on marketable securities held in the trust account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2021, we had net loss of $658,869, which consisted of $123,718 in formation and operating costs, $390,561 in warrant issuance costs, and $145,534 in change in fair value of warrants, offset by $944 in interest earned on marketable securities held in the Trust Account.

For the period from January 28, 2021 (inception) through June 30, 2021, we had net loss of $659,645, which consisted of $124,494 in formation and operating costs, $390,561 in warrant issuance costs, and $145,534 in change in fair value of warrants, offset by $944 in interest earned on marketable securities held in the Trust Account.
Liquidity and Capital Resources
As of June 30, 2021, we had approximately $0.9 million in its operating bank account, and working capital of approximately $0.9 million.
Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through a payment of certain offering costs of $25,000 from the Sponsor for the Founder Shares, and the loan under an unsecured promissory note from the Sponsor of $66,366. We fully paid the note to the Sponsor on June 30, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.
In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loans.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.
Net Income (Loss) Per Common Share
Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for each of the periods.
The Company’s condensed statements of operations include a presentation of income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class
method of income (loss) per common share. Net income per common share, basic and diluted, for redeemable Class A common stock is calculated by dividing the interest income earned on the Trust Account (less any amounts utilized for taxes), by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per common share, basic and diluted, Class B and non-redeemable
Class A common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class B and non-redeemable
Class A common stock outstanding for the periods. Class B common stock includes the founder shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.
The calculation of diluted net income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) IPO and (iii) Private Placement since the exercise price of the warrants is higher than the market price.
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
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined that both the Public Warrants and Private Placement Warrants are derivative instruments.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
Off-Balance Sheet
Arrangements; Commitments and Contractual Obligations
As of June 30, 2021, we did not
have any off-balance sheet arrangements
as defined in Item 303(a)(4)(ii)
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in
Rules 13a-15(e) and 15d-15(e) under
the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter ended June 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this
Form 10-Q.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Dated: August 20, 2021	EG ACQUISITION CORP.

	By:	/s/ Gregg S. Hymowitz
	Name:	Gregg S. Hymowitz
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: August 20, 2021	EG ACQUISITION CORP.

	By:	/s/ Sophia Park Mullen
	Name:	Sophia Park Mullen
	Title:	President (Principal Financial and Accounting Officer)