Form 10-Q
period 2021-09-30
EG Acquisition Corp.
filed 2021-11-22
CIK 1843973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405
of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,
smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”
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
As of November
22
, 2021, there were 22,500,000 shares of Class A common stock, par value $0.0001 per share, and 5,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

EG ACQUISITION CORP.
Quarterly Report on
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Unaudited Condensed Balance Sheet as of September 30, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from January 28, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the three months ended September 30, 2021 and for the period from January 28, 2021 (inception) through September 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period from January 28, 2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

SIGNATURES		23

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
EG ACQUISITION CORP.
UNAUDITED CONDENSED BALANCE SHEET

September 30, 2021
Assets:
Current asset - cash	$455,844
Prepaid expenses	466,820

Total current assets	922,664
Prepaid expenses, non-current	293,423
Marketable securities held in Trust Account	225,003,839

Total Assets	$226,219,926

Liabilities and Stockholders’ Deficit
Accrued offering costs and expenses	$127,808
Due to related party	41,935

Total current liabilities	169,743
Warrant liability	7,040,147
Deferred underwriting discount	7,875,000

Total Liabilities	15,084,890

Commitments and Contingencies (Note 7)
Class A common stock subject to possible redemption, 22,500,000 shares at redemption value	225,003,839
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding (excluding 22,500,000 shares subject to possible redemption)	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,625,000 shares issued and outstanding	563
Additional paid-in capital	—
Accumulated deficit	(13,869,366)

Total stockholders’ deficit	(13,869,803)

Total Liabilities, Temporary Equity and Stockholders’ Deficit	$226,219,926

The accompanying notes are an integral part of these unaudited condensed financial statements.

EG ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2021	For the period from January 28, 2021 (inception) through September 30, 2021
Formation and operating costs	$347,406	$471,900

Loss from operations	(347,406)	(471,900)

Other income (expense)
Change in fair value of warrants	3,790,648	3,645,114
Warrant issuance costs	(549)	(391,110)
Trust interest income	2,895	3,839

Total other income	3,792,994	3,257,843

Net income	$3,445,588	$2,785,943

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	22,500,000	11,526,639

Basic and diluted net income per share	$0.12	$0.16

Basic and diluted weighted average shares outstanding, non-redeemable common stock	5,625,000	5,625,000

Basic and diluted net income per share	$0.12	$0.16

The accompanying notes are an integral part of these unaudited condensed financial statements.

EG ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated Deficit) Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity (Deficit)
Balance as of January 28, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	—	—	6,468,750	647	24,353	—	25,000
Net loss	—	—	—	—	—	(776)	(776)

Balance as of March 31, 2021	—	$—	6,468,750	$647	$24,353	$(776)	$24,224
Sale of 22,500,000 Units, net of underwriting discount, offering expenses, and warrant liability	22,500,000	2,250	—	—	208,220,535	—	208,222,785
Stock-based compensation	—	—	—	—	29,750	—	29,750
Net loss	—	—	—	—	—	(658,869)	(658,869)
Class A common stock subject to possible redemption , as restated	(22,500,000)	(2,250)	—	—	(208,274,638)	(16,723,112)	(225,000,000)
Change to Class A common stock subject to possible redemption , as restated	—	—	—	—	—	(944)	(944)

Balance as of June 30, 2021 , as restated	—	$—	6,468,750	$647	$—	$(17,383,701)	$(17,383,054)
Stock based compensation	—	—	—	—	89,250	—	89,250
Other offering expenses	—	—	—	—	(18,241)	—	(18,241)
Forfeiture of 843,750 Class B shares	—	—	(843,750)	(84)	84	—	—
Net income	—	—	—	—	—	3,445,588	3,445,588
Change to Class A common stock subject to possible redemption	—	—	—	—	(71,642)	68,747	(2,895)

Balance as of September 30, 2021	—	$—	5,625,000	$563	$—	$(13,869,366)	$(13,868,803)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EG ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the period from January 28, 2021 (inception) through September 30, 2021
Cash flows from operating activities:
Net income	$2,785,943
Change in fair value of warrants	(3,645,114)
Stock-based compensation	119,000
Warrant issuance costs	391,110
Trust interest income	(3,839)
Changes in current assets and current liabilities:
Prepaid expenses	(760,243)
Due to related party	41,935
Accrued offering costs and expenses	219,174

Net cash used in operating activities	(852,034)
Cash flows from investing activities:
Marketable securities held in Trust Account	(225,000,000)

Net cash used in investing activities	(225,000,000)
Cash flows from financing activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	220,500,000
Proceeds from private placement	6,500,000
Repayment of promissory note to related party	(66,366)
Payment of offering costs	(625,756)

Net cash provided by financing activities	226,307,878

Net change in cash	455,844
Cash, beginning of the period	—
Cash, end of the period	$455,844

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$25,000

Deferred underwriting commissions charged to additional paid in capital	$7,875,000

Deferred offering costs paid by Sponsor loan	$66,366

Initial value of Class A common stock subject to possible redemption	$225,000,000

Change in value of Class A common stock subject to possible redemption	$3,839

Initial classification of warrant liability	$10,685,261

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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 28, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense). The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is EG Sponsor LLC, a Delaware limited liability company (the “Sponsor”).
Financing
The registration statement for the Company’s IPO was declared effective on May 25, 2021 (the “Effective Date”). On May 28, 2021, the Company consummated the IPO of 22,500,000 units (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”, and warrants included in the Units being offered, the “Public Warrants”), at $10.00 per Unit, generating gross proceeds of $225,000,000, which is discussed in Note 4.
Simultaneously with the closing of the IPO, the Company consummated the sale of 4,333,333 Private Placement Warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating total gross proceeds of $6,500,000.
Transaction costs amounted to $13,000,756 consisting of $4,500,000 of underwriting discount, $7,875,000 of deferred underwriting discount, and $625,756 of other offering costs. See “Offering Costs associated with the Initial Public Offering” under Note 3.
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
The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares (as described in Note 6) and public shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within 24 months from the closing of the IPO, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame. If the Company submits the initial Business Combination to the public stockholders for a vote, the initial stockholders have agreed to vote their founder shares and any public shares purchased during or after the IPO in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabil
i
ties under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.
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
Liquidity and Capital Resources
As of September 30, 2021, the Company had approximately $0.5 million in its operating bank account, and working capital of approximately $0.8 million.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a payment of certain offering costs of $25,000 from the Sponsor (see Note 6) for the Founder Shares, and the loan under an unsecured promissory note from the Sponsor of $66,366 (see Note 6). The Company fully paid the note to the Sponsor on September 30, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.
In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 6). To date, there were no amounts outstanding under any Working Capital Loans.
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
Note 2 — Restatement of Previously Issued Financial Statements
In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of
$10.00 per Class A common stock while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001.
Based upon an interpretation issued by the SEC in September 2021, the Company, as part of its review of its financial statements for the period ended September 30, 2021, reevaluated the classification of the Class A common stock and determined that the Class A common stock issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that the carrying value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being classified as temporary equity in its entirety. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.
In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.
The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously Reported	Adjustments	As Restated
Balance Sheet at May 28, 2021
Class A common stock subject to possible redemption	$202,881,630	$22,118,370	$225,000,000
Class A common stock	221	(221)	—
Class B common stock	647	—	647
Additional paid-in capital	5,393,051	(5,393,051)	—
Accumulated deficit	$(393,910)	$(16,725,098)	$(17,119,008)
Total stockholders’ equity (deficit)	5,000,009	(22,118,370)	(17,118,361)
Number of shares subject to redemption	20,288,163	2,211,837	22,500,000

Balance Sheet at June 30, 2021
Class A common stock subject to possible redemption	$202,617,880	$22,383,064	$225,000,944
Class A common stock	224	(224)	—
Class B common stock	647	—	647
Additional paid-in capital	5,658,784	(5,658,784)	—
Accumulated deficit	$(659,645)	$(16,724,056)	$(17,383,701)
Total stockholders’ equity (deficit)	5,000,010	(22,383,064)	(17,383,054)
Number of shares subject to redemption	20,261,788	2,238,212	22,500,000

Statement of Operations for the three months ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	7,357,246	802,095	8,159,341
Basic and diluted net income (loss) per share	$0.00	$(0.05)	$(0.05)
Basic and diluted weighted average shares outstanding, non-redeemable common stock	7,270,845	(1,645,845)	5,625,000
Basic and diluted net loss per share	$(0.09)	$0.04	$(0.05)

Statement of Operations for the period from January 28, 2021 (inception) through June 30, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	4,404,667	480,201	4,884,868
Basic and diluted net income (loss) per share	$0.00	$(0.06)	$(0.06)
Basic and diluted weighted average shares outstanding, non-redeemable common stock	6,948,951	(1,323,951)	5,625,000
Basic and diluted net loss per share	$(0.09)	$0.03	$(0.06)

Statement of Stockholders’ Equity for the three months ended June 30, 2021
Class A common stock subject to possible redemption	$(202,617,880)	$(22,383,064)	$(225,000,944)
Statement of Stockholders’ Equity for the period from January 28, 202 (inception) through June 30, 2021
Class A common stock subject to possible redemption	$(202,617,880)	$(22,383,064)	$(225,000,944)
Statement of Cash Flows for the period from January 28, 2021 (inception) through June 30, 2021
Initial value of Class A common stock subject to possible redemption	$202,881,630	$22,118,370$	$225,000,000
Change in value of Class A common stock subject to possible redemption	$(263,750)	$264,694	$944
Note 3 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from January 28, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.
Marketable Securities Held in Trust Account
At September 30, 2021, the assets held in the Trust Account were held in mutual funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Fair Value Measurements
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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
The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are estimated to approximate the carrying values as of September 30, 2021 due to the short maturities of such instruments.
The Company’s warrant liability is based on a Black-Scholes-Merton (“BSM”) model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability is classified as Level 3. See Note 8 for additional information on assets and liabilities measured at fair value.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Class A Common Stock Subject to Possible Redemption
All of the 22,500,000 Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
Net Income Per Common Share
The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 11,833,333 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended September 30, 2021 and for the period from January 28, 2021 (inception) through September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended September 30, 2021		For the Period from January 28, 2021 (Inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$2,756,470	$689,118	$1,872,274	$913,669

Denominator:
Weighted-average shares outstanding	22,500,000	5,625,000	11,526,639	5,625,000
Basic and diluted net income per share	$0.12	$0.12	$0.16	$0.16

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
The Company incurred offering costs amounting to $13,000,756 as a result of the Initial Public Offering consisting of a $4,500,000 underwriting discount, $7,875,000 of deferred underwriting discount, and $625,756 of other offering costs. The Company recorded $12,609,646 of offering costs as a reduction of equity in connection with the Class A common stock included in the Units. The Company immediately expensed $391,110 of offering costs in connection with the Warrants that were classified as liabilities.
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
Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined that both the Public Warrants and Private Placement Warrants are derivative instruments (See Note 4 and Note 5).
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The provision for income taxes was deemed to be immaterial for the period from January 28, 2021 (inception) through September 30, 2021.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Note 4 — Initial Public Offering
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
Note 5 — Private Placement
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
The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares (as described in Note 6) and public shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within 24 months from the closing of the IPO, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame. If the Company submits the initial Business Combination to the public stockholders for a vote, the initial stockholders have agreed to vote their founder shares and any public shares purchased during or after the IPO in favor of the initial Business Combination.
Note 6 — Related Party Transactions
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
Promissory Note — Related Party
The Company’s Sponsor has agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the IPO. The loan is non-interest
bearing, unsecured and due at the earlier of July 31, 2021 or the closing of the IPO. As of September 30, 2021, the Company had borrowed $66,366 under the promissory note. The Company paid the promissory note in full on June 30, 2021.

Related Party Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such loan is non-interest
bearing. If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At September 30, 2021, no such Working Capital Loans were outstanding.
Administrative Support Agreement
The Company has agreed, commencing on May 25, 2021, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
Note 7 — Commitments and Contingencies
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
Note 8 — Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$225,003,839	$225,003,839	$—	$—

	$225,003,839	$225,003,839	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$4,425,750	$4,425,750	$—	$—
Warrant Liability – Private Placement Warrants	2,614,397	—	—	2,614,397

	$7,040,147	$4,425,750	$—	$2,614,397

The fair value of the Public Warrants at September 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. As of September 30, 2021, the aggregate value of Public Warrants was $4,425,750.
The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in a Black-Scholes-Merton (“BSM”) model are assumptions related to expected share-price volatility
(pre-merger
and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values at the end of the reporting period represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.
The key inputs into the BSM model for the Private Placement Warrants were as follows:

Input	September 30, 2021	May 28, 2021 (Initial Measurement)
Expected term (years)	5.83	6.00
Expected volatility	10.70%	10.00%
Risk-free interest rate	1.12%	1.02%
Dividend yield	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the period from January 28, 2021 (inception) through September 30, 2021:

Warrant Liability
Fair value as of January 28, 2021 (inception)	$—
Initial fair value of warrant liability upon issuance at IPO	10,685,261
Transfer out of Level 3 to Level 1	(4,425,750)
Change in fair value	(3,645,114)

Fair value as of September 30, 2021	$2,614,397

Note 9 — Stockholder’s Equity
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock at a par value of $0.0001 per share. At September 30, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock at a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 0 shares of Class A common stock issued and outstanding, excluding 22,500,000 shares of Class A common stock subject to possible redemption.
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
Stock-based Compensation
 — As of September 30, 2021, the Sponsor had entered into four Management Award Agreements (the “Awards”) with participants. The Sponsor granted 200,000 membership interests in exchange for services provided by these participants for the benefit of the Company.
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
The stock-based compensation expense related to option grants was $89,250 and $119,000, respectively, for the three months ended September 30, 2021 and for the period from January 28, 2021 (inception) through September 30, 2021.
Note 10 — Subsequent Events
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
Overview
We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and, as of September 30, 2021, we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to a forward purchase agreement), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. The only activities through September 30, 2021 were organizational activities and those necessary to prepare for the initial public offering. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating
income in the form of interest income on marketable securities held in the trust account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended September 30, 2021, we had net income of $3,445,588, which consisted of $3,790,648 in change in fair value of warrants and $2,895 in interest earned on marketable securities held in the Trust Account, offset by $347,406 in formation and operating costs and $549 in warrant issuance costs.
For the period from January 28, 2021 (inception) through September 30, 2021, we had net income of $2,785,943, which consisted of $3,645,114 in change in fair value of warrants and $3,839 in interest earned on marketable securities held in the Trust Account, offset by $471,900 in formation and operating costs and $391,110 in warrant issuance costs.
Liquidity and Capital Resources
As of September 30, 2021, we had approximately $0.5 million in its operating bank account, and working capital of approximately $0.8 million.
Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through a payment of certain offering costs of $25,000 from the Sponsor for the Founder Shares, and the loan under an unsecured promissory note from the Sponsor of $66,366.

We fully paid the note to the Sponsor on September 30, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.
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
Class A Common Stock Subject to Possible Redemption
All of the 22,500,000 Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
Net Income Per Common Share
The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 11,833,333 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended September 30, 2021 and for the period from January 28, 2021 (inception) through September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods.
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
As of September 30, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of
Regulation S-K
and did not have any commitments or contractual obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.
Item 4. Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, we concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the restatements of our May 28, 2021 and June 30, 2021 financial statements (the “restatements”) regarding the classification of redeemable Class A common stock, as described below, and that this constitutes a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
Regarding the restatements to the June 30, 2021 quarterly financial statements included in the Company’s Form 10-Q, as filed with the SEC on August 20, 2021 as well as the Company’s balance sheet included on the Company’s Form 8-K, as filed with the SEC on June 4, 2021, based upon an interpretation issued by the SEC in September 2021 certain redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A common stock in permanent equity. The Company restated its financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.
It is noted that the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, assets held in trust or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
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

Dated: November 22 , 2021	EG ACQUISITION CORP.

	By:	/s/ Gregg S. Hymowitz
	Name:	Gregg S. Hymowitz
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: November 22 , 2021	EG ACQUISITION CORP.

	By:	/s/ Sophia Park Mullen
	Name:	Sophia Park Mullen
	Title:	President (Principal Financial and Accounting Officer)