Form 10-Q
period 2022-03-31
EG Acquisition Corp.
filed 2022-05-16
CIK 1843973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
of the Exchange Act).     Yes  ☒    No  ☐
As of May 11, 2022
, there were 22,500,000 shares of Class A common stock, par value $0.0001 per share, and 5,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

EG ACQUISITION CORP.
Quarterly Report on Form
10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	1
Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from January 28, 2021 (inception) through March 31, 2021 (Unaudited)	2
Condensed Statements of Changes in Stockholder’s Equity (Deficit) for the three months ended March 31, 2022 and for the period from January 28, 2021 (inception) through March 31, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from January 28, 2021 (inception) through March 31, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
SIGNATURES	22

- i -

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
EG ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Cash	$120,661	$319,220
Prepaid expenses	455,264	463,959

Total current assets	575,925	783,179
Prepaid expenses, non-current	69,039	179,998
Marketable securities held in Trust Account	225,031,251	225,008,593

Total Assets	$225,676,215	$225,971,770

Liabilities and Stockholders’ Deficit
Accounts payable and accrued expenses	$219,995	$285,181
Due to related party	101,935	71,935

Total current liabilities	321,930	357,116
Warrant liabilities	2,743,767	7,383,583
Deferred underwriting discount	7,875,000	7,875,000

Total Liabilities	10,940,697	15,615,699
Commitments and Contingencies (Note 6)
Temporary equity — Class A common stock subject to possible redemption, 22,500,000 shares at redemption value as of March 31, 2022 and December 31, 2021	225,031,251	225,008,593
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding (excluding 22,500,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,625,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	563	563
Additional paid-in capital	—	—
Accumulated deficit	(10,296,296)	(14,653,085)

Total stockholders’ deficit	(10,295,733)	(14,652,522)

Total Liabilities, Temporary Equity and Stockholders’ Deficit	$225,676,215	$225,971,770

The accompanying notes are an integral part of these unaudited condensed financial statements.

EG ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Period from January 28, 2021 (Inception) Through March 31, 2021
Formation and operating costs	$372,277	$776

Loss from operations	(372,277)	(776)
Other income
Change in fair value of warrants	4,639,816	—
Trust interest income	22,658	—

Total other income	4,662,474	—

Net income (loss)	$4,290,197	$(776)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	22,500,000	—

Basic and diluted net income (loss) per share	$0.15	$—

Basic and diluted weighted average shares outstanding, non-redeemable common stock	5,625,000	5,625,000

Basic and diluted net income (loss) per share	$0.15	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EG ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S (DEFICIT) EQUITY
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	—	$—	5,625,000	$563	$—	$(14,653,085)	$(14,652,522)
Stock-based compensation	—	—	—	—	89,250	—	89,250
Accretion of Class A common stock to redemption value	—	—	—	—	(89,250)	66,592	(22,658)
Net income	—	—	—	—	—	4,290,197	4,290,197

Balance as of March 31, 2022	—	$—	5,625,000	$563	$—	$(10,296,296)	$(10,295,733)

FOR THE PERIOD FROM JANUARY 28, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of January 28, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	—	—	6,468,750	647	24,353	—	25,000
Net loss	—	—	—	—	—	(776)	(776)

Balance as of March 31, 2021	—	$—	6,468,750	$647	$24,353	$(776)	$24,224

The accompanying notes are an integral part of these unaudited condensed financial statements.

EG ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Period from January 28, 2021 (Inception) Through March 31, 2021
Cash flows from operating activities:
Net income (loss)	$4,290,197	$(776)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B common stock	—	776
Trust interest income	(22,658)	—
Change in fair value of warrants	(4,639,816)	—
Stock-based compensation	89,250	—
Changes in current assets and current liabilities:
Prepaid expenses	119,654	—
Due to related party	30,000	—
Accounts payable and accrued expenses	(65,186)	—

Net cash used in operating activities	(198,559)	—

Net change in cash	(198,559)	—
Cash, beginning of the period	319,220	—

Cash, end of the period	$120,661	$—

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$24,224

Deferred offering costs paid by Sponsor loan	$—	$35,000

Deferred offering costs in accrued offering costs and expenses	$—	$153,704

Accretion of Class A common stock to redemption value	$22,658	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

EG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from January 28, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense). The Company has selected December 31 as its fiscal year end.
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

EG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Going Concern and Liquidity
As of March 31, 2022, the Company had approximately $0.1 million in its operating bank account, and working capital of approximately $0.3 million.
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

EG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.
The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the condensed financial statements are issued. If the estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to its Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of the Business Combination.
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
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report of Form
10-K
filed by the Company with the SEC on April 15, 2022.
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

EG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Use of Estimates
The preparation of these unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statement. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in mutual funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Fair Value Measurements
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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
The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are estimated to approximate the carrying values as of March 31, 2022 and December 31, 2021 due to the short maturities of such instruments.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

EG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in c
a
pital and accumulated deficit.
As of March 31, 2022 and December 31, 2021, the Class A common stock reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$225,000,000
Less:
Proceeds allocated to Public Warrants	(6,768,825)
Over-allotment liability	(228,557)
Class A common stock issuance costs	(12,609,646)
Plus:
Accretion of carrying value to redemption value	19,615,621

Class A common stock subject to possible redemption as of December 31, 202 1	$225,008,593
Accretion of carrying value to redemption value	22,658

Class A common stock subject to possible redemption as of March 31, 2022	$225,031,251

Net Income (Loss) Per Common Share
The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 11,833,333 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended March 31, 2022 and for the period from January 28, 2021 (inception) through March 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended March 31, 2022		For the Period from January 28, 2021 (Inception) Through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$3,432,158	$858,039	$—	$(776)
Denominator:
Weighted-average shares outstanding	22,500,000	5,625,000	—	5,625,000
Basic and diluted net income (loss) per share	$0.15	$0.15	$—	$(0.00)
Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of the
ASC340-10-S99
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of underwriting fees and professional and registration fees incurred through the balance sheet date.
FASBASC470-20,
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

EG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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
Derivative assets and liabilities are classified in the condensed balance sheets as current or non-current
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
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

EG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

EG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

EG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Promissory Note — Related Party
The Company’s Sponsor has agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the IPO. The loan is non-interest
bearing, unsecured and due at the earlier of July 31, 2021 or the closing of the IPO. The Company paid the promissory note in full on June 30, 2021. As of March 31, 2022, the Company had no amounts outstanding under the promissory note.
Related Party Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such loan is non-interest
bearing. If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.
Administrative Support Agreement
The Company has agreed, commencing on May 25, 2021, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the company incurred $30,000 in fees for these services of which such amount is included in due to related party. For the period from January 28, 2021 (inception) through March 31, 2021 the company did not incur any fees for these services.
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
restrictions.

EG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The forward purchase transaction is at the discretion of the Company and is subject to conditions, including the forward purchaser confirming its commitment to purchase forward purchase securities and the amount thereof no later than fifteen days after the Company notifies the forward purchaser of a proposed initial Business Combination and of the Company’s intention to raise capital through the issuance of equity securities in connection with the closing of such Business Combination. The forward purchaser may grant or withhold its confirmation entirely within its sole discretion, and if the forward purchaser does not confirm its commitment at such time, it will not be obligated and will not have the right to purchase any of the forward purchase securities. The proceeds from the sale of these forward purchase securities, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of public common stock) and any other equity or debt financing obtained by the Company in connection with the Business Combination, may be used to satisfy the cash requirements of the Business Combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-Business Combination company for working capital or other purposes. The Company performed an assessment in accordance with Accounting Standards Codification (“ASC”) 480—Distinguishing Liabilities from Equities and ASC 815—Derivatives and Hedging to conclude whether the forward-purchase securities constitute a liability and a
d
e
rivative such that it will be fair valued separately from the Company’s common stock. The Company concludes that the forward-purchase securities should be equity-classified and its embedded features should not be bifurcated.
Note 7 — Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
	$225,031,251	$225,031,251	$—	$—
Liabilities:
Warrant Liability – Public Warrants	$1,725,000	$1,725,000	—	—
Warrant Liability – Private Placement Warrants	1,018,767	—	—	$1,018,767

	$2,743,767	$1,725,000	$—	$1,018,767

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:

	$225,008,593	$225,008,593	$—	$—
Liabilities:
Warrant Liability – Public Warrants	$4,649,250	$4,649,250	—	—
Warrant Liability – Private Placement Warrants	2,734,333	—	—	2,734,333

	$7,383,583	$4,649,250	$—	$2,734,333

EG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The fair value of the Public Warrants at March 31, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market.
The estimated fair value of the Private Placement Warrants at March 31, 2022 and December 31, 2021 is determined using Level 3 inputs. Inherent in a Black-Scholes-Merton (“BSM”) model are assumptions related to expected share-price volatility
(pre-merger
and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination.
The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values at the end of the reporting period represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.
The key inputs into the BSM model for the Private Placement Warrants were as follows:

Input	March 31, 2022	December 31, 2021
Expected term (years)	5.58	5.70
Expected volatility	4.00%	10.70%
Risk-free interest rate	2.41%	1.32%
Dividend yield	0.00%	0.00%
The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the period from January 28, 2021 (inception) through December 31, 2021 and March 31, 2022:

Warrant Liability
Fair value as of December 31, 2021	$2,734,333
Change in fair value	(1,715,566)
Fair value as of March 31, 2022	$1,018,767
Note 8 — Stockholder’s Equity
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock at a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock at a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 0 shares of Class A common stock issued and outstanding, excluding 22,500,000 shares of Class A common stock subject to possible redemption.
Class
 B Common Stock
 — The Company is authorized to issue 10,000,000 shares of Class B common stock at a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common stock. On January 29, 2021, the Sponsor paid $25,000 to cover certain of the Company’s offering costs in exchange for 5,750,000 founder shares. In March 2021, the Company effected a stock dividend of 1,437,500 shares with respect to its Class B common stock, resulting in its initial stockholders holding an aggregate of 7,187,500 founder shares. On May 25, 2021, the Sponsor surrendered an aggregate of 718,750 shares of Class B common stock for no consideration, which were cancelled, resulting in an aggregate of 6,468,750 shares of Class B common stock outstanding and held by the Sponsor. Up to 843,750 of the founder shares will be forfeited depending on the extent to which the underwriters’ over-allotment is exercised. In July 2021, the 843,750 of the founder shares were forfeited due to the underwriters’ over-allotment not exercised. As of March 31, 2022 and December 31, 2021, there were 5,625,000 shares of Class B common stock issued and outstanding.

EG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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
Stock-based Compensation
 — As of March 31, 2022 and December 31, 2021, the Sponsor had entered into four Management Award Agreements (the “Awards”) with participants. The Sponsor granted 200,000 membership interests in exchange for services provided by these participants for the benefit of the Company.
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
The stock-based compensation expense related to option grants was $89,250 for the three months ended March 31, 2022. For the period from January 28, 2021 (inception) through March 31, 2021 no
stock based compensation expense was recognized.
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
Overview
We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and, as of March 31, 2022, we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to a forward purchase agreement), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. The only activities through March 31, 2022 were organizational activities and those necessary to prepare for the initial public offering. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating
income in the form of interest income on marketable securities held in the trust account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had net income of $4,290,197, which consisted of $4,639,816 in change in fair value of warrants, and $22,658 in interest earned on marketable securities held in the Trust Account, offset by $372,277 in formation and operating costs.
For the period from January 28, 2021 (inception) through March 31, 2021, we had a net loss of $776 which consisted of formation and operating costs.
Going Concern and Liquidity
As of March 31, 2022, we had approximately $0.1 million in its operating bank account, and working capital of approximately $0.3 million.
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
Net Income (Loss) Per Common Share
The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 11,833,333 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended March 31, 2022 and for the period from January 28, 2021 (inception) through March 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the condensed balance sheets as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined that both the Public Warrants and Private Placement Warrants are derivative instruments.

Recent Accounting Standards
In August 2020, the FASB issued ASU
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
Off-Balance
Sheet Arrangements; Commitments and Contractual Obligations
As of March 31, 2022, we did not have any
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
13a-15
and
15d-15
under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, we concluded that our disclosure controls and procedures were not effective as of March 31, 2022, due to the restatements of our May 28, 2021 and June 30, 2021 financial statements (the “restatements”) regarding the classification of redeemable Class A common stock, as described below, and that this constitutes a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A.	Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report of Form
10-K
filed with the SEC on April 15, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Annual Report of Form
10-K
filed with the SEC on April 15, 2022.

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
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form
10-Q.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XRBL and contained in Exhibit 101)

*
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

**	Filed Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 13, 2022	EG ACQUISITION CORP.

	By:	/s/ Gregg S. Hymowitz
	Name:	Gregg S. Hymowitz
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: May 13, 2022	EG ACQUISITION CORP.

	By:	/s/ Sophia Park Mullen
	Name:	Sophia Park Mullen
	Title:	President (Principal Financial and Accounting Officer)