Form 10-Q
period 2022-06-30
EG Acquisition Corp.
filed 2022-08-15
CIK 1843973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
10
, 2022, there were 22,500,000 shares of Class A common stock, par value $0.0001 per share, and 5,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

EG ACQUISITION CORP.
Quarterly Report on Form
10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	1
Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three months ended June 30, 2022 and 2021, for the six months ended June 30, 2022 and for the period from January 28, 2021 (inception) through June 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ Deficit for the three months ended June 30, 2022 and 2021, for the six months ended June 30, 2022 and for the period from January 28, 2021 (inception) through June 30, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from January 28, 2021 (inception) through June 30, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
SIGNATURES	22

- i -

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
EG ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Cash	$86,217	$319,220
Prepaid expenses	464,781	463,959

Total current assets	550,998	783,179
Prepaid expenses, non-current	—	179,998
Marketable securities held in Trust Account	225,335,089	225,008,593

Total Assets	$225,886,087	$225,971,770

Liabilities and Stockholders’ Deficit
Accounts payable and accrued expenses	$282,961	$285,181
Income taxes payable	8,681	—
Due to related party	131,935	71,935
Promissory note—related party	400,000	—

Total current liabilities	823,577	357,116
Warrant liabilities	1,727,650	7,383,583
Deferred underwriting discount	7,875,000	7,875,000
Total Liabilities	10,426,227	15,615,699

Commitments and Contingencies (Note 6)
Temporary equity — Class A common stock subject to possible redemption, 22,500,000 shares at redemption value as of June 30, 2022 and December 31, 2021	225,032,659	225,008,593

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding (excluding 22,500,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,625,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	563	563
Additional paid-in capital	—	—
Accumulated deficit	(9,573,362)	(14,653,085)

Total stockholders’ deficit	(9,572,799)	(14,652,522)

Total Liabilities, Temporary Equity and Stockholders’ Deficit	$225,886,087	$225,971,770

The accompanying notes are an integral part of these unaudited condensed financial statements.

EG ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from January 28, 2021 (Inception) Through June 30,
	2022	2021	2022	2021
Formation and operating costs	$676,182	$123,718	$1,048,459	$124,494

Loss from operations	(676,182)	(123,718)	(1,048,459)	(124,494)
Other income (expense):
Change in fair value of warrants	1,016,117	(145,534)	5,655,933	(145,534)
Warrant issuance costs	—	(390,561)	—	(390,561)
Trust interest income	303,838	944	326,496	944

Total other income (expense), net	1,319,955	(535,151)	5,982,429	(535,151)
Income (Loss) before provision for income taxes	643,773	(658,869)	4,933,970	(659,645)
Provision for income taxes	(8,681)	—	(8,681)	—

Net income (loss)	$635,092	$(658,869)	$4,925,289	$(659,645)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	22,500,000	8,159,341	22,500,000	4,884,868

Basic and diluted net income (loss) per share	0.02	(0.05)	0.18	(0.06)

Basic and diluted weighted average shares outstanding, non-redeemable common stock (1)	5,625,000	5,625,000	5,625,000	5,625,000

Basic and diluted net income (loss) per share	0.02	(0.05)	0.18	(0.06)

(1)
Excludes an aggregate of up to 843,750 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters as of June 30, 2021(see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

EG ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	5,625,000	$563	$—	$(14,653,085)	$(14,652,522)
Stock-based compensation	—	—	—	—	89,250	—	89,250
Accretion of Class A common stock to redemption value	—	—	—	—	(89,250)	66,592	(22,658)
Net income	—	—	—	—	—	4,290,197	4,290,197

Balance — March 31, 2022	—	$—	5,625,000	$563	$—	$(10,296,296)	$(10,295,733)
Stock-based compensation	—	—	—	—	89,250	—	89,250
Accretion of Class A common stock to redemption value	—	—	—	—	(89,250)	87,842	(1,408)
Net income	—	—	—	—	—	635,092	635,092

Balance — June 30, 2022	—	$—	5,625,000	$563	$—	$(9,573,362)	$(9,572,799)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND
FOR THE PERIOD FROM JANUARY 28, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 28, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	—	—	6,468,750	647	24,353	—	25,000
Net loss	—	—	—	—	—	(776)	(776)

Balance as of March 31, 2021	—	$—	6,468,750	$647	$24,353	$(776)	$24,224
Proceeds received in excess of fair value of private placement warrants	—	—	—	—	2,583,564	—	2,583,564
Stock-based compensation	—	—	—	—	29,750	—	29,750
Accretion of Class A common stock to redemption value	—	—	—	—	(2,637,667)	(16,724,056)	(19,361,723)
Net loss	—	—	—	—	—	(658,869)	(658,869)

Balance — June 30, 2021	—	$—	6,468,750	$647	$—	$(17,383,701)	$(17,383,054)

(1)	Includes up to 843,750 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).
The accompanying notes are an integral part of these unaudited condensed financial statements.

EG ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,	For the Period from January 28, 2021 (Inception) Through June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$4,925,289	$(659,645)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B common stock	—	776
Trust interest income	(326,496)	(944)
Change in fair value of warrants	(5,655,933)	145,534
Stock-based compensation	178,500	29,750
Warrant issuance costs	—	390,561
Changes in current assets and current liabilities:
Prepaid expenses	179,176	(883,002)
Due to related party	60,000	11,935
Accounts payable and accrued expenses	(2,220)	551,220
Income taxes payable	8,681	—

Net cash used in operating activities	(633,003)	(413,815)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(225,000,000)

Net cash used in investing activities	—	(225,000,000)
Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	—	220,500,000
Proceeds from private placement	—	6,500,000
Proceeds from issuance of promissory note to related party	400,000	(66,366)
Payment of offering costs	—	(607,515)

Net cash provided by financing activities	400,000	226,326,119
Net Change in Cash	(233,003)	912,304
Cash – Beginning of the period	319,220	—

Cash – End of the period	$86,217	$912,304

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$24,224

Deferred underwriting commissions charged to additional paid in capital	$—	$7,875,000

Deferred offering costs paid by Sponsor loan	$—	$66,366

Accretion of Class A common stock to redemption value	$24,066	$19,361,723

Initial classification of warrant liability	$—	$10,685,261

The accompanying notes are an integral part of these unaudited condensed financial statements.

EG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Organization, Business Operations and Going Concern
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from January 28, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense). The Company has selected December 31 as its fiscal year end.
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.
Going Concern and Liquidity
As of June 30, 2022, the Company had approximately $86,000 in its operating bank account, and a working capital deficit of approximately $270,000.
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
In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through May 28, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management intends to complete a Business Combination prior to mandatory liquidation date. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Note 2 — Significant Accounting Policies
Basis of Presentation
The condensed financial information as of December 31, 2021 has been derived from audited financial statements not included herein. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021 as filed by the Company with the SEC on April 15, 2022.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in mutual funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
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
The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are estimated to approximate the carrying values as of June 30, 2022 and December 31, 2021 due to the short maturities of such instruments.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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
As of June 30, 2022 and December 31, 2021, the Class A common stock reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$225,000,000
Less:
Proceeds allocated to Public Warrants	(6,768,825)
Over-allotment liability	(228,557)
Class A common stock issuance costs	(12,609,646)
Plus:
Accretion of carrying value to redemption value	19,615,621

Class A common stock subject to possible redemption as of December 31, 2021	$225,008,593
Accretion of carrying value to redemption value	22,658

Class A common stock subject to possible redemption as of March 31, 2022	$225,031,251
Accretion of carrying value to redemption value	1,408

Class A common stock subject to possible redemption as of June 30, 2022	$225,032,659

Net Income (Loss) Per Common Share
The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 11,833,333 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended June 30, 2022 and 2021 and for the six months ended June 30, 2022 and for the period from January 28, 2021 (inception) through June 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		For the Period from January 28, 2021 (Inception) Through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$508,074	$127,018	$(390,003)	(268,866)	$3,940,231	$985,058	$(306,596)	$(353,049)
Denominator:
Weighted-average shares outstanding	22,500,000	5,625,000	8,159,341	5,625,000	22,500,000	5,625,000	4,884,868	5,625,000

Basic and diluted net income (loss) per share	$0.02	$0.02	$(0.05)	(0.05)	$0.18	$0.18	$(0.06)	$(0.06)
Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of the
ASC340-10-S99
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of underwriting fees and professional and registration fees incurred through the balance sheet date FASB
ASC470-20,
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
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

The Company’s effective tax rate was
1.35% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.18% and 0.00% for the six months ended June 30, 2022 and for the period from January 28, 2021 (inception) through June 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended June 30, 2022 and 2021 and for the six months ended June 30, 2022 and for the period from January 28, 2021 (inception) through June 30, 2021 2021, due to changes in fair value in warrant liability, merger and acquisition expenses, stock based compensation and the valuation allowance on the deferred tax assets.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Recent Accounting Pronouncements
In August 2020, the FASB issued
ASU2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU2020-06”)
to simplify accounting for certain financial instruments.
ASU2020-06
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
ASU2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments.
ASU2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that
ASU2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
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
Redemption of Warrants
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”)to each warrant holder; and

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
On June 14, 2022, the Sponsor agreed to loan the Company $400,000 pursuant to a new promissory note (the “Promissory Note”). The Promissory Notes are non-interest
bearing and payable on the earlier of: (i) May 27, 2023 or (ii) the date on which the Company consummates an initial business combination. As of June 30, 2022, there was $400,000 outstanding under the Promissory Note.
Related Party Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such loan is non-interest
bearing. If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.
Administrative Support Agreement
The Company has agreed, commencing on May 25, 2021, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the company incurred $30,000 and $60,000 in fees for these services, respectively, of which such amount is included in due to related party. For the three months ended June 30, 2021 and for the period from January 28, 2021 (inception) through June 30, 2021, the Company incurred $11,935 in fees for these services, of which such amount is included in due to related party.
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
Note 7 — Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$225,335,089	$225,335,089	$—	$—
Liabilities:
Warrant Liability – Public Warrants	$1,086,750	$1,086,750	—	—
Warrant Liability – Private Placement Warrants	640,900	—	—	$640,900

	$1,727,650	$1,086,750	$—	$640,900

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
	$225,008,593	$225,008,593	$—	$—
Liabilities:
Warrant Liability – Public Warrants	$4,649,250	$4,649,250	—	—
Warrant Liability – Private Placement Warrants	2,734,333	—	—	2,734,333

	$7,383,583	$4,649,250	$—	$2,734,333

EG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The fair value of the Public Warrants at June 30, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market.
The estimated fair value of the Private Placement Warrants at June 30, 2022 and December 31, 2021 is determined using Level 3 inputs. Inherent in a Black-Scholes-Merton (“BSM”) model are assumptions related to expected share-price volatility(pre-merger
and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination.
The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values at the end of the reporting period represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.
The key inputs into the BSM model for the Private Placement Warrants were as follows:

Input	June 30, 2022	December 31, 2021
Expected term (years)	5.45	5.70
Expected volatility	1.7%	10.70%
Risk-free interest rate	3.02%	1.32%
Dividend yield	0.00%	0.00%
The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the period from January 28, 2021 (inception) through December 31, 2021 and June 30, 2022:

Warrant Liability
Fair value as of December 31, 2021	$2,734,333
Change in fair value	(1,715,566)

Fair value as of March 31, 2022	1,018,767
Change in fair value	(377,867)

Fair value as of June 30, 2022	$640,900

Note 8 — Stockholders’ Equity
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock at a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock at a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 0 shares of Class A common stock issued and outstanding, excluding 22,500,000 shares of Class A common stock subject to possible redemption.
Class
 B Common Stock
 — The Company is authorized to issue 10,000,000 shares of Class B common stock at a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common stock. On January 29, 2021, the Sponsor paid $25,000 to cover certain of the Company’s offering costs in exchange for 5,750,000 founder shares. In March 2021, the Company effected a stock dividend of 1,437,500 shares with respect to its Class B common stock, resulting in its initial stockholders holding an aggregate of 7,187,500 founder shares. On May 25, 2021, the Sponsor surrendered an aggregate of 718,750 shares of Class B common stock for no consideration, which were cancelled, resulting in an aggregate of 6,468,750 shares of Class B common stock outstanding and held by the Sponsor. Up to 843,750 of the founder shares will be forfeited depending on the extent to which the underwriters’ over-allotment is exercised. In July 2021, the 843,750 of the founder shares were forfeited due to the underwriters’ over-allotment not exercised. As of June 30, 2022 and December 31, 2021, there were 5,625,000 shares of Class B common stock issued and outstanding.
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
Stock-based Compensation
 — As of June 30, 2022 and December 31, 2021, the Sponsor had entered into four Management Award Agreements (the “Awards”) with participants. The Sponsor granted 200,000 membership interests in exchange for services provided by these participants for the benefit of the Company.
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
The stock-based compensation expense related to option grants was $89,250 and 178,500 for the three and six months ended June 30, 2022, respectively,. The stock-based compensation expense related to option grants was $29,750 for the three months ended June 30, 2021 and for the period from January 28, 2021 (inception) through June 30, 2021.
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
Overview
We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and, as of June 30, 2022, we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to a forward purchase agreement), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. The only activities through June 30, 2022 were organizational activities and those necessary to prepare for the initial public offering. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating
income in the form of interest income on marketable securities held in the trust account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination. in connection with searching for, and completing, a Business Combination.
For the three months ended June 30, 2022, we had net income of $635,092, which consisted of $1,016,117 in change in fair value of warrants, and $303,838 in interest earned on marketable securities held in the Trust Account, offset by $676,182 in formation and operating costs and provision for income taxes of $8,681.
For the six months ended June 30, 2022, we had net income of $4,925,289, which consisted of $5,655,933 in change in fair value of warrants, and $326,496 in interest earned on marketable securities held in the Trust Account, offset by $1,048,459 in formation and operating costs and provision for income taxes of $8,681.
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
Going Concern and Liquidity
As of June 30, 2022, we had approximately $86,000 in our operating bank account, and working capital deficit of approximately $270,000.
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
The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. If the estimate of the costs of identifying a target business, under taking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to its Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of the Business Combination.
If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.
In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through May 28, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management intends to complete a Business Combination prior to mandatory liquidation date. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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
Net Income (Loss) Per Common Share
The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 11,833,333 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended June 30, 2022 and 2021 and for the six months ended June 30, 2022 and for the period from January 28, 2021 (inception) through June 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods.
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
ASU2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU2020-06”)
to simplify accounting for certain financial instruments.
ASU2020-06
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
ASU2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments.
ASU2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that
ASU2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2022, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
Commitments and Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative. We began incurring these fees on May 25, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation.
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
13a-15
and
15d-15
under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, we concluded that our disclosure controls and procedures were not effective as of June 30, 2022, due to the restatements of our May 28, 2021 and June 30, 2021 financial statements (the “restatements”) regarding the classification of redeemable Class A common stock, as described below, and that this constitutes a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that those unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
Regarding the restatements to the June 30, 2021 quarterly financial statements included in the Company’s Form
10-Q,
as filed with the SEC on August 20, 2021 as well as the Company’s balance sheet included on the Company’s Form
8-K,
as filed with the SEC on June 4, 2021, certain redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A common stock in permanent equity. The Company restated its financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.
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

Dated: August 15, 2022	EG ACQUISITION CORP.

	By:	/s/ Gregg S. Hymowitz
	Name:	Gregg S. Hymowitz
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: August 15, 2022

	By:	/s/ Sophia Park Mullen
	Name:	Sophia Park Mullen
	Title:	President (Principal Financial and Accounting Officer)