Form 10-Q
period 2022-09-30
EG Acquisition Corp.
filed 2022-11-14
CIK 1843973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
of the Exchange Act).    Yes  ☒    No  ☐
As of November 14, 2022, there were 22,500,000 shares of Class A common stock, par value $0.0001 per share, and 5,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

EG ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from January 28, 2021 (inception) through September 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ Deficit for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from January 28, 2021 (inception) through September 30, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from January 28, 2021 (inception) through September 30, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	24
SIGNATURES	25

- i -

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
EG ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Cash	$54,894	$319,220
Prepaid expenses	327,861	463,959

Total current assets	382,755	783,179
Prepaid expenses, non-current	—	179,998
Marketable securities held in Trust Account	226,350,685	225,008,593

Total Assets	$226,733,440	$225,971,770

Liabilities and Stockholders’ Deficit
Accounts payable and accrued expenses	$1,326,232	$285,181
Income taxes payable	211,489	—
Due to related party	161,935	71,935
Promissory note—related party	400,000	—

Total current liabilities	2,099,656	357,116
Warrant liabilities	1,479,167	7,383,583
Deferred underwriting discount	7,875,000	7,875,000

Total Liabilities	11,453,823	15,615,699
Commitments and Contingencies (Note 6)
Temporary equity—Class A common stock subject to possible redemption, 22,500,000 shares at redemption value as of September 30, 2022 and December 31, 2021	225,795,447	225,008,593
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding (excluding 22,500,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,625,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	563	563
Additional paid-in capital	—	—
Accumulated deficit	(10,516,393)	(14,653,085)

Total stockholders’ deficit	(10,515,830)	(14,652,522)

Total Liabilities, Temporary Equity and Stockholders’ Deficit	$226,733,440	$225,971,770

The accompanying notes are an integral part of these unaudited condensed financial statements.

EG ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from January 28, 2021 (Inception) Through September 30,
	2022	2021	2022	2021
Formation and operating costs	$1,330,764	$347,406	$2,379,223	$471,900

Loss from operations	(1,330,764)	(347,406)	(2,379,223)	(471,900)
Other income:
Change in fair value of warrants	248,483	3,790,648	5,904,416	3,645,114
Warrant issuance costs	—	(549)	—	(391,110)
Trust interest income	1,015,596	2,895	1,342,092	3,839

Total other income, net	1,264,079	3,792,994	7,246,508	3,257,843
(Loss) Income before provision for income taxes	(66,685)	3,445,588	4,867,285	2,785,943
Provision for income taxes	(202,808)	—	(211,489)	—

Net (loss) income	$(269,493)	$3,445,588	$4,655,796	$2,785,943

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	22,500,000	22,500,000	22,500,000	11,526,639

Basic and diluted net (loss) income per share	(0.01)	0.12	0.17	0.16

Basic and diluted weighted average shares outstanding, non-redeemable common stock(1)	5,625,000	5,625,000	5,625,000	5,625,000

Basic and diluted net (loss) income per share	(0.01)	0.12	0.17	0.16

(1)
Excludes an aggregate of up to 843,750 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters as of September 30, 2021 (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

EG ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2022	—	$—	5,625,000	$563	$—	$(14,653,085)	$(14,652,522)
Stock-based compensation	—	—	—	—	89,250	—	89,250
Accretion of Class A common stock to redemption value	—	—	—	—	(89,250)	66,592	(22,658)
Net income	—	—	—	—	—	4,290,197	4,290,197

Balance — March 31, 2022	—	$—	5,625,000	$563	$—	$(10,296,296)	$(10,295,733)
Stock-based compensation	—	—	—	—	89,250	—	89,250
Accretion of Class A common stock to redemption value	—	—	—	—	(89,250)	87,842	(1,408)
Net income	—	—	—	—	—	635,092	635,092

Balance — June 30, 2022	—	$—	5,625,000	$563	$—	$(9,573,362)	$(9,572,799)
Stock-based compensation	—	—	—	—	89,250	—	89,250
Accretion of Class A common stock to redemption value	—	—	—	—	(89,250)	(673,538)	(762,788)
Net loss	—	—	—	—	—	(269,493)	(269,493)

Balance — September 30, 2022	—	$—	5,625,000	$563	$—	$(10,516,393)	$(10,515,830)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND
FOR THE PERIOD FROM JANUARY 28, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares(1)	Amount
Balance as of January 28, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	—	—	6,468,750	647	24,353	—	25,000
Net loss	—	—	—	—	—	(776)	(776)

Balance as of March 31, 2021	—	$—	6,468,750	$647	$24,353	$(776)	$24,224
Proceeds received in excess of fair value of private placement warrants	—	—	—	—	2,583,564	—	2,583,564
Stock-based compensation	—	—	—	—	29,750	—	29,750
Accretion of Class A common stock to redemption value	—	—	—	—	(2,637,667)	(16,724,056)	(19,361,723)
Net loss	—	—	—	—	—	(658,869)	(658,869)

Balance — June 30, 2021	—	$—	6,468,750	$647	$—	$(17,383,701)	$(17,383,054)
Stock based compensation	—	—	—	—	89,250	—	89,250
Other offering expenses	—	—	—	—	(17,692)	—	(17,692)
Forfeiture of 843,750 Class B shares	—	—	(843,750)	(84)	84	—	—
Accretion of Class A common stock to redemption value	—	—	—	—	(71,642)	68,747	(2,895)
Net income	—	—	—	—	—	3,445,588	3,445,588

Balance — September 30, 2021	—	$—	5,625,000	$563	$—	$(13,869,366)	$(13,868,803)

(1)	Includes up to 843,750 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).
The accompanying notes are an integral part of these unaudited condensed financial statements.

EG ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,	For the Period from January 28, 2021 (Inception) Through September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$4,655,796	$2,785,943
Adjustments to reconcile net income to net cash used in operating activities:
Trust interest income	(1,342,092)	(3,839)
Change in fair value of warrants	(5,904,416)	(3,645,114)
Stock-based compensation	267,750	119,000
Warrant issuance costs	—	391,110
Changes in current assets and current liabilities:
Prepaid expenses	316,096	(760,243)
Due to related party	90,000	41,935
Accounts payable and accrued expenses	1,041,051	219,174
Income taxes payable	211,489	—

Net cash used in operating activities	(664,326)	(852,034)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(225,000,000)

Net cash used in investing activities	—	(225,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	—	220,500,000
Proceeds from private placement	—	6,500,000
Proceeds from issuance of promissory note to related party	400,000	(66,366)
Payment of offering costs	—	(625,756)

Net cash provided by financing activities	400,000	226,307,878

Net Change in Cash	(264,326)	455,844
Cash – Beginning of the period	319,220	—

Cash – End of the period	$54,894	$455,844

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$25,000

Deferred underwriting commissions charged to additional paid in capital	$—	$7,875,000

Deferred offering costs paid by Sponsor loan	$—	$66,366

Accretion of Class A common stock to redemption value	$786,854	$19,364,618
Reclassification of prepaid expenses from non-current to current	$179,998	$—

Initial classification of warrant liability	$—	$10,685,261

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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 28, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense). The Company has selected December 31 as its fiscal year end.
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
Simultaneously with the closing of the IPO, the Company consummated the sale of 4,333,333 Private Placement Warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating total gross proceeds of $6,500,000. Transaction costs amounted to $13,000,756 consisting of $4,500,000 of underwriting discount, $7,875,000 of deferred underwriting discount, and $625,756 of other offering costs. See “Offering Costs associated with the Initial Public Offering” under Note 4.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

EG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
Going Concern and Liquidity
As of September 30, 2022, the Company had $54,894 in its operating bank account, and a working capital deficit of $1,161,663.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a payment of certain offering costs of $25,000 from the Sponsor (see Note 5) for the Founder Shares, and the loan under an unsecured promissory note from the Sponsor of $66,366 (see Note 5). The Company fully paid the note to the Sponsor on June 30, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account and Promissory Notes funded by the Sponsor (see Note 5). Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

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
In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”)2
014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through May 28, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management intends to complete a Business Combination prior to mandatory liquidation date. The Company is within 6 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form
10-Q.
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
and Article 8 of Regulation
S-X
of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in mutual funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
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
The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are estimated to approximate the carrying values as of September 30, 2022 and December 31, 2021 due to the short maturities of such instruments.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account.

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
As of September 30, 2022 and December 31, 2021, the Class A common stock reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$225,000,000
Less:
Proceeds allocated to Public Warrants	(6,768,825)
Over-allotment liability	(228,557)
Class A common stock issuance costs	(12,609,646)
Plus:
Accretion of carrying value to redemption value	19,615,621

Class A common stock subject to possible redemption as of December 31, 2021	$225,008,593
Accretion of carrying value to redemption value	22,658

Class A common stock subject to possible redemption as of March 31, 2022	$225,031,251
Accretion of carrying value to redemption value	1,408

Class A common stock subject to possible redemption as of June 30, 2022	$225,032,659
Accretion of carrying value to redemption value	762,788

Class A common stock subject to possible redemption as of September 30, 2022	$225,795,447

Net Income (Loss) Per Common Share
The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 11,833,333 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended September 30, 2022 and 2021 and for the nine months ended September 30, 2022 and for the period from January 28, 2021 (inception) through September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		For the Period from January 28, 2021 (Inception) Through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(215,594)	$(53,899)	$2,756,470	$689,118	$3,724,637	$931,159	$1,872,274	$913,669
Denominator:
Weighted-average shares outstanding	22,500,000	5,625,000	22,500,000	5,625,000	22,500,000	5,625,000	11,526,639	5,625,000
Basic and diluted net (loss) income per share	$(0.01)	$(0.01)	$0.12	$0.12	$0.17	$0.17	$0.16	$0.16
Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of the
ASC340-10-S99
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering”. Offering costs consist principally of underwriting fees and professional and registration fees incurred through the balance sheet date
FASBASC470-20,
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
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.
The Company’s effective tax rate was (304.13)% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and (4.35)% and 0.00% for the nine months ended September 30, 2022 and for the period from January 28, 2021 (inception) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended September 30, 2022 and 2021 and for the nine months ended September 30, 2022 and for the period from January 28, 2021 (inception) through September 30, 2021, due to changes in fair value in warrant liability, merger and acquisition expenses, stock based compensation and the valuation allowance on the deferred tax assets.
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
While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2022.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. As a smaller reporting company, ASU
2020-06
is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
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
On June 14, 2022, the Sponsor agreed to loan the Company $400,000 pursuant to a new promissory note (the “Promissory Note”). The Promissory Notes are non-interest
bearing and payable on the earlier of: (i) May 27, 2023 or (ii) the date on which the Company consummates an initial business combination. As of September 30, 2022, there was $400,000 outstanding under the Promissory Note.
Related Party Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such loan is non-interest
bearing. If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At September 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.
Administrative Support Agreement
The Company has agreed, commencing on May 25, 2021, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the company incurred $30,000 and $90,000 in fees for these services, respectively, of which such amount is included in due to related party. For the three months ended September 30, 2021 and for the period from January 28, 2021 (inception) through September 30, 2021, the Company incurred $30,000 and $41,935 in fees for these services, respectively, of which such amount is included in due to related party.
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
Note 7 — Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$226,350,685	$226,350,685	$—	$—
Liabilities:
Warrant Liability – Public Warrants	$937,500	$937,500	—	—
Warrant Liability – Private Placement Warrants	541,667	—	$541,667	—

	$1,479,167	$937,500	$541,667	—

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
	$225,008,593	$225,008,593	$—	$—
Liabilities:
Warrant Liability – Public Warrants	$4,649,250	$4,649,250	—	—
Warrant Liability – Private Placement Warrants	2,734,333	—	—	2,734,333

	$7,383,583	$4,649,250	$—	$2,734,333

EG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The fair value of the Public Warrants at September 30, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market.
The estimated fair value of the Private Placement Warrants at September 30, 2022 and December 31, 2021 is determined using Level 3 inputs. Inherent in a Black-Scholes-Merton (“BSM”) model are assumptions related to expected share-price volatility
(pre-merger
and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination.
The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values at the end of the reporting period represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.
The key inputs into the BSM model for the Private Placement Warrants were as follows:

Input	September 30, 2022	December 31, 2021
Expected term (years)	—	5.70
Expected volatility	—	10.70%
Risk-free interest rate	—	1.32%
Dividend yield	—	0.00%
As of September 30, 2022, the difference between the public warrants and private placement warrants was deemed to be de minimis as of the valuation date, and the concluded values were set equal to each other.
The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the period from January 28, 2021 (inception) through December 31, 2021 and September 30, 2022:

Warrant Liability
Fair value as of December 31, 2021	$2,734,333
Change in fair value	(1,715,566)

Fair value as of March 31, 2022	1,018,767
Change in fair value	(377,867)

Fair value as of June 30, 2022	$640,900
Change in fair value	(99,233)
Transfers from Level 3 to Level 2	(541,667)

Fair value as of September 30, 2022	$—

Note 8 — Stockholders’ Equity
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock at a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock at a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 0 shares of Class A common stock issued and outstanding, excluding 22,500,000 shares of Class A common stock subject to possible redemption.
Class
 B Common Stock
 — The Company is authorized to issue 10,000,000 shares of Class B common stock at a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common stock. On January 29, 2021, the Sponsor paid $25,000 to cover certain of the Company’s offering costs in exchange for 5,750,000 founder shares. In March 2021, the Company effected a stock dividend of 1,437,500 shares with respect to its Class B common stock, resulting in its initial stockholders holding an aggregate of 7,187,500 founder shares. On May 25, 2021, the Sponsor surrendered an aggregate of 718,750 shares of Class B common stock for no consideration, which were cancelled, resulting in an aggregate of 6,468,750 shares of Class B common stock outstanding and held by the Sponsor. Up to 843,750 of the founder shares will be forfeited depending on the extent to which the underwriters’ over-allotment is exercised. In July 2021, the 843,750 of the founder shares were forfeited due to the underwriters’ over-allotment not exercised. As of September 30, 2022 and December 31, 2021, there were 5,625,000 shares of Class B common stock issued and outstanding.
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
Stock-based Compensation
 — As of September 30, 2022 and December 31, 2021, the Sponsor had entered into four Management Award Agreements (the “Awards”) with participants. The Sponsor granted 200,000 membership interests in exchange for services provided by these participants for the benefit of the Company.
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
The stock-based compensation expense related to option grants was $89,250 and $267,750 for the three and nine months ended September 30, 2022, respectively. The stock-based compensation expense related to option grants was $89,250 and $119,000 for the three months ended September 30, 2021 and for the period from January 28, 2021 (inception) through September 30, 2021, respectively.
Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
On October 6, 2022, the Sponsor agreed to loan the Company $420,000 pursuant to a new promissory note (the “Promissory Note”). The Promissory Notes are non-interest
bearing and payable on the earlier of: (i) May 27, 2023 or (ii) the date on which the Company consummates an initial business combination.
Equity Purchase Agreement
The Equity Purchase Agreement, dated October 17, 2022 (the “Effective Date”), was entered into by and among EG, LGM and, for certain limited purposes, Thomas James Segrave, Jr., Thomas James Segrave, Jr., as Custodian for Laura Grace Segrave, Thomas James Segrave, Jr., as Custodian for Madison Lee Segrave, Thomas James Segrave, Jr., as Custodian for Lillian May Segrave, and Thomas James Segrave, Jr., as Custodian for Thomas James Segrave III (collectively, the “LGM Existing Equityholders”) and, for certain limited purposes, Sponsor, and, as the representative of the LGM Existing Equityholders, Thomas James Segrave, Jr. The Equity Purchase Agreement and the transactions contemplated thereby were unanimously approved by EG’s board of directors and by the members and manager of LGM, respectively.
Business Combination
Pursuant to the Equity Purchase Agreement, following the closing of the Business Combination (the “Closing”), PubCo will be organized in an umbrella partnership–C corporation (“Up-C”) structure,
in which substantially all of the assets of the combined company will be held by LGM, and PubCo’s only assets will be its equity interests in LGM. At the Closing:

EG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

•
EG will amend its existing certificate of incorporation to: (a) change its name to “flyExclusive, Inc.”, (b) convert all then-outstanding shares of class B common stock, par value $0.0001 per share, of EG (the “EG Class B Common Stock”), held by Sponsor (the “Sponsor Stock”), into shares of class A common stock, par value $0.0001 per share, of PubCo (such class A common stock, the “PubCo Class A Common Stock”), and (c) issue to the LGM Existing Equityholders class B common stock, par value $0.0001 per share, of PubCo (the “PubCo Class B Common Stock”), which carries one vote per share but no economic rights;

•
LGM and its members will adopt the Amended and Restated Limited Liability Company Agreement of LGM (the “A&R Operating Agreement”) to: (a) restructure its capitalization to (i) issue to EG the number of common units of LGM equal to the number of outstanding shares of PubCo Class A Common Stock immediately after giving effect to the Business Combination (taking into account any redemption of EG Common Stock, any potential PIPE investment (the “PIPE Investment”) and the conversion of the Bridge Notes (as described below)) (the “PubCo Units”); and (ii) reclassify the existing LGM common units into LGM common units, and (b) appoint PubCo as the managing member of LGM;

•
As consideration for the PubCo Units, EG will contribute to LGM the amount held in the trust fund established for the benefit of its stockholders held in the trust account (the “Trust Account”), less the amount of cash required to fund the redemption of class A common stock, par value $0.0001 per share, of EG (the “EG Class A Common Stock”) held by eligible stockholders who elect to have their shares redeemed as of the Closing, plus the aggregate proceeds from the PIPE Investment and the deemed contribution of the aggregate proceeds of the Bridge Notes (each defined below), less the deferred underwriting commission payable to BTIG, LLC (collectively, the “Contribution Amount”). Immediately after the contribution of the Contribution Amount, LGM will pay the amount of unpaid fees, commissions, costs or expenses that have been incurred by LGM and EG in connection with the Business Combination (the “Transaction Expenses”) by wire transfer of immediately available funds on behalf of LGM and EG to those persons to whom such amounts are owed; and

•
Without any action on the part of any holder of a warrant to purchase one whole share of EG Class A Common Stock (an “EG Warrant”), each EG Warrant that is issued and outstanding immediately prior to the Closing will be converted into a warrant to purchase one whole share of PubCo Class A Common Stock in accordance with its terms.

Bridge Note
In connection with the execution of the Equity Purchase Agreement, on October 17, 2022, LGM entered into a Senior Subordinated Convertible Note with an investor and, for certain limited provisions thereof, EG, pursuant to which LGM borrowed an aggregate principal amount of $50,000,000 at a rate of 10% per annum. LGM has also agreed to enter into additional Senior Subordinated Convertible Notes with additional investors (collectively, the “Lenders”) on the same terms for an aggregate principal amount of $35,000,000 (all Senior Subordinated Convertible Notes discussed in this paragraph collectively, the “Bridge Notes”) by October 31, 2022, bringing the total principle amount of the Bridge Notes to $85,000,000 in the aggregate. Concurrently with the Closing, the Bridge Notes will be automatically exchanged for the number of PubCo Class A Common Stock equal to the quotient of (a) the total amount owed by LGM under the Bridge Notes divided by (b) $10.00 (subject to adjustment in certain instances, as described in the Bridge Notes). Unless otherwise consented to by the Lenders, the proceeds of the Bridge Notes are to be used primarily for the acquisition of additional aircraft and payment of expenses related thereto.

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

Recent Developments

Equity Purchase Agreement

The Equity Purchase Agreement, dated October 17, 2022 (the “Effective Date”), was entered into by and among EG, LGM and, for certain limited purposes, Thomas James Segrave, Jr., Thomas James Segrave, Jr., as Custodian for Laura Grace Segrave, Thomas James Segrave, Jr., as Custodian for Madison Lee Segrave, Thomas James Segrave, Jr., as Custodian for Lillian May Segrave, and Thomas James Segrave, Jr., as Custodian for Thomas James Segrave III (collectively, the “LGM Existing Equityholders”) and, for certain limited purposes, Sponsor, and, as the representative of the LGM Existing Equityholders, Thomas James Segrave, Jr. The Equity Purchase Agreement and the transactions contemplated thereby were unanimously approved by EG’s board of directors and by the members and manager of LGM, respectively.

Business Combination

Pursuant to the Equity Purchase Agreement, following the closing of the Business Combination (the “Closing”), PubCo will be organized in an umbrella partnership–C corporation (“Up-C”) structure, in which substantially all of the assets of the combined company will be held by LGM, and PubCo’s only assets will be its equity interests in LGM. At the Closing:

•

EG will amend its existing certificate of incorporation to: (a) change its name to “flyExclusive, Inc.”, (b) convert all then-outstanding shares of class B common stock, par value $0.0001 per share, of EG (the “EG Class B Common Stock”), held by Sponsor (the “Sponsor Stock”), into shares of class A common stock, par value $0.0001 per share, of PubCo (such class A common stock, the “PubCo Class A Common Stock”), and (c) issue to the LGM Existing Equityholders class B common stock, par value $0.0001 per share, of PubCo (the “PubCo Class B Common Stock”), which carries one vote per share but no economic rights;

•

LGM and its members will adopt the Amended and Restated Limited Liability Company Agreement of LGM (the “A&R Operating Agreement”) to: (a) restructure its capitalization to (i) issue to EG the number of common units of LGM equal to the number of outstanding shares of PubCo Class A Common Stock immediately after giving effect to the Business Combination (taking into account any redemption of EG Common Stock, any potential PIPE investment (the “PIPE Investment”) and the conversion of the Bridge Notes (as described below)) (the “PubCo Units”); and (ii) reclassify the existing LGM common units into LGM common units, and (b) appoint PubCo as the managing member of LGM;

•

As consideration for the PubCo Units, EG will contribute to LGM the amount held in the trust fund established for the benefit of its stockholders held in the trust account (the “Trust Account”), less the amount of cash required to fund the redemption of class A common stock, par value $0.0001 per share, of EG (the “EG Class A Common Stock”) held by eligible stockholders who elect to have their shares redeemed as of the Closing, plus the aggregate proceeds from the PIPE Investment and the deemed contribution of the aggregate proceeds of the Bridge Notes (each defined below), less the deferred underwriting commission payable to BTIG, LLC (collectively, the “Contribution Amount”). Immediately after the contribution of the Contribution Amount, LGM will pay the amount of unpaid fees, commissions, costs or expenses that have been incurred by LGM and EG in connection with the Business Combination (the “Transaction Expenses”) by wire transfer of immediately available funds on behalf of LGM and EG to those persons to whom such amounts are owed; and

•

Without any action on the part of any holder of a warrant to purchase one whole share of EG Class A Common Stock (an “EG Warrant”), each EG Warrant that is issued and outstanding immediately prior to the Closing will be converted into a warrant to purchase one whole share of PubCo Class A Common Stock in accordance with its terms.

Bridge Note

In connection with the execution of the Equity Purchase Agreement, on October 17, 2022, LGM entered into a Senior Subordinated Convertible Note with an investor and, for certain limited provisions thereof, EG, pursuant to which LGM borrowed an aggregate principal amount of $50,000,000 at a rate of 10% per annum. LGM has also agreed to enter into additional Senior Subordinated Convertible Notes with additional investors (collectively, the “Lenders”) on the same terms for an aggregate principal amount of $35,000,000 (all Senior Subordinated Convertible Notes discussed in this paragraph collectively, the “Bridge Notes”) by October 31, 2022, bringing the total principle amount of the Bridge Notes to $85,000,000 in the aggregate. Concurrently with the Closing, the Bridge Notes will be automatically exchanged for the number of PubCo Class A Common Stock equal to the quotient of (a) the total amount owed by LGM under the Bridge Notes divided by (b) $10.00 (subject to adjustment in certain instances, as described in the Bridge Notes). Unless otherwise consented to by the Lenders, the proceeds of the Bridge Notes are to be used primarily for the acquisition of additional aircraft and payment of expenses related thereto.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. The only activities through September 30, 2022 were organizational activities and those necessary to prepare for the initial public offering. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on marketable securities held in the trust account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination. in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2022, we had net loss of $269,493, which consisted of $1,330,764 in formation and operating costs and provision for income taxes of $202,808, offset by $248,483 in change in fair value of warrants, and $1,015,596 in interest earned on marketable securities held in the Trust Account.

For the nine months ended September 30, 2022, we had net income of $4,655,796, which consisted of $5,904,416 in change in fair value of warrants, and $1,342,092 in interest earned on marketable securities held in the Trust Account, offset by $2,379,223 in formation and operating costs and provision for income taxes of $211,489.

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

Going Concern and Liquidity

As of September 30, 2022, we had approximately $54,894 in our operating bank account, and a working capital deficit of approximately $1,161,663.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”)2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity raises substantial doubt about the Company’s ability to continue as a going concern through May 28, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management intends to complete a Business Combination prior to mandatory liquidation date. The Company is within 6 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Net Income (Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 11,833,333 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended September 30, 2022 and 2021 and for the nine months ended September 30, 2022 and for the period from January 28, 2021 (inception) through September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods.

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, we concluded that our disclosure controls and procedures were not effective as of September 30, 2022, due to the restatements of our May 28, 2021 and June 30, 2021 financial statements (the “restatements”) regarding the classification of redeemable Class A common stock, as described below, and that this constitutes a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that those unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Dated: November 14, 2022	EG ACQUISITION CORP.

	By:	/s/ Gregg S. Hymowitz
	Name:	Gregg S. Hymowitz
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2022

	By:	/s/ Sophia Park Mullen
	Name:	Sophia Park Mullen
	Title:	President (Principal Financial and Accounting Officer)