Form 10-K
period 2022-12-31
EG Acquisition Corp.
filed 2023-04-13
CIK 1843973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).     Yes  ☒    No  ☐
As of
March 31,
 2023, there were 22,500,000 shares of Class A common stock, par value $0.0001 per share, and 5,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.
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

The Company incurred offering costs amounting to $13,000,756 as a result of the IPO consisting of a $4,500,000 underwriting discount, $7,875,000 of deferred underwriting commission, and $625,756 of other offering costs. The Company recorded $12,609,646 of offering costs as a reduction of equity in connection with the Class A common stock included in the Units. The Company immediately expensed $391,110 of offering costs in connection with the Warrants that were classified as liabilities.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of the IPO and the sale of the Private Placement Warrants, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise, other than the Bridge Notes as described below under “Proposed Business Combination- Bridge Notes.”

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

As more fully discussed in the section of the prospectus entitled “Management-Conflicts of Interest,” if any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

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

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will have only 24 months from the closing of the IPO to complete our initial business combination. If we do not complete our initial business combination within such 24-month period (unless such period is extended by an amendment to our amended and restated certificate of incorporation), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period.

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

Proposed Business Combination

On October 17, 2022, we entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with LGM Enterprises, LLC (“LGM”), a North Carolina limited liability company, for certain limited purposes, Thomas James Segrave, Jr., Thomas James Segrave, Jr., as Custodian for Laura Grace Segrave, Thomas James Segrave, Jr., as Custodian for Madison Lee Segrave, Thomas James Segrave, Jr., as Custodian for Lillian May Segrave, and Thomas James Segrave, Jr., as Custodian for Thomas James Segrave III (collectively, the “LGM Existing Equityholders”) and, for certain limited purposes, our sponsor, and, as the representative of the LGM Existing Equityholders, Thomas James Segrave, Jr. The transactions contemplated by the Equity Purchase Agreement are referred to herein collectively as the “Business Combination.”

Following the closing of the Business Combination (the “Closing”), we will be organized in an umbrella partnership-C corporation (“Up-C”) structure, in which substantially all of the assets of the combined company will be held by LGM, and our only assets will be its equity interests in LGM. We will be renamed “flyExclusive, Inc.” (“PubCo”) at the Closing.

The Equity Purchase Agreement

The Equity Purchase Agreement, among other things, provides that, at the Closing:

•

We will amend our existing certificate of incorporation to: (a) change our name to “flyExclusive, Inc.,” (b) convert all then-outstanding shares of our Class B common stock, par value $0.0001 per share into shares of class A common stock, par value $0.0001 per share, of PubCo (the “PubCo Class A Common Stock”, and (c) issue to the LGM Existing Equityholders class B common stock, par value $0.0001 per share, of PubCo (the “PubCo Class B Common Stock,”) which carries one vote per share but no economic rights;

•

LGM and its members will adopt the Amended and Restated Limited Liability Company Agreement of LGM to: (a) restructure its capitalization to (i) issue to us the number of common units of LGM equal to the number of outstanding shares of PubCo Class A Common Stock immediately after giving effect to the Business Combination (taking into account any redemption of our Class A common stock, any potential PIPE investment, and the conversion of the Bridge Notes (as described below)) (the “PubCo Units”); and (ii) reclassify the existing LGM common units into LGM common units, and (b) appoint PubCo as the managing member of LGM;

•

As consideration for the PubCo Units, we will contribute to LGM the amount held in the trust account, less the amount of cash required to fund the redemption of our Class A common stock, held by eligible stockholders who elect to have their shares redeemed as of the Closing, plus the aggregate proceeds from any potential PIPE investment, and the deemed contribution of the aggregate proceeds of the Bridge Notes (as defined below), less the deferred underwriting commission payable to BTIG, LLC (collectively, the “Contribution Amount”). Immediately after the contribution of the Contribution Amount, LGM will pay the amount of unpaid fees, commissions, costs or expenses that have been incurred by us and LGM in connection with the Business Combination by wire transfer of immediately available funds on behalf of us and LGM to those persons to whom such amounts are owed;

•

Prior to the Closing, an aggregate amount equal to the sum of (without duplication), (a) an amount equal to (1) the amount of cash in the Trust Account, less (2) the required amount of cash taken from the Trust Account to fund any redemptions of our Class A common stock, plus (b) the aggregate proceeds received by the Company from the Post-Signing PIPE Investment (if any), plus (c) the aggregate proceeds received by LGM from the funding of the Bridge Notes, less (d) $7,875,000 (representing the amount held in the Trust Account for the deferred underwriting commission) (the “Closing Date Cash Contribution Amount”);

•

An amount equal to: (i) $0, in the event the Closing Date Cash Contribution Amount is $85,000,000 or less; (ii) the lesser of (A) $15,000,000 and (B) the excess of the Closing Date Cash Contribution Amount over $85,000,000, in the event the Closing Date Cash Contribution Amount is more than $85,000,000 and less than $185,000,000; and (iii) the lesser of (A) $20,000,000 and (B) $15,000,000 plus the excess of the Closing Date Cash Contribution Amount over $185,000,000, in the event the Closing Date Cash Contribution Amount is more than $185,000,000 (the “Closing Date Cash Repurchase Amount”); provided that should the Closing Date Cash Repurchase Amount result in the LGM Existing Equityholders owning, in the aggregate, less than fifty one percent (51%) of the outstanding LGM common units as of immediately following the Closing, the Closing Date Cash Repurchase Amount shall be capped at such amount as would result in the LGM Existing Equityholders owning, in the aggregate fifty one percent (51%) of the LGM common units; and

•

Without any action on the part of any holder of our warrants, each warrant that is issued and outstanding immediately prior to the Closing will be converted into a warrant to purchase one whole share of PubCo Class A Common Stock in accordance with its terms.

Certain Related Agreements

At the Closing, the LGM Existing Equityholders, PubCo and LGM will enter into the A&R Operating Agreement.

At the Closing, PubCo, LGM, the LGM Existing Equityholders, Thomas James Segrave, Jr., in the capacity of TRA Holder Representative, and the TRA Holders (as defined in the Tax Receivable Agreement), will enter into a Tax Receivable Agreement (the “Tax Receivable Agreement”). Pursuant to the Tax Receivable Agreement, PubCo will generally be required to pay the applicable TRA Holders 85% of the amount of savings, if any, in U.S. federal, state, local, and foreign taxes that are based on, or measured with respect to, net income or profits, and any interest related thereto that PubCo (and applicable consolidated, unitary, or combined subsidiaries thereof, if any) realizes, or is deemed to realize, as a result of certain tax attributes.

In addition, at the Closing, PubCo will enter into a Stockholders’ Agreement with the LGM Existing Equityholders and our sponsor (the “Stockholders’ Agreement”). Pursuant to the Stockholders’ Agreement, among other things, the LGM Existing Equityholders and our sponsor will respectively agree to vote each of their respective securities of PubCo that may be voted in the election of PubCo’s directors in accordance with the provisions of the Stockholders’ Agreement. At Closing, the PubCo Board of Directors is expected to initially consist of seven directors. Our sponsor and its permitted transferees will have the right, pursuant to the Stockholders’ Agreement, to nominate directors for appointment based on its ownership of PubCo. The director designation rights of the LGM Existing Equityholders and our sponsor will each fall away when certain conditions are met.

In addition, at the Closing, PubCo will amend and restate its existing Registration Rights Agreement (the “A&R RRA”). Pursuant to the A&R RRA, among other things, the LGM Existing Equityholders and our sponsor were granted customary demand registration rights. PubCo has also agreed to file a shelf registration statement following the closing and provided other customary rights to the LGM Existing Equityholders and our sponsor following the Closing.

Bridge Notes

In connection with the execution of the Equity Purchase Agreement, on October 17, 2022, LGM entered into a Senior Subordinated Convertible Note with an investor and, for certain limited provisions thereof, us, pursuant to which LGM borrowed an aggregate principal amount of $50,000,000 at a rate of 10% per annum. On October 28, 2022, LGM also entered into an Incremental Amendment with additional investors (together with the investor described in the preceding sentence, and collectively, the “Bridge Note Lenders”) on the same terms for an aggregate principal amount of $35,000,000 (together with the subordinated convertible note discussed in this paragraph, the “Bridge Notes”), bringing the total principal amount of the Bridge Notes to $85,000,000 in the aggregate. Concurrently with the Closing, the Bridge Notes will be automatically exchanged for the number of PubCo Class A Common Stock equal to the quotient of (a) the total amount owed by LGM under the Bridge Notes divided by (b) $10.00 (subject to adjustment in certain instances, as described in the Bridge Notes). Unless otherwise consented to by the Bridge Note Lenders, the proceeds of the Bridge Notes are to be used primarily for the acquisition of additional aircraft and payment of expenses related thereto.

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. Below is a summary of the principal risk factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this summary of risk factors, and other risks that we face, can be found below in “Risk Factors” and should be carefully considered, together with other information in this Form 10-K. Our principal risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	we may not be able to effect the Business Combination pursuant to the Equity Purchase Agreement;

•	newly formed company without an operating history;

•	delay in receiving distributions from the trust account;

•	lack of opportunity to vote on our proposed business combination;

•	lack of protections afforded to investors of blank check companies;

•	deviation from acquisition criteria;

•	issuance of equity and/or debt securities to complete a business combination;

•	lack of working capital;

•	third-party claims reducing the per-share redemption price;

•	our stockholders being held liable for claims by third parties against us;

•	failure to enforce our sponsor’s indemnification obligations;

•	warrant holders limited to exercising warrants only on a “cashless basis;”

•	the ability of stockholders to obtain a favorable judicial forum for disputes with our company;

•	dependence on key personnel;

•	conflicts of interest of our sponsor, officers and directors;

•	the delisting of our securities by the NYSE;

•	dependence on a single target business with a limited number of products or services;

•	shares being redeemed and warrants becoming worthless;

•	our competitors with advantages over us in seeking business combinations;

•	ability to obtain additional financing;

•	our initial stockholders controlling a substantial interest in us;

•	warrants’ adverse effect on the market price of our common stock;

•	disadvantageous timing for redeeming warrants;

•	registration rights’ adverse effect on the market price of our common stock;

•	impact of COVID-19 and related risks;

•	changes in laws or regulations;

•	uncertain tax consequences;

•	exclusive forum provisions in our amended and restated certificate of incorporation; and

•	the other risks and uncertainties discussed below in “Risk Factors” and elsewhere in this Form 10-K.

Risk Factors Specific to Our Business

In addition to the risks and uncertainties set forth below, we may face certain other material risks and uncertainties related to the proposed Business Combination with LGM. If we succeed in effecting the proposed Business Combination, we may face additional and different risks and uncertainties related to the business of LGM. For risk factors related to the Business Combination, see the proxy statement to be filed by us in connection with the proposed Business Combination.

We may not be able to effect the Business Combination pursuant to the Equity Purchase Agreement. If we are unable to do so, we will incur substantial costs associated with withdrawing from the transaction, and may not be able to find additional sources of financing to cover those costs.

In connection with the Equity Purchase Agreement, we have incurred substantial costs researching, planning and negotiating the transaction. These costs include, but are not limited to, costs associated with securing sources of equity and debt financing, costs associated with employing and retaining third-party advisors who performed the financial, auditing and legal services required to complete the transaction, and the expenses generated by our officers, executives, managers and employees in connection with the transaction. If, for whatever reason, the transactions contemplated by the Equity Purchase Agreement fail to close, we will be responsible for these costs, but will have no source of revenue with which to pay them. We may need to obtain additional sources of financing in order to meet our obligations, which we may not be able to secure on the same terms as our existing financing or at all. If we are unable to secure new sources of financing and do not have sufficient funds to meet our obligations, we will be forced to cease operations and liquidate the trust account.

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

We may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, our initial stockholders will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete. Please see the section of the prospectus entitled “Proposed Business-Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

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

Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 24 months from the closing of the IPO. We may not be able to complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, subject to our ability to extend the time period with shareholder consent, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

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

If our sponsor or its affiliates engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Any such purchases will satisfy the following conditions:

•

the purpose of any such purchases of shares of our Class A common stock could be to increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of our public warrants could be to reduce the number of our public warrants outstanding. Any such purchases of our Class A common stock or our public may result in the completion of our initial business combination that may not otherwise have been possible.

•	our sponsor and its affiliates will purchase the shares of our Class A common stock or our public warrants at a price no higher than the price offered through the redemption process described herein;

•	the shares of our Class A common stock or our public warrants purchased by our sponsor or its affiliates will not be voted in favor of approving the Business Combination;

•	our sponsor and its affiliates will waive any redemption rights it would otherwise have with respect to the shares of our Class A common stock or our public warrants purchased; and

•	we will disclose in a Form 8-K, prior to the special meeting to vote on the Business Combination, the following:

•	the amount of shares of our Class A common stock or our public warrants outside of the redemption offer purchased by our Sponsor or its affiliates, along with the purchase price;

•	the purpose of the purchases by our sponsor or its affiliates;

•	the impact, if any, of the purchases by our sponsor or its affiliates on the likelihood that the Business Combination will be approved;

•

the identities of holders of our Class A common stock or our public warrants who sold to our sponsor or its affiliates (if not purchased on the open market) or the nature of the holders of our Class A common stock or our public warrants (e.g., 5% security holders) who sold to our sponsor or its affiliates; and

•	the number of shares of our Class A common stock or our public warrants for which we received redemption requests pursuant to our redemption offer.

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

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares, which may include the requirement that a beneficial holder must identify itself. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the initial vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed. See the section of the prospectus entitled “Proposed Business-Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination-Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights.”

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

Since the net proceeds of the IPO and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 after the IPO and the sale of the Private Placement Warrants and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not be afforded the benefits or protections of those rules. Among other things, this means our units are tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination. For a more detailed comparison of our offering to offerings that comply with Rule 419, please see the section of the prospectus entitled “Proposed Business-Comparison of This Offering to Those of Blank Check Companies Subject to Rule 419.”

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

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar technical, human and other resources to ours, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination; target companies will be aware of this potential for reduced resources. This may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

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

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least 24 months after the IPO, assuming that our initial business combination is not completed during that time. We believe that, with the closing of the IPO, the funds available to us outside of the trust account are sufficient to allow us to operate for at least 24 months after the IPO; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

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

Of the net proceeds of the IPO and the sale of the Private Placement Warrants, only approximately $735,000 are available to us initially outside the trust account to fund our working capital requirements. In the event that our offering expenses exceed our estimate of $1,265,000, we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. The amount held in the trust account will not be impacted as a result of such increase or decrease. Conversely, in the event that the IPO expenses are less than our estimate of $1,265,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement-equivalent warrants at a price of $1.50 per warrant at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

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

To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine, and you may not be able to ascertain the merits or risks of any particular target business’s operations, including the merits or risks of LGM’s operations.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

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

Unless we complete our initial business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination. In connection with the proposed Business Combination we have obtained an opinion from an independent entity that commonly renders valuation opinions that the price we are paying is fair to our company from a financial point of view.

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

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

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

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ or directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section of the prospectus entitled “Management-Directors and Officers.”

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate the proposed Business Combination, we will be engaged in the business of identifying and combining with one or more businesses. Our officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business, including without limitation, any future special purpose acquisition companies we expect they may be involved in.

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

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the sections of the prospectus entitled “Management-Directors and Officers,” “Management-Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

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

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers or directors, including EnTrust Global or GMF Capital. Our directors also serve as officers and board members for other entities, including, without limitation, those described under the section of the prospectus entitled “Management-Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, there have been no preliminary discussions concerning an initial business combination with any such entity or entities, and our sponsor, officers and directors are not affiliated with LGM, the target in the Proposed Business Combination. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination as set forth in the section of the prospectus entitled “Proposed Business-Selection of a Target Business and Structuring of our Initial Business Combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, regarding the fairness to our stockholders from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

Although we have no commitments to issue any notes or other debt securities (other than the Bridge Notes issued by LGM in connection with our proposed business combination, which will be exchanged for PubCo Class A Common Stock upon the closing thereof, as described elsewhere herein), or to otherwise incur outstanding debt following the IPO, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account.

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

The founder shares will automatically convert into Class A common stock at the time of our initial business combination, or earlier at the option of the holders, on a one-for-one basis, subject to adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued in excess of the amounts offered in the prospectus and related to the closing of the initial business combination, the ratio at which founder shares shall convert into Class A common stock will, unless such provision is waived by the holders thereof, be adjusted so that the number of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of all outstanding shares of common stock upon completion of the initial business combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination and any private placement-equivalent warrants issued to our sponsor or its affiliates upon conversion of loans made to us. This is different from most other similarly structured blank check companies in which the initial stockholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination. Additionally, the aforementioned adjustment will not take into account any shares of Class A common stock redeemed in connection with the business combination. Accordingly, the holders of the founder shares could receive additional shares of Class A common stock even if the additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued solely to replace those shares that were redeemed in connection with the business combination. The foregoing may make it more difficult and expensive for us to consummate an initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing mergers and acquisitions advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with any of the underwriters or their respective affiliates and no fees or other compensation for such services will be paid to any of the underwriters or their respective affiliates prior to the date that is 60 days from the date of the prospectus, unless FINRA determines that such payment would not be deemed underwriters’ compensation in connection with the IPO. The underwriters are also entitled to receive deferred underwriting commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination. In connection with the Proposed Business Combination, we engaged BTIG, LLC as financial advisor and placement agent.

We have identified material weaknesses in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the public shares and related earnings per share calculations. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2021. Historically, a portion of the public shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of the public shares, the Company’s management has determined that the public shares include certain provisions that require classification of all of the public shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the public shares, see Part II, Item 9A: Controls and Procedures included in this Report.

We have identified a material weakness in our internal control over financial reporting related to the Company’s evaluation of key terms of the Management Award Agreements granted to the directors of the Company. Stock based compensation related to awards contingent on a performance condition should not be recognized until that condition is met; therefore no stock-based compensation for these awards should have been recorded from the IPO through September 30, 2022.

We have identified a material weakness in our internal control over financial reporting related to the Company’s recognition of fees incurred related to a certain agreement with a service provider which resulted in an understatement of the reported accrued expenses during the quarter ended December 31, 2022.

To respond to these material weaknesses we have devoted significant effort and resources to the remediation and improvement of our internal control over financial reporting, and we intend to take additional steps to remediate these material weaknesses including plans to enhance processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements, enhance access to accounting literature, research materials and documents and increase communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Our efforts to remediate these material weaknesses may not be effective or prevent any future material weaknesses or significant deficiency in our internal control over financial reporting. If our efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of our securities to decline.

Our management concluded that there is substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, we have determined that if the Company is unable to complete a business combination by May 28, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to continue as a going concern.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

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

Holders

As of December 31, 2022, there was one holder of record of our units, one holder of record of our Class A ordinary shares and three holders of record of our warrants.

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

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Developments

Equity Purchase Agreement

On October 17, 2022, we entered into an Equity Purchase Agreement with LGM, for certain limited purposes, the LGM Existing Equityholders and, for certain limited purposes, our sponsor, and, as the representative of the LGM Existing Equityholders, Thomas James Segrave, Jr.

Business Combination

Pursuant to the Equity Purchase Agreement, following the Closing, PubCo will be organized in Up-C structure, in which substantially all of the assets of the combined company will be held by LGM, and PubCo’s only assets will be its equity interests in LGM. At the Closing:

•

We will amend our existing certificate of incorporation to: (a) change our name to “flyExclusive, Inc.,” (b) convert all then-outstanding shares of our Class B common stock, par value $0.0001 per share, into PubCo Class A Common Stock, and (c) issue to the LGM Existing Equityholders PubCo Class B Common Stock, which carries one vote per share but no economic rights;

•

LGM and its members will adopt the Amended and Restated Limited Liability Company Agreement of LGM to: (a) restructure its capitalization to (i) issue to us the number of common units of LGM equal to the number of outstanding shares of PubCo Class A Common Stock immediately after giving effect to the Business Combination (taking into account any redemption of our Class A common stock, any potential PIPE investment, and the conversion of the Bridge; and (ii) reclassify the existing LGM common units into LGM common units, and (b) appoint PubCo as the managing member of LGM;

•

As consideration for the PubCo Units, we will contribute to LGM the amount held in the trust account, less the amount of cash required to fund the redemption of our Class A common stock, par value $0.0001 per share, held by eligible stockholders who elect to have their shares redeemed as of the Closing, plus the aggregate proceeds from any potential PIPE investment and the deemed contribution of the aggregate proceeds of the Bridge Notes, less the deferred underwriting commission payable to BTIG, LLC. Immediately after the contribution of the Contribution Amount, LGM will pay the amount of unpaid fees, commissions, costs or expenses that have been incurred by LGM and us in connection with the Business Combination by wire transfer of immediately available funds on behalf of LGM and us to those persons to whom such amounts are owed;

•

Prior to the Closing, an aggregate amount equal to the sum of (without duplication), (a) an amount equal to (1) the amount of cash in the Trust Account, less (2) the required amount of cash taken from the Trust Account to fund any redemptions of our Class A common stock, plus (b) the aggregate proceeds received by the Company from the Post-Signing PIPE Investment (if any), plus (c) the aggregate proceeds received by LGM from the funding of the Bridge Notes, less (d) $7,875,000 (representing the amount held in the Trust Account for the deferred underwriting commission) (the “Closing Date Cash Contribution Amount”);

•

An amount equal to: (i) $0, in the event the Closing Date Cash Contribution Amount is $85,000,000 or less; (ii) the lesser of (A) $15,000,000 and (B) the excess of the Closing Date Cash Contribution Amount over $85,000,000, in the event the Closing Date Cash Contribution Amount is more than $85,000,000 and less than $185,000,000; and (iii) the lesser of (A) $20,000,000 and (B) $15,000,000 plus the excess of the Closing Date Cash Contribution Amount over $185,000,000, in the event the Closing Date Cash Contribution Amount is more than $185,000,000 (the “Closing Date Cash Repurchase Amount”); provided that should the Closing Date Cash Repurchase Amount result in the LGM Existing Equityholders owning, in the aggregate, less than fifty one percent (51%) of the outstanding LGM common units as of immediately following the Closing, the Closing Date Cash Repurchase Amount shall be capped at such amount as would result in the LGM Existing Equityholders owning, in the aggregate fifty one percent (51%) of the LGM common units; and

•

Without any action on the part of any holder of our warrants, each warrant that is issued and outstanding immediately prior to the Closing will be converted into a warrant to purchase one whole share of PubCo Class A Common Stock in accordance with its terms.

Bridge Note

In connection with the execution of the Equity Purchase Agreement, on October 17, 2022, LGM entered into a Senior Subordinated Convertible Note with an investor and, for certain limited provisions thereof, us, pursuant to which LGM borrowed an aggregate principal amount of $50,000,000 at a rate of 10% per annum. On October 28, 2022, LGM also entered into an Incremental Amendment with additional investors on the same terms for an aggregate principal amount of $35,000,000, bringing the total principal amount of the Bridge Notes to $85,000,000 in the aggregate. Concurrently with the Closing, the Bridge Notes will be automatically exchanged for the number of PubCo Class A Common Stock equal to the quotient of (a) the total amount owed by LGM under the Bridge Notes divided by (b) $10.00 (subject to adjustment in certain instances, as described in the Bridge Notes). Unless otherwise consented to by the Bridge Note Lenders, the proceeds of the Bridge Notes are to be used primarily for the acquisition of additional aircraft and payment of expenses related thereto.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. The only activities through December 31, 2022 were organizational activities and those necessary to prepare for the initial public offering. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on marketable securities held in the trust account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2022, we had net income of $3,666,886, which consisted of $5,099,750 in change in fair value of warrants, and $3,245,484 in interest earned on marketable securities held in the Trust Account, offset by $4,077,647 in formation and operating costs and provision for income taxes of $600,701.

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

Going Concern and Liquidity

As of December 31, 2022, we had $87,853 in our operating bank account, and working capital deficit of $3,073,843.

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

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. Additionally, it is uncertain that we will have sufficient liquidity to fund the working capital needs of the Company through May 28, 2023 or through twelve months from the issuance of this report. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. If the estimate of the costs of identifying a target business, under taking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to its business combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of the Business Combination.

If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”)2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity raises substantial doubt about the Company’s ability to continue as a going concern through May 28, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management intends to complete a Business Combination prior to mandatory liquidation date. The Company is within 3 months of its mandatory liquidation date as of the time of filing of this Annual Report on Form 10-K. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Net Income Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 11,833,333 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the year ended December 31, 2022 and for the period from January 28, 2021 (inception) through December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined that both the Public Warrants and Private Placement Warrants are derivative instruments.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, we concluded that our disclosure controls and procedures were not effective as of December 31, 2022, due to the restatements of our May 28, 2021 and June 30, 2021 financial statements (the “restatements”) regarding the classification of redeemable Class A common stock, the improper recognition of stock based compensation expense, and the improper recognition of fees related to an agreement, and that these constitute material weaknesses in our internal control over financial reporting. In light of these material weaknesses we performed additional analysis as deemed necessary to ensure that those unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities, material agreements and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position

Gregg S. Hymowitz	57	Chief Executive Officer and Director

Gary Fegel	49	Chairman

Sophia Park Mullen	44	President and Director

Louise Curbishley	49	Director

Linda Hall Daschle	67	Director

Jonathan Silver	65	Director

Noorsurainah (Su) Tengah	40	Director

Mr. Gregg S. Hymowitz is the Chief Executive Officer and a director of the Company. Mr. Hymowitz is Chairman and Chief Executive Officer of EnTrust Global and Chair of EnTrust Global’s Investment Committee, Compensation Committee and Financial Controls Committee, and is a member of the Management Committee and the “Blue Ocean” Executive Committee. He is also the Chairman of the Board of Directors of Purus Marine Holdings LP, the environmentally-focused shipping company launched by EnTrust’s Blue Ocean 4Impact strategy. Mr. Hymowitz is a Founder and has been the Managing Partner of EnTrust Global since its founding (as EnTrust Capital) in April 1997. Prior to EnTrust Global, Mr. Hymowitz was Vice President at Goldman, Sachs & Co., which he joined in 1992. For the preceding two years, Mr. Hymowitz was an attorney in the Mergers & Acquisitions practice at Skadden, Arps, Slate, Meagher & Flom. Mr. Hymowitz is a former board member of the Board of Trustees of Montefiore Medical Center and served two terms as a Trustee of the Riverdale Country Day School. Mr. Hymowitz received his J.D. degree from Harvard Law School and his B.A. degree from the State University of New York at Binghamton. Mr. Hymowitz was the 1985 Harry S. Truman Scholar from New York, the 1987 British Hansard Society Scholar and the 2004 recipient of the Governor’s Committee on Scholastic Achievement Award.

Mr. Gary Fegel is the Chairman of the Company. Mr. Fegel is a seasoned global investor and operator who has deep investment experience across the technology, logistics, healthcare, real estate, and commodities sectors. Mr. Fegel was a Senior Partner at Glencore Plc, one of the world’s largest commodity trading and mining companies. He was responsible for the firm’s global aluminum business, where he led a team of over 120 people worldwide. In such capacity, Mr. Fegel established an extensive global network, ranging from governmental entities and conglomerates to private enterprises. Mr. Fegel helped take Glencore public at a $50 billion valuation and exited the company upon its merger with Xstrata Plc, which valued the combined entity at over $80 billion. Following Glencore, Mr. Fegel founded GMF Capital in 2013 as a global investment platform focusing on private equity, real estate and alternative investments. In 2015 Mr. Fegel co-founded GMF Real Estate, an asset management business primarily focused on investing in real estate and healthcare. Since inception, GMF Capital and GMF Real Estate have executed over 100 real estate, private equity and credit transactions. Prior to Glencore, Mr. Fegel worked as a trader for UBS and Credit Suisse First Boston in their derivatives departments, based in Zurich, London, and New York. Mr. Fegel is currently employed by GMF Holding AG, as President and Chairman of the Board Directors. GMF Holding AG is an investment holding company headquartered in Switzerland and is the ultimate parent of GMF Capital LLC. Mr. Fegel has held this position for over six years. For the avoidance of doubt it is not affiliated with the Company. Mr. Fegel serves on the board of several private companies, including Videri Inc., MyskySA, and Swiss Properties AG. Mr. Fegel holds an M.B.A. from the University of St. Gallen.

Ms. Sophia Park Mullen is the President and a director of the Company. Ms. Mullen is also President and Head of Co-Investment Research at EnTrust Global, a member of the Management Committee, and a member of the Global Investment Committee. Ms. Mullen joined EnTrust Global as a Vice President in September 2013 with over 5 years’ previous experience in the industry. Before joining the firm, Ms. Mullen was an Associate in the New York office of Sidley Austin LLP and a member of the firm’s Corporate Reorganization and Bankruptcy Group where she focused on representing both debtors and creditors in a wide variety of matters. Ms. Mullen received her B.S. degree from Georgetown University and her J.D. degree from the University of Notre Dame Law School.

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

Ms. Linda Hall Daschle is a director of the Company. In 2009, she formed her own consulting company, LHD & Associates, Inc., which she led until her retirement in 2018. Ms. Daschle was nominated by President Bill Clinton and confirmed in 1993 to begin a four-year term as FAA Deputy Administrator and FAA Acting Administrator, where she led efforts to overhaul the agency’s air traffic control modernization program and implementation of major safety improvements. Ms. Daschle was the first woman to serve as FAA Acting Administrator. Prior to holding that position, she helped start a regional airline, worked for the Civil Aeronautics Board, and became a top executive with the American Association of Airport Executives. She returned to the private sector in 1997 and chaired the public policy practice for over a decade at Baker, Donelson, Bearman, Caldwell, & Berkowitz, PC. From 2014 to 2021, Ms. Daschle served as Board National Security Advisor for Aireon, LLC and was also a member of the company’s Advisory Board. Aireon operates the first-ever global space-based air traffic surveillance system for Automatic Dependent Surveillance-Broadcast (ADS-B) equipped aircraft. In 2021, Ms. Daschle was appointed to the FAA’s Management Advisory Council. She is a member of the Smithsonian National Aviation and Space Museum advisory board. Among the honors bestowed upon Ms. Daschle are placement in the Kansas Aviation Hall of Fame, the Amelia Earhart Pioneering Achievement Award and recipient of the Air Traffic Control Association’s most prestigious honor-the Glen A. Gilbert Memorial Award.

Mr. Jonathan Silver is a director of the Company. Mr. Silver is one of the nation’s leading clean economy investors and advisors and has been recognized as one of the United States’ “Top 10 Green Tech Influencers” by Reuters. Mr. Silver currently serves as a Senior Advisor at Apollo Global Management Inc. and as Chair of its Global Climate Council, and has served in such capacity since 2022. Mr. Silver also currently serves on the boards of National Grid (NYSE: NGG), a FTSE 15 utility company, and Plug Power (NASDAQ: PLUG), the country’s leading manufacturer of hydrogen fuel cells, and has served in such capacities since May 2019 and June 2018, respectively. He served on the board of Peridot Acquisition Corp., a blank-check company generally focusing on opportunities within the energy industry that are driven by the elimination or mitigation of greenhouse gases that merged with Li-Cycle Corp. from October 2020 until 2021. He is also on the board of several privately held clean economy companies. From February 2015 to December 2020, Mr. Silver served as Managing Partner of Tax Equity Advisors LLC, which managed investments in large-scale renewable projects. From 2020 until 2022, Mr. Silver served as Senior Advisor at Guggenheim Partners, LLC. From 2009 to 2011, Mr. Silver served as Executive Director of the Loan Programs Office during President Obama’s administration, leading the government’s $40 billion clean energy investment fund and its $20 billion advanced automotive technology fund, providing financing for a wide range of solar, wind, geothermal, biofuels, fossil, nuclear energy and electric vehicle projects. Earlier, Mr. Silver co-founded and served as Managing Partner of Core Capital Partners, a successful early-stage investor in battery technology, advanced manufacturing, telecommunications and software and as Managing Director and the Chief Operating Officer of Tiger Management, one of the country’s largest and most successful hedge funds. He began his business career at McKinsey and Company, a global management consulting firm. In addition, Mr. Silver served as a policy advisor to four U.S. Cabinet Secretaries - Energy, Commerce, Interior and Treasury. Mr. Silver received his B.A. degree from Harvard University and an advanced degree from The Institute of Political Studies in Paris, and has received both the Fulbright and Rotary Graduate Fellowships.

Ms. Noorsurainah (Su) Tengah is a director of the Company. Since 2019, Ms. Tengah has served as the Executive Manager and Head of Alternative Assets, for the Brunei Investment Agency, the sovereign wealth fund of the Government of Brunei, which was founded in 1983. Ms. Tengah has been with the Brunei Investment Agency for over 16 years; her prior positions have included the Head of Absolute Return, Portfolio Manager Private Equity, Assistant Portfolio Manager External Fund Management, and Analyst of the Macro, Fixed Income, Credit and Equity group. In her current role, she leads a team of 22 investment professionals focused on private and public market investments across the globe, and oversees the strategy and execution for all private equity, absolute return and commodities-related investments. Ms. Tengah serves as a director on the board of Mapletree Industrial Trust Management Ltd. and on the boards of several private companies. Ms. Tengah also served on the board of directors of Boqii Holdings from 2020 until 2023. She has completed the Program for Leadership Development at Harvard Business School, and holds an MSc in Finance and Economics from the Manchester Business School.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2022 by:

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

	As of December 31, 2022
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
EG Sponsor LLC (our sponsor)(2)(3)	5,625,000	20.00%
Gregg Hymowitz	5,625,000	20.00%
Gary Fegel	—	—
Sophia Park Mullen	—	—
Louise Curbishley	—	—
Linda Hall Daschle	—	—
Jonathan Silver	—	—
Noorsurainah (Su) Tengah	—	—
Saba Capital Management, L.P. (4)	1,721,200	7.7%
Fir Tree Capital Management LP(5)	1,513,628	6.73%
HGC Investment Management Inc.(6)	1,604,717	7.13%
BTIG, LLC(7)	1,303,017	5.79%
All executive officers, directors and director nominees as a group (7 individuals) (2)	5,625,000	20.00%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o EG Acquisition Corp., 375 Park Avenue, 24th Floor, New York, NY 10152.

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

(4)

According to a Schedule 13G filed with the SEC on February 14, 2023, Saba Capital Management, L.P., Boaz R. Weinstein, and Saba Capital Management GP, LLC may be deemed to have shared dispositive voting power with regard to 1,721,200 shares of Class A common stock of the Company. The business address of each is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(5)

According to a Schedule 13G filed with the SEC on February 14, 2023, Fir Tree Capital Management LP may be deemed to have sole voting power with regard to 1,513,628 shares of Class A common stock of the Company. The business address of Fir Tree Capital Management LP is 500 5th Avenue, 9th Floor, New York, New York 10110.

(6)

According to a Schedule 13G filed with the SEC on February 14, 2023, HGC Investment Management Inc. may be deemed to have sole voting power with regard to 1,604,717 shares of Class A common stock of the Company. The business address of HGC Investment Management Inc. is 1073 Yonge Street, 2nd Floor, Toronto, Ontario M4W 2L2, Canada.

(7)

According to a Schedule 13G filed with the SEC on January 17, 2023, BTIG, LLC may be deemed to have shared voting and dispositive power with regard to 2 1,303,017Class A common stock of the Company. The business address of BTIG, LLC is 600 Montgomery Street, 6th Floor, San Francisco, CA 94111.

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

For a complete discussion regarding certain relationships and related transactions, see the section titled “Certain Relationships and Related Party Transactions” contained in our prospectus on form S-1 filed with the SEC on May 11, 2021, incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and for the period from January 28, 2021 (inception) through December 31, 2021 totaled $100,425 and $128,280, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and for the period from January 28, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2022 and for the period from January 28, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 and for the period from January 28, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a) The following documents are filed as part of this annual report:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(b) Exhibits:

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit Number	Description

2.1*†	Equity Purchase Agreement, dated as of October 17, 2022, by and among LGM Enterprises, LLC, EG Acquisition Corp., EG Sponsor LLC, the LGM Existing Equityholder Representative and the LGM Existing Equityholders listed on Annex A thereto.

3.1**	Certificate of Incorporation

3.2**	Form of Amended and Restated Certificate of Incorporation

3.3**	Bylaws

4.1**	Specimen Unit Certificate

4.2**	Specimen Class A Common Stock Certificate

4.3**	Specimen Warrant Certificate

4.4**	Form of Warrant Agreement between Continental Stock Transfer and Trust Company and the Registrant

10.1**	Form of Letter Agreement among the Registrant, EG Sponsor LLC and each of the executive officers and directors of the Registrant

10.2**	Form of Investment Management Trust Agreement between Continental Stock Transfer and Trust Company and the Registrant

10.3**	Founder Shares Subscription Agreement, dated January 29, 2021, between the Registrant and EG Sponsor LLC

10.4**	Form of Warrant Purchase Agreement between the Registrant and EG Sponsor LLC

10.5**	Form of Registration and Stockholder Rights Agreement between the Registrant and certain securityholders

10.6**	Form of Indemnity Agreement

10.7**	Promissory Note issued in favor of EG Sponsor LLC, dated January 29, 2021

10.8**	Form of Administrative Services Agreement

10.9**	Form of Forward Purchase Agreement between the Registrant and the forward purchaser

10.10*	Senior Subordinated Convertible Note, dated as of October 17, 2022, by and among LGM Enterprises, as the Borrower, EnTrust Emerald (Cayman) LP, as the Initial Noteholder, any noteholders party thereto from time to time and EG Acquisition Corp.

31.1***	Certification of Principal Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2***	Certification of Principal Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Principal Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC October 18, 2022.

**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333- 255046).

***

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

†

Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). EG agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

ITEM 16.	FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
EG Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet
s
of EG Acquisition Corp. (the “Company”) as of December 31, 2022 and December 31, 2021, the related statements of income, stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from January 28, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 for the period from January 28, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide
a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY
April 12, 2023
PCAOB ID Number 688

EG ACQUISITION CORP.
BALANCE SHEETS

	December 31,
	2022	2021
Assets:
Cash	$87,853	$319,220
Prepaid expenses	191,667	463,959

Total current assets	279,520	783,179
Prepaid expenses, non-current	—	179,998
Marketable securities held in Trust Account	228,254,077	225,008,593

Total Assets	$228,533,597	$225,971,770

Liabilities and Stockholders’ Deficit
Accounts payable and accrued expenses	$2,409,171	$285,181
Income taxes payable	600,701	—
Due to related party	191,935	71,935
Promissory note—related party	1,150,000	—

Total current liabilities	4,351,807	357,116
Warrant liabilities	2,283,833	7,383,583
Deferred underwriting commissions	7,875,000	7,875,000

Total Liabilities	14,510,640	15,615,699

Commitments and Contingencies (Note 6)
Temporary equity—Class A common stock subject to possible redemption, 22,500,000 shares at approximately $10.10 and $10.00 as of December 31, 2022 and December 31, 2021 , respectively	227,255,633	225,008,593
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding (excluding 22,500,000 shares subject to possible redemption) as of December 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,625,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021	563	563
Additional paid-in capital	—	—
Accumulated deficit	(13,233,239)	(14,653,085)

Total stockholders’ deficit	(13,232,676)	(14,652,522)

Total Liabilities, Temporary Equity and Stockholders’ Deficit	$228,533,597	$225,971,770

The accompanying notes are an integral part of the financial statements.

EG ACQUISITION CORP.
STATEMENTS OF INCOME

		For the Period
		from January 28,
		2021
	For the Year	(Inception)
	Ended	Through
	December 31,	December 31,
	2022	2021

Formation and operating costs	$4,077,647	$1,001,433

Loss from operations	(4,077,647)	(1,001,433)
Other income (expense)
Change in fair value of warrants	5,099,750	3,301,678
Change in fair value of over-allotment liability	—	228,557
Warrant issuance costs	—	(391,110)
Trust interest income	3,245,484	8,593

Total other income, net	8,345,234	3,147,718
Income before provision for income taxes	4,267,587	2,146,285
Provision for income taxes	(600,701)	—

Net income	$3,666,886	$2,146,285

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	22,500,000	14,531,250

Basic and diluted net income per share	$0.13	$0.11

Basic and diluted weighted average shares outstanding, non-redeemable common stock	5,625,000	5,625,000

Basic and diluted net income per share	$0.13	$0.11

The accompanying notes are an integral part of the financial statements.

EG ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE
PERIOD JANUARY 28, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 28, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	—	—	6,468,750	647	24,353	—	25,000
Proceeds received in excess of fair value of private placement warrants	—	—	—	—	2,583,564	—	2,583,564
Stock-based compensation	—	—	—	—	208,250	—	208,250
Remeasurement of Class A common stock to redemption value	—	—	—	—	(2,816,251)	(16,799,370)	(19,615,621)
Forfeiture of 843,750 Class B shares	—	—	(843,750)	(84)	84	—	—
Net income	—	—	—	—	—	2,146,285	2,146,285

Balance as of December 31, 2021	—	—	5,625,000	563	—	(14,653,085)	(14,652,522)
Remeasurement of Class A common stock to redemption value	—	—	—	—	—	(2,247,040)	(2,247,040)
Net income	—	—	—	—	—	3,666,886	3,666,886

Balance as of December 31, 2022	—	$—	5,625,000	$563	$—	$(13,233,239)	$(13,232,676)

The accompanying notes are an integral part of the financial statements.

EG ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

		For the Period
		from January 28,
	For the Year	2021 (Inception)
	Ended	Through
	December 31,	December 31,
	2022	2021
Cash flows from operating activities:
Net income	$3,666,886	$2,146,285
Adjustments to reconcile net income to net cash used in operating activities:
Trust interest income	(3,245,484)	(8,593)
Change in fair value of warrants	(5,099,750)	(3,301,678)
Change in fair value of over-allotment liability	—	(228,557)
Stock-based compensation	—	208,250
Warrant issuance costs	—	391,110
Changes in current assets and current liabilities:
Prepaid expenses	452,290	(643,957)
Due to related party	120,000	71,935
Accounts payable and accrued expenses	2,123,990	376,547
Income taxes payable	600,701	—

Net cash used in operating activities	(1,381,367)	(988,658)

Cash flows from investing activities:
Marketable securities held in Trust Account	—	(225,000,000)

Net cash used in investing activities	—	(225,000,000)

Cash flows from financing activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	—	220,500,000
Proceeds from private placement	—	6,500,000
Proceeds from issuance of promissory note to related party	1,150,000	—
Repayment of promissory note to related party	—	(66,366)
Payment of offering costs	—	(625,756)

Net cash provided by financing activities	1,150,000	226,307,878

Net change in cash	(231,367)	319,220
Cash, beginning of the period	319,220	—

Cash, end of the period	$87,853	$319,220

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$25,000

Deferred underwriting commissions charged to additional paid in capital	$—	$7,875,000

Deferred offering costs paid by Sponsor loan	$—	$66,366

Accretion of Class A common stock to redemption value	$2,247,040	$19,615,621

Initial classification of warrant liability	$—	$10,685,261

The accompanying notes are an integral part of the financial statements.

Note 1 - Organization and Business Operations
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
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from January 28, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense). The Company has selected December 31 as its fiscal year end.
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
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
The Company is exposed to volatility in the banking market. At various times, we could have deposits with certain U.S. banks in excess of the maximum amounts insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”). On March 10, 2023, Silicon Valley Bank became insolvent. State regulators closed the bank and the FDIC was appointed as its receiver. The Company did not hold any deposits with Silicon Valley Bank as of December 31, 2022.
Going Concern and Liquidity
As of December 31, 2022, the Company had $87,853 in its operating bank account, and a working capital deficit of $3,073,843.
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
In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update
(“ASU”)2014-15,“Disclosures
of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through May 28, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management intends to complete a Business Combination prior to mandatory liquidation date. The Company is within 3 months of its mandatory liquidation date as of the time of filing of this Annual Report on Form
10-K.
These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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
Use of Estimates
The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement. One of the more significant accounting estimates included in these statements are the warrant liabilities and provision for income taxes. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
At December 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in mutual funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
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
The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are estimated to approximate the carrying values as of December 31, 2022 due to the short maturities of such instruments.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2022 and December 31, 2021, the Company has not experienced losses on this account.
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
As of December 31, 2022 and December 31, 2021, the Class A common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$225,000,000
Less:
Proceeds allocated to Public Warrants	(6,768,825)
Over-allotment liability	(228,557)
Class A common stock issuance costs	(12,609,646)

Plus:
Remeasurement of carrying value to redemption value	19,615,621

Class A common stock subject to possible redemption as of December 31, 2021	$225,008,593
Plus:
Remeasurement of carrying value to redemption value	2,247,040

Class A common stock subject to possible redemption as of December 31, 2022	$227,255,633

Net Income Per Common Share
The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 11,833,333 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the year ended December 31, 2022 and for the period from January 28, 2021 (inception) through December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	Year Ended December 31, 2022		For the Period from January 28, 2021 (Inception) Through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$2,933,509	$733,377	$1,547,322	$598,963
Denominator:
Weighted average shares outstanding	22,500,000	5,625,000	14,531,250	5,625,000

Basic and diluted net income per share	$0.13	$0.13	$0.11	$0.11

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

Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Debt—Debt with Conversion and Other Options
(Subtopic470-20)
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
On December 14, 2022, the Sponsor agreed to loan the Company $330,000 pursuant to a new promissory note (the “Promissory Note”). The Promissory Notes are non-interest
bearing and payable on the earlier of: (i) May 27, 2023 or (ii) the date on which the Company consummates an initial business combination.
As of December 31, 2022, there was $1,150,000 outstanding under the Promissory Notes.
Related Party Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such loan is non-interest
bearing. If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At December 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.
Administrative
Support
Agreement
The Company has agreed, commencing on May 25, 2021, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022 and for the period from January 28, 2021 (inception) through December 31, 2021 the
C
ompany incurred $120,000 and $71,935
in fees for these services, of which $191,935 and $71,935 is included in due to related party in the balance sheets, respectively.

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
BTIG Agreements
On August 1, 2022, the Company engaged BTIG, LLC, the underwriter, to act as its financial advisor and capital markets advisor (the “Financial Advisory Engagement”) and provide investment banking services in connection with the sale of the Company’s common stock (the “Private Placement Engagement”) in connection with the proposed Equity Purchase Agreement.
The Company shall pay BTIG, LLC in connection with the Financial Advisory Engagement, at the consummation of the Transaction, a Success Fee, payable in cash, in the amount equal to $1,500,000 (the “Success Fee”);
provided, however, that the Success Fee due shall be reduced on a dollar-for-dollar basis by the excess amount of any Transaction Fee, as defined below, above the Minimum Fee, as defined below, payable to BTIG, LLC under the Private Placement Engagement up to the amount of the Success Fee.
The Company shall also pay BTIG, LLC in connection with the Private Placement Engagement, upon consummation of the Business Combination a transaction fee, payable in cash, of 3%

of the investment proceeds from the capital raised by BTIG, LLC in the Business Combination (the “Transaction Fee”), excluding capital raised from certain excluded investors, subject to a minimum of $
1,500,000
(the “Minimum Fee”), and excluding expenses; provided, however, that any Transaction Fee payable to BTIG, LLC above the Minimum Fee shall be credited against, and shall reduce on a dollar-for-dollar basis, the Success Fee payable under the Financial Advisory Engagement up to the amount of such Success Fee.
Notwithstanding anything to the contrary in (1) Financial Advisory Engagement, (2) the Private Placement Engagement, or (3) each of the underwriting agreement and engagement letter entered into by the Company and BTIG, LLC (or their respective affiliates) in connection with the Company’s IPO (the agreements set forth in (1), (2) and (3) collectively, the “BTIG Agreements”), the fees payable to BTIG, LLC and its affiliates under or in connection with the BTIG Agreements (excluding amounts previously paid to BTIG, LLC in connection with the closing of the Company’s IPO) in the aggregate shall not exceed $7,875,000.00.
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

Equity Purchase Agreement
On October 17, 2022, we entered into an Equity Purchase Agreement with LGM, for certain limited purposes, the LGM Existing Equityholders and, for certain limited purposes, our sponsor, and, as the representative of the LGM Existing Equityholders, Thomas James Segrave, Jr.
Pursuant to the Equity Purchase Agreement, and subject to the terms and conditions set forth therein, upon consummation of the transactions contemplated thereby, the Company will acquire LGM and LGM’s equity holders will be issued shares of EG.
Business Combination
Pursuant to the Equity Purchase Agreement, following the Closing, PubCo will be organized in
Up-C structure,
in which substantially all of the assets of the combined company will be held by LGM, and PubCo’s only assets will be its equity interests in LGM. At the Closing:

•
We will amend our existing certificate of incorporation to: (a) change our name to “flyExclusive, Inc.,” (b) convert all then-outstanding shares of our Class B common stock, par value $0.0001 per share, into PubCo Class A Common Stock, and (c) issue to the LGM Existing Equityholders PubCo Class B Common Stock, which carries one vote per share but no economic rights;

•
LGM and its members will adopt the Amended and Restated Limited Liability Company Agreement of LGM to: (a) restructure its capitalization to (i) issue to us the number of common units of LGM equal to the number of outstanding shares of PubCo Class A Common Stock immediately after giving effect to the Business Combination (taking into account any redemption of our Class A common stock, any potential PIPE investment, and the conversion of the Bridge; and (ii) reclassify the existing LGM common units into LGM common units, and (b) appoint PubCo as the managing member of LGM;

•
As consideration for the PubCo Units, we will contribute to LGM the amount held in the trust account, less the amount of cash required to fund the redemption of our Class A common stock, par value $0.0001 per share, held by eligible stockholders who elect to have their shares redeemed as of the Closing, plus the aggregate proceeds from any potential PIPE investment and the deemed contribution of the aggregate proceeds of the Bridge Notes, less the deferred underwriting commission payable to BTIG, LLC. Immediately after the contribution of the Contribution Amount, LGM will pay the amount of unpaid fees, commissions, costs or expenses that have been incurred by LGM and us in connection with the Business Combination by wire transfer of immediately available funds on behalf of LGM and us to those persons to whom such amounts are owed;

•
Prior to the Closing, an aggregate amount equal to the sum of (without duplication), (a) an amount equal to (1) the amount of cash in the Trust Account, less (2) the required amount of cash taken from the Trust Account to fund any redemptions of our Class A common stock, plus (b) the aggregate proceeds received by the Company from the Post-Signing PIPE Investment (if any), plus (c) the aggregate proceeds received by LGM from the funding of the Bridge Notes, less (d) $7,875,000 (representing the amount held in the Trust Account for the deferred underwriting commission) (the “Closing Date Cash Contribution Amount”);

•
An amount equal to: (i) $0, in the event the Closing Date Cash Contribution Amount is $85,000,000 or less; (ii) the lesser of (A) $15,000,000 and (B) the excess of the Closing Date Cash Contribution Amount over $85,000,000, in the event the Closing Date Cash Contribution Amount is more than $85,000,000 and less than $185,000,000; and (iii) the lesser of (A) $20,000,000 and (B) $15,000,000 plus the excess of the Closing Date Cash Contribution Amount over $185,000,000, in the event the Closing Date Cash Contribution Amount is more than $185,000,000 (the “Closing Date Cash Repurchase Amount”); provided that should the Closing Date Cash Repurchase Amount result in the LGM Existing Equityholders owning, in the aggregate, less than fifty one percent (51%) of the outstanding LGM common units as of immediately following the Closing, the Closing Date Cash Repurchase Amount shall be capped at such amount as would result in the LGM Existing Equityholders owning, in the aggregate fifty one percent (51%) of the LGM common units; and

•
Without any action on the part of any holder of our warrants, each warrant that is issued and outstanding immediately prior to the Closing will be converted into a warrant to purchase one whole share of PubCo Class A Common Stock in accordance with its terms.

Bridge Note
In connection with the execution of the Equity Purchase Agreement, on October 17, 2022, LGM entered into a Senior Subordinated Convertible Note with
Entrust Emerald (Cayman) LP
and, for certain limited provisions thereof, us, pursuant to which LGM borrowed an aggregate principal amount of $50,000,000 at a rate of 10% per annum. On October 28, 2022, LGM also entered into an Incremental Amendment with additional investors on the same terms for an aggregate principal amount of $35,000,000, bringing the total principal amount of the Bridge Notes to $85,000,000 in the aggregate. Concurrently with the Closing, the Bridge Notes will be automatically exchanged for the number of PubCo Class A Common Stock equal to the quotient of (a) the total amount owed by LGM under the Bridge Notes divided by
 (b) $10.00 (subject to adjustment in certain instances, as described in the Bridge Notes). Unless otherwise consented to by the Bridge Note Lenders, the proceeds of the Bridge Notes are to be used primarily for the acquisition of additional aircraft and payment of expenses related thereto.
Note 7 — Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$228,254,077	$228,254,077	$—	$—

	$228,254,077	$228,254,077	$—	$—
Liabilities:
Warrant Liability – Public Warrants	$1,447,500	$1,447,500	$—	$—
Warrant Liability – Private Placement Warrants	836,333	—	836,333	—

	$2,283,833	$1,447,500	$836,333	$—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$225,008,593	$225,008,593	$—	$—

	$225,008,593	$225,008,593	$—	$—
Liabilities:
Warrant Liability – Public Warrants	$4,649,250	$4,649,250	$—	$—
Warrant Liability – Private Placement Warrants	2,734,333	—	—	2,734,333

	$7,383,583	$4,649,250	$—	$2,734,333

The fair value of the Public Warrants at December 31, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market.
The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs from May 28, 2021 (IPO) through June 30, 2022. Inherent in a Black-Scholes-Merton (“BSM”) model are assumptions related to expected share-price volatility
(pre-merger
and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination.
The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values at the end of the reporting period represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the BSM model for the Private Placement Warrants were as follows:

Input	December 31, 2022	December 31, 2021
Expected term (years)	—	5.70
Expected volatility	—	10.70%
Risk-free interest rate	—	1.32%
Dividend yield	—	0.00%
As of December 31, 2022, the difference between the public warrants and private placement warrants was deemed to be de minimis as of the valuation date, and the concluded values were set equal to each other based on the fact that the private placement warrants are not redeemable by the Company, and their terms are nearly identical to those of the public warrants except that the public warrants will be redeemable when the Common Stock price is $18.00 or greater.
The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the year ended December 31, 2022 and for the period from January 28, 2021 (inception) through December 31, 2021:

Warrant Liability
Fair value as of December 31, 2021	$2,734,333
Transfers from Level 3 to Level 2	(541,667)
Change in fair value	(2,192,666)

Fair value as of December 31, 2022	$—

Warrant Liability
Fair value as of January 28, 2021 (inception)	$—
Initial fair value of warrant liability upon issuance at IPO	10,685,261
Transfer out of Level 3 to Level 1	(4,425,750)
Change in fair value	(3,525,178)

Fair value as of December 31, 2021	$2,734,333
Note 8 — Income Tax
The Company’s net deferred tax assets at December 31, 2022 and 2021 is as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforward	$—	$23,280
Startup/Organization expenses	378,248	141,484

Total deferred tax assets	378,248	164,764
Valuation allowance	(378,248)	(164,764)

Deferred tax assets, net of allowance	$—	$—

The income tax provision for the year ended December 31, 2022 and for the period from January 28, 2021 (inception) through December 31, 2021 consists of the following:

	December 31,	December 31,
	2022	2021
Federal
Current	$600,701	$—
Deferred	(213,484)	(164,764)
State
Current	—	—
Deferred	—	—
Change in valuation allowance	213,484	164,764

Income tax provision	$600,701	$—

As of December 31, 2022 and 2021, the Company has $0 and $110,859 of U.S. federal net operating loss carryovers available to offset future taxable income, which does not expire.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $213,484. For the period from January 28, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $164,764.
A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of derivative liability	(25.1)%	(34.5)%
Merger and Acquisition expenses	14.2%	0.0%
Warrant issuance costs	0.0%	3.8%
Interest & Penalties	0.0%	0.0%
Stock based compensation	0.0%	2.0%
Change in valuation allowance	4.0%	7.7%

Income tax provision	14.1%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2022 remain open and subject to examination. The Company considers New York to be a significant state tax jurisdiction.
Note 9 — Stockholder’s Deficit
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock at a par value of $0.0001 per share. At December 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock at a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were 0 shares of Class A common stock issued and outstanding, excluding 22,500,000 shares of Class A common stock subject to possible redemption.
Class
 B Common Stock
 — The Company is authorized to issue 10,000,000 shares of Class B common stock at a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common stock. On January 29, 2021, the Sponsor paid $25,000 to cover certain of the Company’s offering costs in exchange for 5,750,000 founder shares. In March 2021, the Company effected a stock dividend of 1,437,500 shares with respect to its Class B common stock, resulting in its initial stockholders holding an aggregate of 7,187,500 founder shares. On May 25, 2021, the Sponsor surrendered an aggregate of 718,750 shares of Class B common stock for no consideration, which were cancelled, resulting in an aggregate of 6,468,750 shares of Class B common stock outstanding and held by the Sponsor. Up to 843,750 of the founder shares will be forfeited depending on the extent to which the underwriters’ over-allotment is exercised. In July 2021, the 843,750 of the founder shares were forfeited due to the underwriters’ over-allotment not exercised. As of December 31, 2022 and December 31, 2021, there were 5,625,000 shares of Class B common stock issued and outstanding.

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
Stock-based Compensation
 — As of December 31, 2022 and December 31, 2021, the Sponsor had entered into four Management Award Agreements (the “Awards”) with participants. The Sponsor granted 200,000 membership interests in exchange for services provided by these participants for the benefit of the Company.
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

The stock based compensation is ultimately contingent on a performance condition, which is the Company’s initial Business Combination. Regardless of whether the shares were vested at grant date, the agreements included a forfeiture provision whereby each director would forfeit the rights to all the shares for no consideration if the director was removed for any reason any time prior to the initial Business Combination. Based on the aforementioned provision there is no determinable service period for the award. Stock based compensation related to awards contingent on a performance condition should not be recognized until that condition is met; therefore no stock-based compensation for these awards should have been recorded
.
Note 10 —
Subsequent
Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements
On March 2, 2023, the Sponsor agreed to loan the Company $250,000 pursuant to a new promissory note (the “Promissory Note”). The Promissory Note is non-interest bearing and payable on the earlier of: (i) May 27, 2023
and
(ii) the date on which the Company consummates an initial business combination.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of April, 2023.

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

Name	Title	Date

/s/ Gregg S. Hymowitz Gregg S. Hymowitz	Chief Executive Officer (Principal Executive Officer) and Director	April 12, 2023

/s/ Sophia Park Mullen Sophia Park Mullen	President (Principal Financial and Accounting Officer) and Director	April 12, 2023

	Chairman of the Board of Directors	April 12, 2023
Gary Fegel

/s/ Louise Curbishley	Director	April 12, 2023
Louise Curbishley

/s/ Linda Hall Daschle	Director	April 12, 2023
Linda Hall Daschle

/s/ Jonathan Silver	Director	April 12, 2023
Jonathan Silver

/s/ Noorsurainah (Su) Tengah	Director	April 12, 2023
Noorsurainah (Su) Tengah