Form 10-Q
period 2023-03-31
EG Acquisition Corp.
filed 2023-05-22
CIK 1843973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2of
the Exchange Act).    Yes  ☒    No  ☐
As of May
22
, 2023, there were 22,500,000 shares of Class A common stock, par value $0.0001 per share, and 5,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

EG ACQUISITION CORP.

Quarterly Report on Form 10-Q

- i -

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
EG ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Cash	$193,648	$87,853
Prepaid expenses	140,417	191,667

Total current assets	334,065	279,520
Marketable securities held in Trust Account	230,675,967	228,254,077

Total Assets	$231,010,032	$228,533,597

Liabilities and Stockholders’ Deficit
Accounts payable and accrued expenses	$2,825,167	$2,409,171
Income taxes payable	1,098,798	600,701
Due to related party	221,935	191,935
Promissory note—related party	1,400,000	1,150,000

Total current liabilities	5,545,900	4,351,807
Warrant liabilities	2,070,833	2,283,833
Deferred underwriting discount	7,875,000	7,875,000

Total Liabilities	15,491,733	14,510,640
Commitments and Contingencies (Note 6)
Temporary equity—Class A common stock subject to possible redemption, 22,500,000 shares at approximately $10.18 and $10.10 as of March 31, 2023 and December 31, 2022, respectively	229,128,647	227,255,633
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding (excluding 22,500,000 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,625,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	563	563
Additional paid-in capital	—	—
Accumulated deficit	(13,610,911)	(13,233,239)

Total stockholders’ deficit	(13,610,348)	(13,232,676)

Total Liabilities, Temporary Equity and Stockholders’ Deficit	$231,010,032	$228,533,597

The accompanying notes are an integral part of these unaudited condensed financial statements.

EG ACQUISITION CORP.
CONDENSED STATEMENTS OF
INCOM
E
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Formation and operating costs	$641,451	$372,277

Loss from operations	(641,451)	(372,277)
Other income:
Change in fair value of warrants	213,000	4,639,816
Trust interest income	2,421,890	22,658

Total other income	2,634,890	4,662,474
Income before provision for income taxes	1,993,439	4,290,197
Provision for income taxes	(498,097)	—

Net income	$1,495,342	$4,290,197

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	22,500,000	22,500,000

Basic and diluted net income per share	0.05	0.15

Basic and diluted weighted average shares outstanding, non-redeemable common stock	5,625,000	5,625,000

Basic and diluted net income per share	0.05	0.15

The accompanying notes are an integral part of these unaudited condensed financial statements.

EG ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2023	—	$—	5,625,000	$563	$—	$(13,233,239)	$(13,232,676)
Remeasurement of Class A common stock to redemption value	—	—	—	—	—	(1,873,014)	(1,873,014)
Net income	—	—	—	—	—	1,495,342	1,495,342

Balance — March 31, 2023	—	$—	5,625,000	$563	$—	$(13,610,911)	$(13,610,348)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2022	—	$—	5,625,000	$563	$—	$(14,653,085)	$(14,652,522)
Stock-based compensation	—	—	—	—	89,250	—	89,250
Remeasurement of Class A common stock to redemption value	—	—	—	—	(89,250)	66,592	(22,658)
Net income	—	—	—	—	—	4,290,197	4,290,197

Balance — March 31, 2022	—	$—	5,625,000	$563	$—	$(10,296,296)	$(10,295,733)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EG ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$1,495,342	$4,290,197
Adjustments to reconcile net income to net cash used in operating activities:
Trust interest income	(2,421,890)	(22,658)
Change in fair value of warrants	(213,000)	(4,639,816)
Stock-based compensation	—	89,250
Changes in current assets and current liabilities:
Prepaid expenses	51,250	119,654
Due to related party	30,000	30,000
Accounts payable and accrued expenses	415,996	(65,186)
Income taxes payable	498,097	—

Net cash used in operating activities	(144,205)	(198,559)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to related party	250,000	—

Net cash provided by financing activities	250,000	—

Net Change in Cash	105,795	(198,559)
Cash – Beginning of the period	87,853	319,220

Cash – End of the period	$193,648	$120,661

Supplemental disclosure of cash flow information:
Remeasurement of Class A common stock to redemption value	$1,873,014	$22,658

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
As of March 31, 2023, the Company had not commenced any operations. All activity for the period from January 28, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense). The Company has selected December 31 as its fiscal year end.
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
Trust Account
Following the closing of the IPO on May 28, 2021, $225,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) and will be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule2a-7under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the amended and restated certificate of incorporation (i) to modify the substance or timing of the obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the IPO or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial
Business Combination activity, and (c) the redemption of the public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the IPO, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the public stockholders.
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
The Company’s amended and restated certificate of incorporation provides that the Company will have
only 24 months from the closing of the IPO (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within such
24-month
period, In the absence of stockholder approval for a further extension, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case, to the obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
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
The Company is exposed to volatility in the banking market. At various times, we could have deposits with certain U.S. banks in excess of the maximum amounts insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”). On March 10, 2023, Silicon Valley Bank became insolvent. State regulators closed the bank and the FDIC was appointed as its receiver. The Company did not hold any deposits with Silicon Valley
Bank as of March 31, 2023 and December 31, 2022
.
Going Concern and Liquidity
As of March 31, 2023, the Company had $193,648 in its operating bank account, and a working capital deficit of $3,664,515.
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
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date raises substantial doubt about the Company’s ability to continue as a going concern through May 28, 2023. Management intends to complete a Business Combination prior to mandatory liquidation date. The Company is within 3 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form
10-Q.
These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

EG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to
Form10-Q
and Article 8 of Regulation
S-X
of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form
10-K
for the year ended December 31, 2022 as filed by the Company with the SEC on April 13, 2023.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

EG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Marketable Securities Held in Trust Account
At March 31, 2023 and December 31, 2022, the assets held in the Trust Account were held in mutual funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying statement
s
of
income
. The estimated fair values of investments held in Trust Account are determined using available market information.
Fair Value Measurements
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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
The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are estimated to approximate the carrying values as of March 31, 2023 and December 31, 2022 due to the short maturities of such instruments.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2023 and December 31, 2022, the Company has not experienced losses on this account.
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

EG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2023 and December 31, 2022, the Class A common stock reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$225,000,000
Less:
Proceeds allocated to Public Warrants	(6,768,825)
Over-allotment liability	(228,557)
Class A common stock issuance costs	(12,609,646)
Plus:
Accretion of carrying value to redemption value	21,862,661

Class A common stock subject to possible redemption as of December 31, 2022	$227,255,633
Plus:
Accretion of carrying value to redemption value	1,873,014

Class A common stock subject to possible redemption as of March 31, 2023	$229,128,647

Net Income Per Common Share
The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 11,833,333 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended March 31, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,196,274	$299,068	$3,432,158	$858,039
Denominator:
Weighted-average shares outstanding	22,500,000	5,625,000	22,500,000	5,625,000
Basic and diluted net income per share	$0.05	$0.05	$0.15	$0.15
Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of the
ASC340-10-S99
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering”. Offering costs consist principally of underwriting fees and professional and registration fees incurred through the balance sheet date FASB ASC
470-20,
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

EG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued
at each reporting date, with changes in the fair value reported in the statements of income
.
Derivative assets and liabilities are classified in the condensed balance sheets as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined that both the Public Warrants and Private Placement Warrants are derivative instruments (See Note 3 and Note 4).
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.
The Company’s effective tax rate was 24.99% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in fair value in warrant liability, merger and acquisition expenses, non-deductible
interest and penalties and the valuation allowance on the deferred tax assets.
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
which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2023.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
and Derivatives and Hedging—Contracts in Entity’s Own Equity
(Subtopic815-40)
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
Redemption of Warrants
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption (the“30-day redemption period”)to each warrant holder; and

•
if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within
a30-tradingday
period ending three business days before the Company sends the notice of redemption to the warrant holders.

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

EG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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
As of March 31, 2023 and December 31, 2022, there was $1,400,000 and $1,150,000 outstanding under the Promissory Notes, respectively.
Related Party Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such loan is non-interest
bearing. If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At March 31, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.
Administrative Support Agreement
The Company has agreed, commencing on May 25, 2021, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and 2022, the company incurred $30,000 in fees for these services, of which such amount is included in due to related party.
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

EG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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
The Company shall also pay BTIG, LLC in connection with the Private Placement Engagement, upon consummation of the Business Combination a transaction fee, payable in cash, of 3% of the investment proceeds from the capital raised by BTIG, LLC in the Business Combination (the “Transaction Fee”), excluding capital raised from certain excluded investors, subject to a minimum of $1,500,000 (the “Minimum Fee”), and excluding expenses; provided, however, that any Transaction Fee payable to BTIG, LLC above the Minimum Fee shall be credited against, and shall reduce on a dollar-for-dollar
basis, the Success Fee payable under the Financial Advisory Engagement up to the amount of such Success Fee.
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

EG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Equity Purchase Agreement
On October 17, 2022, we entered into an Equity Purchase Agreement with LGM, for certain limited purposes, the LGM Existing Equity holders and, for certain limited purposes, our sponsor, and, as the representative of the LGM Existing Equity holders, Thomas James Segrave, Jr.
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

•
We will amend our existing certificate of incorporation to: (a) change our name to “fly Exclusive, Inc.,” (b) convert all then-outstanding shares of our Class B common stock, par value $0.0001 per share, into PubCo Class A Common Stock, and (c) issue to the LGM Existing Equityholders PubCo Class B Common Stock, which carries one vote per share but no economic rights;

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

•
An amount equal to: (i) $0, in the event the Closing Date Cash Contribution Amount is $85,000,000 or less; (ii) the lesser of (A) $15,000,000 and (B) the excess of the Closing Date Cash Contribution Amount over $85,000,000, in the event the Closing Date Cash Contribution Amount is more than $85,000,000 and less than $185,000,000; and (iii) the lesser of (A) $20,000,000 and (B) $15,000,000 plus the excess of the Closing Date Cash Contribution Amount over $185,000,000, in the event the Closing Date Cash Contribution Amount is more than $185,000,000 (the “Closing Date Cash Repurchase Amount”); provided that should the Closing Date Cash Repurchase Amount result in the LGM Existing Equity holders owning, in the aggregate, less than fifty one percent (51%) of the outstanding LGM common units as of immediately following the Closing, the Closing Date Cash Repurchase Amount shall be capped at such amount as would result in the LGM Existing Equity holders owning, in the aggregate fifty one percent (51%) of the LGM common units; and

•
Without any action on the part of any holder of our warrants, each warrant that is issued and outstanding immediately prior to the Closing will be converted into a warrant to purchase one whole share of PubCo Class A Common Stock in accordance with its terms.

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

EG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7 — Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$230,675,967	$230,675,967	$—	$—
Liabilities:
Warrant Liability – Public Warrants	$1,312,500	$1,312,500	—	—
Warrant Liability – Private Placement Warrants	758,333	—	$758,333	—

	$2,070,833	$1,312,500	$758,333	—

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
	$228,254,077	$228,254,077	$—	$—
Liabilities:
Warrant Liability – Public Warrants	$1,447,500	$1,447,500	$—	$—
Warrant Liability – Private Placement Warrants	836,333	—	836,333	—

	$2,283,833	$1,447,500	$836,333	$—

The fair value of the Public Warrants at March 31, 2023 and December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market.
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

EG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2023 and December 31, 2022, the difference between the public warrants and private placement warrants was deemed to be de minimis as of the valuation date, and the concluded values were set equal to each other based on the fact that the private placement warrants are not redeemable by the Company, and their terms are nearly identical to those of the public warrants except that the public warrants will be redeemable when the Common Stock price is $18.00 or greater.
The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three months ended March 31, 2023 and 2022:

Fair value as of December 31, 2022	$—
Change in fair value	—

Fair value as of March 31, 2023	$—

Warrant Liability
Fair value as of December 31, 2021	$2,734,333
Change in fair value	(1,715,566)

Fair value as of March 31, 2022	$1,018,767
Note 8 — Stockholders’ Deficit
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock at a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock at a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 0 shares of Class A common stock issued and outstanding, excluding 22,500,000 shares of Class A common stock subject to possible redemption.
Class
 B Common Stock
 — The Company is authorized to issue 10,000,000 shares of Class B common stock at a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common stock. On January 29, 2021, the Sponsor paid $25,000 to cover certain of the Company’s offering costs in exchange for 5,750,000 founder shares. In March 2021, the Company effected a stock dividend of 1,437,500 shares with respect to its Class B common stock, resulting in its initial stockholders holding an aggregate of 7,187,500 founder shares. On May 25, 2021, the Sponsor surrendered an aggregate of 718,750 shares of Class B common stock for no consideration, which were cancelled, resulting in an aggregate of 6,468,750 shares of Class B common stock outstanding and held by the Sponsor. Up to 843,750 of the founder shares will be forfeited depending on the extent to which the underwriters’ over-allotment is exercised. In July 2021, the 843,750 of the founder shares were forfeited due to the underwriters’ over-allotment not exercised. As of March 31, 2023 and December 31, 2022, there were 5,625,000 shares of Class B common stock issued and outstanding.
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
Stock-based Compensation
 — On May 2021, the Sponsor had entered into four Management Award Agreements (the “Awards”) with participants. The Sponsor granted 200,000 membership interests in exchange for services provided by these participants for the benefit of the Company.
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
The stock based compensation is ultimately contingent on a performance condition, which is the Company’s initial Business Combination. Regardless of whether the shares were vested at grant date, the agreements included a forfeiture provision whereby each director would forfeit the rights to all the shares for no consideration if the director was removed for any reason any time prior to the initial Business Combination. Based on the aforementioned provision there is no determinable service period for the award. Stock based compensation related to awards contingent on a performance condition should not be recognized until that condition is met; therefore no stock-based compensation for these awards should be recorded.
Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
On May 19, 2023, the Company held the a special meeting of stockholders (the “Extension Meeting”) to vote on the proposal to amend the Company’s certificate of incorporation (the “Charter Amendment”) to give the Company the right to extend the date by which the Company must (1) consummate the Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete such Business Combination, and (3) redeem all of the Company’s Class A common stock included as part of the units sold in the Company’s IPO, up to 5 times, initially from May 28, 2023 to August 28, 2023, and thereafter for additional one month periods commencing on August 28, 2023 through and until December 28, 2023 (or such earlier date after May 28, 2023 as determined by the Company’s board of directors) (the “Extension Amendment Proposal”). The stockholders of the Company approved the Extension Amendment Proposal at the Extension Meeting and on May 19, 2023.
In connection with the vote to approve the Charter Amendment, the holders of 18,268,171 shares of
Class A common stock of the Company properly exercised their right to redeem their shares for cash.
Amendment No. 1 to Equity Purchase Agreement
On April 21, 2023, the Company entered into Amendment No. 1 to the Equity Purchase Agreement (the “Amendment”) to provide that the “extension” proxy statement to be filed by the Company with the U.S. SEC may seek to extend the time period for EG to consummate its initial Business Combination to a date no later than December 28, 2023 (instead of September 28, 2023).
The foregoing description of the Amendment is not complete and is subject to and qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed with the Current Report on
Form 8-K filed
on April 21, 2023 as Exhibit 2.1 and incorporated by reference herein.

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

Recent Developments

Equity Purchase Agreement

On October 17, 2022, we entered into an Equity Purchase Agreement with LGM, for certain limited purposes, the LGM Existing Equity holders and, for certain limited purposes, our sponsor, and, as the representative of the LGM Existing Equity holders, Thomas James Segrave, Jr.

Business Combination

Pursuant to the Equity Purchase Agreement, following the Closing, PubCo will be organized in Up-C structure, in which substantially all of the assets of the combined company will be held by LGM, and PubCo’s only assets will be its equity interests in LGM. At the Closing:

•

We will amend our existing certificate of incorporation to: (a) change our name to “flyExclusive, Inc.,” (b) convert all then-outstanding shares of our Class B common stock, par value $0.0001 per share, into PubCo Class A Common Stock, and (c) issue to the LGM Existing Equity holders PubCo Class B Common Stock, which carries one vote per share but no economic rights;

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

•

An amount equal to: (i) $0, in the event the Closing Date Cash Contribution Amount is $85,000,000 or less; (ii) the lesser of (A) $15,000,000 and (B) the excess of the Closing Date Cash Contribution Amount over $85,000,000, in the event the Closing Date Cash Contribution Amount is more than $85,000,000 and less than $185,000,000; and (iii) the lesser of (A) $20,000,000 and (B) $15,000,000 plus the excess of the Closing Date Cash Contribution Amount over $185,000,000, in the event the Closing Date Cash Contribution Amount is more than $185,000,000 (the “Closing Date Cash Repurchase Amount”); provided that should the Closing Date Cash Repurchase Amount result in the LGM Existing Equity holders owning, in the aggregate, less than fifty one percent (51%) of the outstanding LGM common units as of immediately following the Closing, the Closing Date Cash Repurchase Amount shall be capped at such amount as would result in the LGM Existing Equity holders owning, in the aggregate fifty one percent (51%) of the LGM common units; and

•

Without any action on the part of any holder of our warrants, each warrant that is issued and outstanding immediately prior to the Closing will be converted into a warrant to purchase one whole share of PubCo Class A Common Stock in accordance with its terms.

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

Amendment No. 1 to Equity Purchase Agreement

On April 21, 2023, the Company entered into Amendment No. 1 to the Equity Purchase Agreement (the “Amendment”) to provide that the “extension” proxy statement to be filed by the Company with the U.S. SEC may seek to extend the time period for EG to consummate its initial Business Combination to a date no later than December 28, 2023 (instead of September 28, 2023).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. The only activities through March 31, 2023 were organizational activities and those necessary to prepare for the initial public offering. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on marketable securities held in the trust account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended March 31, 2023, we had net income of $1,495,342, which consisted of $213,000 in change in fair value of warrants and $2,421,890 in interest earned on marketable securities held in the Trust Account, offset by $641,451 in formation and operating costs and $498,097 in provision for income taxes.

For the three months ended March 31, 2022, we had net income of $4,290,197, which consisted of $4,639,816 in change in fair value of warrants, and $22,658 in interest earned on marketable securities held in the Trust Account, offset by $372,277 in formation and operating costs.

Going Concern and Liquidity

As of March 31, 2023, we had approximately $193,648 in our operating bank account, and a working capital deficit of approximately $3,664,515.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15,“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date raises substantial doubt about the Company’s ability to continue as a going concern through May 28, 2023. Management intends to complete a Business Combination prior to mandatory liquidation date. The Company is within 3 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Net Income Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 11,833,333 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended March 31, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of income. Derivative assets and liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined that both the Public Warrants and Private Placement Warrants are derivative instruments.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-Chief Executive Officers and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, we concluded that our disclosure controls and procedures were not effective as of March 31, 2023, due to the restatements of our May 28, 2021 and June 30, 2021 financial statements (the “restatements”) regarding the classification of redeemable Class A common stock, the improper recognition of stock based compensation expense, and the improper recognition of fees related to an agreement, and that these constitute material weaknesses in our internal control over financial reporting. In light of these material weaknesses we performed additional analysis as deemed necessary to ensure that those unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our plans at this time include increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report of Form 10-K filed with the SEC on April 13, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Annual Report of Form 10-K filed with the SEC on April 13, 2023.

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

Dated: May 22, 2023	EG ACQUISITION CORP.

	By:	/s/ Gregg S. Hymowitz
	Name:	Gregg S. Hymowitz
	Title:	Chief Executive Officer (Principal Executive Officer)
Dated: May 22, 2023

	By:	/s/ Sophia Park Mullen
	Name:	Sophia Park Mullen
	Title:	President (Principal Financial and Accounting Officer)