Form 10-Q
period 2023-06-30
EG Acquisition Corp.
filed 2023-08-21
CIK 1843973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
12b-2ofthe
Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined inRule12b-2ofthe Exchange Act).    Yes  ☒    No  ☐
As of August
21
, 2023, there were 9,855,829 shares of Class A common stock, par value $0.0001 per share, and 1,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

EG ACQUISITION CORP.

Quarterly Report on Form 10-Q

- i -

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
EG ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Cash	$644,739	$87,853
Prepaid expenses	118,900	191,667

Total current assets	763,639	279,520
Marketable securities held in Trust Account	44,102,153	228,254,077

Total Assets	$44,865,792	$228,533,597

Liabilities and Stockholders’ Deficit
Accounts payable and accrued expenses	$3,117,542	$2,409,171
Income taxes payable	465,296	600,701
Excise tax payable	1,870,307	—
Due to related party	251,935	191,935
Promissory note—related party	2,050,000	1,150,000

Total current liabilities	7,755,080	4,351,807
Warrant liabilities	3,598,517	2,283,833
Deferred underwriting discount	7,875,000	7,875,000

Total Liabilities	19,228,597	14,510,640
Commitments and Contingencies (Note 6)
Temporary equity—Class A common stock subject to possible redemption, 4,231,829 and 22,500,000 shares at approximately $10.32 and $10.10 as of June 30, 2023 and December 31, 2022, respectively	43,664,972	227,255,633
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 5,624,000 and 0 shares issued and outstanding (excluding 4,231,829 and 22,500,000 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022, respectively	562	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 1,000 and 5,625,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1	563
Additional paid-in capital	—	—
Accumulated deficit	(18,028,340)	(13,233,239)

Total stockholders’ deficit	(18,027,777)	(13,232,676)

Total Liabilities, Temporary Equity and Stockholders’ Deficit	$44,865,792	$228,533,597

The accompanying notes are an integral part of these unaudited condensed financial statements.

EG ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Formation and operating costs	$1,012,801	$676,182	$1,654,252	$1,048,459

Loss from operations	(1,012,801)	(676,182)	(1,654,252)	(1,048,459)
Other income:
Change in fair value of warrants	(1,527,684)	1,016,117	(1,314,684)	5,655,933
Trust interest income	1,961,891	303,838	4,383,781	326,496

Total other income, net	434,207	1,319,955	3,069,097	5,982,429
(Loss) Income before provision for income taxes	(578,594)	643,773	1,414,845	4,933,970
Provision for income taxes	(401,498)	(8,681)	(899,595)	(8,681)

Net (loss) income	$(980,092)	$635,092	$515,250	$4,925,289

Basic and diluted weighted average shares outstanding, Class A common stock	16,525,282	22,500,000	19,496,136	22,500,000

Basic and diluted net (loss) income per share, Class A common	(0.05)	0.02	0.02	0.18

Basic and diluted weighted average shares outstanding, Class B common stock	2,967,505	5,625,000	4,288,912	5,625,000

Basic and diluted net (loss) income per share, Class B common stock	(0.05)	0.02	0.02	0.18

The accompanying notes are an integral part of these unaudited condensed financial statements.

EG ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2023	—	$—	5,625,000	$563	$—	$(13,233,239)	$(13,232,676)
Remeasurement of Class A common stock to redemption value	—	—	—	—	—	(1,873,014)	(1,873,014)
Net income	—	—	—	—	—	1,495,342	1,495,342

Balance — March 31, 2023	—	$—	5,625,000	$563	$—	$(13,610,911)	$(13,610,348)
Remeasurement of Class A common stock to redemption value	—	—	—	—	—	(1,567,030)	(1,567,030)
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(1,870,307)	(1,870,307)
Conversion of Class B - Founder shares to Class A shares	5,624,000	562	(5,624,000)	(562)	—	—	—
Net loss	—	—	—	—	—	(980,092)	(980,092)

Balance — June 30, 2023	5,624,000	$562	1,000	$1	$—	$(18,028,340)	$(18,027,777)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2022	—	$—	5,625,000	$563	$—	$(14,653,085)	$(14,652,522)
Stock-based compensation	—	—	—	—	89,250	—	89,250
Remeasurement of Class A common stock to redemption value	—	—	—	—	(89,250)	66,592	(22,658)
Net income	—	—	—	—	—	4,290,197	4,290,197

Balance — March 31, 2022	—	$—	5,625,000	$563	$—	$(10,296,296)	$(10,295,733)
Stock-based compensation	—	—	—	—	89,250	—	89,250
Remeasurement of Class A common stock to redemption value	—	—	—	—	(89,250)	87,842	(1,408)
Net income	—	—	—	—	—	635,092	635,092

Balance — June 30, 2022	—	$—	5,625,000	$563	$—	$(9,573,362)	$(9,572,799)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EG ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$515,250	$4,925,289
Adjustments to reconcile net income to net cash used in operating activities:
Trust interest income	(4,383,781)	(326,496)
Change in fair value of warrants	1,314,684	(5,655,933)
Stock-based compensation	—	178,500
Changes in current assets and current liabilities:
Prepaid expenses	72,767	179,176
Due to related party	60,000	60,000
Accounts payable and accrued expenses	708,371	(2,220)
Income taxes payable	(135,405)	8,681

Net cash used in operating activities	(1,848,114)	(633,003)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(160,000)	—
Cash withdrawn from Trust Account in connection with redemption	187,030,705	—
Cash withdrawn from Trust Account to pay franchise and income taxes	1,665,000	—

Net cash provided by investing activities	188,535,705	—
Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to related party	900,000	400,000
Redemption of common stock	(187,030,705)	—

Net cash (used in) provided by financing activities	(186,130,705)	400,000

Net Change in Cash	556,886	(233,003)
Cash – Beginning of the period	87,853	319,220

Cash – End of the period	$644,739	$86,217

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,035,000	$—
Non-Cash investing and financing activities:
Excise tax payable attributable to redemption of common stock	$1,870,307	$—

Remeasurement of Class A common stock to redemption value	$3,440,044	$24,066

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
As of June 30, 2023, the Company had not commenced any operations. All activity for the period from January 28, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense). The Company has selected December 31 as its fiscal year end.
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
Trust Account
Following the closing of the IPO on May 28, 2021, $225,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) and will be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7under
the Investment Company Act which invest only in direct U.S. government treasury obligations. In addition, to mitigate the risk of the Company being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, the Company may also instruct Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to maintain the funds in the Trust Account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination and liquidation of the Company. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the amended and restated certificate of incorporation (i) to modify the substance or timing of the obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the IPO or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial
Business Combination activity, and (c) the redemption of the public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the IPO, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the public stockholders.
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
On May 19, 2023, the Company held a special meeting of stockholders (the “Extension Meeting”) to vote on the proposal to amend the Company’s certificate of incorporation (the “Charter Amendment”) to give the Company the right to extend the date by which the Company must (1) consummate the Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete such Business Combination, and (3) redeem all of the Company’s Class A common stock included as part of the units sold in the Company’s IPO, up to 5 times, initially from May 28, 2023 to August 28, 2023, and thereafter for additional one month periods commencing on August 28, 2023 through and until December 28, 2023 (or such earlier date after May 28, 2023 as determined by the Company’s board of directors) (the “Extension Amendment Proposal”). The stockholders of the Company approved the Extension Amendment Proposal at the Extension Meeting on May 19, 2023.
Following the approval of the proposals at the Special Meeting, the Sponsor, holder of the Class B founder shares, elected to convert 5,624,000 of the 5,625,000 Class B founder shares into shares of Class A common stock (the “Conversion”). The 5,624,000 shares of Class A common stock issued in connection with the Conversion (the “Converted Shares”) are subject to the same restrictions as applied to the Class B founder shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s initial public offering. The Sponsor, with respect to itself, acknowledged that it has no right, title, interest or claim of any kind in or to any monies held in the trust account or any other asset of the Company as a result of any liquidation of the Company with respect to the Converted Shares held by it.
In connection with the votes to approve the Extension Amendment Proposal and the Trust Amendment Proposal, the holders of 18,268,171 shares of Class A common stock properly exercised their right to redeem their shares for cash.
After giving effect to the redemptions described above and the conversion of the founder shares, there is
an aggregate of 9,855,829 shares of Class A common stock outstanding, comprised of 4,231,829 shares of Class A common stock held by public shareholders and 5,624,000 shares of Class A common stock that were converted from the founder shares.
Pursuant to the amended and restated certificate of incorporation of the Company, the Company may extend the date by which the Company must consummate its initial business combination up to 5 times, initially from May 28, 2023 to August 28, 2023, and thereafter for additional one month periods commencing on August 28, 2023 through and until December 28, 2023 (or such earlier date after May 28, 2023 as determined by the Company’s board of directors). Each one month extension is subject to EG Sponsor LLC, the sponsor of the Company (the “Sponsor”) or its designee, depositing the lesser of (x) $0.04 per public share that remains outstanding (and has not been redeemed) and (y) $160,000 into the trust account of the Company.
On June 2, 2023, the Company deposited $160,000 into the trust account of the Company (the “Extension Fee”) for the extension to complete a business combination through June 28, 2023 (the “Extension”). Such deposit of the Extension Fee is evidenced by an unsecured promissory note (the “Extension Promissory Note”), dated as of June 1, 2023, in the principal amount of $160,000 to the Sponsor (Note 5).

EG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal
1
% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally
1
% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

On May 19, 2023, in connection with the implementation of the Extension, the Company’s public stockholders elected to redeem
18,268,171
Public Shares for a total of
$
187,030,705
.
As such the Company has recorded a 1% excise tax liability in the amount of
$
1,870,307
on the Company’s condensed balance sheets as of June 30, 2023. The liability does not impact the Company’s condensed statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. This excise tax liability can be offset by future share issuances within the same fiscal year which will be evaluated and adjusted in the period in which the issuances occur. Should the Company liquidate prior to December 31, 2023, the excise tax liability will not be due.

EG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Other

The Company is exposed to volatility in the banking market. At various times, we could have deposits with certain U.S. banks in excess of the maximum amounts insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”). On March 10, 2023, Silicon Valley Bank became insolvent. State regulators closed the bank and the FDIC was appointed as its receiver. The Company did no
t hold any deposits with Silicon Valley Bank as of June 30, 2023 and December 31, 2022.
Going Concern and Liquidity
As of June 30, 2023, the Company had $644,739 in its operating bank account, and a working capital deficit of $6,554,260.
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
In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards
Update(“ASU”)2014-15,“Disclosures
of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date raises substantial doubt about the Company’s ability to continue as a going concern through
D
e
cembe
r
 28, 2023. M
anagement intends to complete a Business Combination prior to mandatory liquidation date. The Company is within five months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form

10-Q,

subject to its ability to extend such date as described under “Initial Business Combination.” These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concer
n.

EG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions toForm10-Qand Article 8 of Regulation
S-X
of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

EG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Marketable Securities Held in Trust Account
At June 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in mutual funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying statements of income. The estimated fair values of investments held in Trust Account are determined using available market information.
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
The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are estimated to approximate the carrying values as of June 30, 2023 and December 31, 2022 due to the short maturities of such instruments.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2023 and December 31, 2022, the Company has not experienced losses on this account.
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
In connection with the vote to approve the Charter Amendment, the holders of 18,268,171 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash. Accordingly, on June 30, 2023 and December 31, 2022, 4,231,289 and 22,500,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively.

EG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2023 and December 31, 2022, the Class A common stock reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$225,000,000
Less:
Proceeds allocated to Public Warrants	(6,768,825)
Over-allotment liability	(228,557)
Class A common stock issuance costs	(12,609,646)
Plus:
Accretion of carrying value to redemption value	21,862,661

Class A common stock subject to possible redemption as of December 31, 2022	$227,255,633
Plus:
Accretion of carrying value to redemption value	1,873,014

Class A common stock subject to possible redemption as of March 31, 2023	$229,128,647
Less:
Redemptions	(187,030,705)
Plus:
Accretion of carrying value to redemption value	1,567,030

Class A common stock subject to possible redemption as of June 30, 2023	$43,664,972

Net Income Per Common Share
The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 11,833,333 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and six months ended June 30, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended June 30, 2023
	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	$(830,887)	$(149,205)
Denominator:
Basic and diluted weighted average common share outstanding	16,525,282	2,967,505

Basic and diluted net loss per common share	$(0.05)	$(0.05)

	For the Six Months Ended June 30, 2023
	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income	$422,340	$92,910
Denominator:
Basic and diluted weighted average common share outstanding	19,496,136	4,288,912

Basic and diluted net income per common share	$0.02	$0.02

	For the Three Months Ended June 30, 2022
	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income	$508,074	$127,018
Denominator:
Basic and diluted weighted average common share outstanding	22,500,000	5,625,000

Basic and diluted net income per common share	$0.02	$0.02

	For the Six Months Ended June 30, 2022
	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income	$3,940,231	$985,058
Denominator:
Basic and diluted weighted average common share outstanding	22,500,000	5,625,000

Basic and diluted net income per common share	$0.18	$0.18

Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of
theASC340-10-S99and
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
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.
The Company’s effective tax rate was (69.39%) and 1.35% for the three months ended June 30, 2023 and 2022, respectively, and 63.58% and 0.18% for the three months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to changes in fair value in warrant liability, merger and acquisition expenses, non-deductible
interest and penalties and the valuation allowance on the deferred tax assets.
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
While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on
ASC740-270-25-3which
states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2023.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Redemption of Warrants
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption (the“30-day redemption period”) to each warrant holder; and

•
if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days withina30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

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
On May 19, 2023 following the approval of the proposals at the Special Meeting, the Sponsor, holder of the Class B founder shares, elected to convert 5,624,000 of the 5,625,000 Class B founder shares into shares of Class A common stock (the “Conversion”).
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
On June 14, 2022, the Sponsor agreed to loan the Company $400,000 p ursuant to a new promissory note (“Promissory Note 1”). Promissory Note 1 is non-interest

bearing and payable on the earlier o
f: (i) May 27, 2023 or (ii) the date on which the Company consummates an initial business combination.
On October 6, 2022, the Sponsor agreed to loan the Company $420,000 p ursuant to a new promissory note (“Promissory Note 2”). Promissory Note 2 is non-interest

bearing and payable on the earlier o
f: (i) May 27, 2023 or (ii) the date on which the Company consummates an initial business combination.
On December 14, 2022, the Sponsor agreed to loan the Company $330,000 p ursuant to a new promissory note (“Promissory Note 3”). Promissory Note 3 is non-interest

bearing and payable on the earlier o
f: (i) May 27, 2023 or (ii) the date on which the Company consummates an initial business combination.
On March 2, 2023, the Sponsor agreed to loan the Company $250,000 p ursuant to a new promissory note (“Promissory Note 4”). Promissory Note 4 is non-interest

bearing and payable on the earlier o
f: (i) May 27, 2023 and (ii) the date on which the Company consummates an initial business combination.
On May 8, 2023, the Sponsor agreed to loan the Company $250,000 p ursuant to a new promissory note (“Promissory Note 5”). Promissory Note 5 is non-interest

bearing and payable on the earlier o
f: (i) May 27, 2023 and (ii) the date on which the Company consummates an initial business combination.
On June 1, 2023, the Company issued an unsecured promissory note (the “Extension Promissory Note”) in the principal amount of $160,000 to the Sponsor. The Extension Promissory Note bears no interest and is payable in full on the date on which the Company consummates an initial business combination (such date, the “Maturity Date”).
O
n June 1, 2023, the Company issued an unsecured promissory note (“Promissory Note 6,” and together with Promissory Note 1, Promissory Note 2, Promissory Note 3, Promissory Note 4 and Promissory Note 5, the “Promissory Notes”) in the principal amount o
f
$240,000
to the Sponsor for general corporate purpose
s. Promissory Note 6 bears no interest and is payable in full on the earlier of: (i) September 28, 2023 or (ii) the date on which the Company consummates an initial business combination
.
In connection with the vote to approve the Charter Amendment extending the initial liquidation date of May 28, 2023 to August 28, 2023, all notes issued prior to May 28, 2023 are now payable on the earlier of (i) August 28, 2023 or (ii) the date on which the Company consummates an initial business combination.
As of June 30, 2023 and December 31, 2022, there was $2,050,000 and $1,150,000 outstanding under the Promissory Notes, respectively.
Related Party Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such loan is non-interest
bearing. If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At June 30, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.
Administrative Support Agreement
The Company has agreed, commencing on May 25, 2021, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2023, the company incurred $30,000 and $60,000 in fees for these services, respectively, of which such amount is included in due to related party. For the three and six months ended June 30, 2022, the company incurred $30,000 and $60,000 in fees for these services, respectively, of which such amount is included in due to related party.
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
on April 21, 2023 as Exhibit 2.1.
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

EG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7 — Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$44,102,153	$44,102,153	$—	$—
Liabilities:
Warrant Liability – Public Warrants	$2,280,750	$2,280,750	—	—
Warrant Liability – Private Placement Warrants	1,317,767	—	$1,317,767	—

	$3,598,517	$2,280,750	$1,317,767	—

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
	$228,254,077	$228,254,077	$—	$—
Liabilities:
Warrant Liability – Public Warrants	$1,447,500	$1,447,500	$—	$—
Warrant Liability – Private Placement Warrants	836,333	—	836,333	—

	$2,283,833	$1,447,500	$836,333	$—

The fair value of the Public Warrants at June 30, 2023 and December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market.
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

EG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2023 and December 31, 2022, the difference between the public warrants and private placement warrants was deemed to be de minimis as of the valuation date, and the concluded values were set equal to each other based on the fact that the private placement warrants are not redeemable by the Company, and their terms are nearly identical to those of the public warrants except that the public warrants will be redeemable when the Common Stock price is $18.00 or greater.
The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three and six months ended June 30, 2023 and 2022:

Warrant Liability
Fair value as of December 31, 2022	$—
Change in fair value	—

Fair value as of March 31, 2023	—
Change in fair value	—

Fair value as of June 30, 2023	$—

Warrant Liability
Fair value as of December 31, 2021	$2,734,333
Change in fair value	(1,715,566)
Fair value as of March 31, 2022	1,018,767
Change in fair value	(377,867)

Fair value as of June 30, 2022	$640,900

Note 8 — Stockholders’ Deficit
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock at a par value of $0.0001 per share. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock at a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. On May 19, 2023, in connection with the implementation of the Extension and the Class B Conversion, the Sponsor, holder of Class B common stock elected to convert 5,624,000 shares of Class B common stock to Class A common stock. The converted shares are not subject to possible redemption. As of June 30, 2023 and December 31, 2022, there were 5,624,000 and 0 shares of Class A common stock issued and outstanding, excluding 4,231,829 and 22,500,000 shares of Class A common stock subject to possible redemption, respectively.
Class
 B Common Stock
 — The Company is authorized to issue 10,000,000 shares of Class B common stock at a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common stock. As of June 30, 2023 and December 31, 2022, there were 1,000 and 5,625,000 shares of Class B common stock issued and outstanding, respectively.
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

EG ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The shares of Class B common stock shall be convertible into shares of Class A Common Stock on a one-for-one basis (A) at any time at the option of the holder thereof and (B) automatically upon the closing of the Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis,
20%
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
Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. On July 3, 2023, the Company issued an unsecured promissory note (the “July 2023 Promissory Note”) in the principal amount of $160,000 to the Sponsor for general corporate purposes. The July 2023 Promissory Note bears no
interest and is payable in full on the earlier of: (i) September 28, 2023 or (ii) the date on which the Company consummates an initial business combination. On August 3, 2023, the Company issued an unsecured promissory note (the “August 2023 Promissory Note”) in the principal amount of $270,000 to the Sponsor for general corporate purposes. The August 2023 Promissory Note bears no interest and is payable in full on the earlier of: (i) September 28, 2023 or (ii) the date on which the Company consummates an initial business combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. The only activities through June 30, 2023 were organizational activities and those necessary to prepare for the initial public offering. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on marketable securities held in the trust account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended June 30, 2023, we had net loss of $980,092, which consisted of $1,527,684 in change in fair value of warrants, $1,012,801 in formation and operating costs and $401,498 in provision for income taxes. and, offset by $1,961,891 in interest earned on marketable securities held in the Trust Account.

For the six months ended June 30, 2023, we had net income of $515,250, which consisted of $4,383,781 in interest earned on marketable securities held in the Trust Account, offset by $1,654,252 in formation and operating costs, $1,314,684 in change in fair value of warrants and $899,595 in provision for income taxes.

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

Going Concern and Liquidity

As of June 30, 2023, we had approximately $644,739 in our operating bank account, and a working capital deficit of approximately $6,554,260.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15,“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date raises substantial doubt about the Company’s ability to continue as a going concern through August 28, 2023. Management intends to complete a Business Combination prior to mandatory liquidation date. The Company is within a month of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Net Income Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 11,833,333 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and six months ended June 30, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods.

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

Income Taxes

We account for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both he expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. We also recognized accrued interest and penalties related to unrecognized tax benefits as income tax expense.

We have identified the United States as our only “major” tax jurisdiction. We are subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. We do not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, we concluded that our disclosure controls and procedures were not effective as of June 30, 2023, due to the restatements of our May 28, 2021 and June 30, 2021 financial statements (the “restatements”) regarding the classification of redeemable Class A common stock, the improper recognition of stock based compensation expense, and the improper recognition of fees related to an agreement, and that these constitute material weaknesses in our internal control over financial reporting. In light of these material weaknesses we performed additional analysis as deemed necessary to ensure that those unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Dated: August 21, 2023	EG ACQUISITION CORP.

	By:	/s/ Gregg S. Hymowitz
	Name:	Gregg S. Hymowitz
	Title:	Chief Executive Officer (Principal Executive Officer)
Dated: August 21, 2023

	By:	/s/ Sophia Park Mullen
	Name:	Sophia Park Mullen
	Title:	President (Principal Financial and Accounting Officer)