Form 10-K
period 2023-12-31
FLYEXCLUSIVE INC.
filed 2024-05-01
CIK 1843973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____  to ____
Commission file number 001-40444
flyExclusive, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-1740840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2860 Jetport Road Kinston, NC	28504
(Address of Principal Executive Offices)	(Zip Code)
(252) 208-7715
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	FLYX	NYSE American LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	FLYX WS	NYSE American LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                                ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2023, based on the average bid and asked price of $10.25 for shares of the Registrant’s Class A common stock as reported by the NYSE American, was approximately $43.4 million. Shares of voting and non-voting common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The Registrant had outstanding 17,892,021 shares of Class A Common Shares, par value $0.0001 per share, and 59,930,000 shares of Class B Common Shares, par value $0.0001 per share as of March 31, 2024
DOCUMENTS INCORPORATED BY REFERENCE
None.

NOTES

Unless the context otherwise requires, all references to “flyExclusive,” the “Company,” “PubCo,” “we,” “us” and “our” in this Annual Report on Form 10-K (this “Report”) refer to flyExclusive, Inc., and where appropriate, its consolidated subsidiaries, Exclusive Jets, LLC, Jetstream Aviation, LLC and LGM Enterprises, LLC.

All trade names, trademarks and service marks appearing in this Report are the property of their respective owners. We have assumed that the reader understands that all such terms are source-indicating. Accordingly, such terms, when first mentioned in this Report, appear with the trade name, trademark or service mark notice and then throughout the remainder of this report without trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements.” When contained in this Report, the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside our management’s control, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. These forward-looking statements are based on information available as of the date and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this Report, including the risks described under Item 1A - “Risk Factors,” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and in other documents which we file with the Securities and Exchange Commission (“SEC”). In addition, such statements could be affected by risks and uncertainties related to:

•the ability to implement business plans, forecasts, and other expectations and identify and realize additional opportunities;
•our results of operations and financial condition;
•risks that the Business Combination (as defined herein) disrupts our current plans and operations and potential difficulties in employee retention as a result of the Business Combination;
•costs related to being a public company;
•the ability to recognize the anticipated benefits of the Business Combination;
•limited liquidity and trading of our securities;
•the outcome of any legal proceedings, including any legal proceedings related to the Equity Purchase Agreement or the Business Combination;
•the ability to maintain the listing of our securities on the NYSE American LLC (“NYSE American”) or any other national securities exchange;
•that the price of our securities may be volatile due to a variety of factors, including changes in the competitive and highly regulated industry in which we operate, variations in operating performance across competitors, changes in laws and regulations affecting our business and any changes in our capital structure;
•the risks associated with our indebtedness including the Senior Note and its potential impact on our business and financial condition;
•the risk of downturns in the aviation industry, including due to increases in fuel costs in light of the war in Ukraine, the Israel and Hamas conflict in Gaza and other global political and economic issues;
•a changing regulatory landscape in the highly competitive aviation industry;
•risks associated with the overall economy, including recent and expected future increases in interest rates and the potential for recession; and
•other risks and uncertainties set forth under the section of this Report entitled “Risk Factors.”

Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results may vary in material respects from those expressed or implied by these forward- looking statements. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and we assume no obligation and do not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise.

SUMMARY OF RISK FACTORS

Our business and securities are subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors” included in Item 1A of Part I of this Report, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of our securities and result in a loss of all or a portion of your investment.

•We might not be able to successfully implement our growth strategies;
•We will require additional liquidity and capital resources to achieve our projected growth rate, which might not be available to us;
•We are exposed to the risk of a decrease in demand for private aviation services;
•The loss of key personnel upon whom we depend on to operate our business or the inability to attract additional qualified personnel could adversely affect our business;
•The supply of pilots to the airline industry is limited and may negatively affect our operations and financial condition;
•Pilot attrition may negatively affect our operations and financial condition;
•Increases in our labor costs, which constitute a substantial portion of our total operating costs, may adversely affect our business, results of operations and financial condition;
•Significant reliance on third-party aircraft engine manufacturers and engine management companies poses risks to our owned and leased aircraft and operations;
•We are exposed to operational disruptions due to maintenance;
•Our transition to in-house maintenance, repair and overhaul activities could prove unsuccessful or impact key relationships;
•Significant increases in fuel costs could have a material adverse effect on our business, financial condition and results of operations;
•Cybersecurity breaches and other incidents involving the unauthorized disclosure of personal or confidential information could materially adversely affect our business and operating results;
•Our obligations in connection with our indebtedness and other contractual obligations could impair our liquidity and harm our business, results of operations and financial condition;
•We are subject to significant governmental regulations;
•We are a “controlled company” within the meaning of the NYSE American listing standards and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements which would not provide you the same protections afforded to stockholders of companies that are subject to such requirements;
•The multi-class structure of our Common Stock has the effect of concentrating voting power with our Chief Executive Officer, which will limit other stockholders’ ability to influence the outcomes of important transactions, including a change of control;
•We cannot predict whether our multi-class structure will result in a lower or more volatile market price of our securities or in adverse publicity or other adverse consequences;
•We identified material weaknesses in our internal controls over financial reporting, and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected;
•There can be no assurance that we will be able to comply with the continued listing standards of NYSE American, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions;
•If securities or industry analysts do not publish or cease publishing research or reports about our Company, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline; and
•Substantial future sales of our Class A common stock that is to be registered for resale by certain stockholders could cause the market price of our Class A common stock to decline.

PART I
Item 1. Business
Overview of the Business
LGM Enterprises, LLC, a North Carolina limited liability company ("LGM"), is a premier owner/operator of jet aircraft to provide private jet passengers experiences dedicated to surpassing expectations for quality, convenience, and safety. flyExclusive’s mission is to be the world’s most vertically integrated private aviation company, offering a full range of industry services.
Since 2015, flyExclusive has grown from two LGM/partner owned jets to 100 owned and leased aircraft and is currently the fifth largest private jet operator in the United States (based on 2023 flight hours). LGM operates a selected fleet of Cessna Citation, Gulfstream and Challenger aircraft to service customers flying domestically and internationally. As one of the nation’s largest Citation operators, flyExclusive has curated a versatile fleet of Citation CJ3 / CJ3+, Citation Excel / XLS / XLS+, Citation Encore+, Citation Sovereign, Citation X, and Challenger 350 aircraft. The introduction of Gulfstream aircraft into flyExclusive’s fleet in 2020, opened up the opportunity for flyExclusive to expand its footprint internationally. flyExclusive’s purposeful focus on the acquisition of a limited number of manufacturers' aircraft enables flyExclusive to operate and maintain fewer types of aircraft than most competitors. Our maintenance crews are more efficient given the recurrent nature of their work, which in turn improves dispatch availability of our fleet.
Operations are centered at flyExclusive’s corporate headquarters in Kinston, North Carolina. Located within the North Carolina Global TransPark (NCGTP), flyExclusive leases approximately 145,000 square feet of office and hangar space from the NCGTP’s 2,500-acre multimodal industrial park, which boasts an 11,500-foot runway. Kinston is within two hours of approximately 70% of flyExclusive flights. So our location is ideal for organizational synergy and for cost-effective, strategic growth.
In the second half of 2020, flyExclusive launched its jet club, which earned the Robb Report’s “Best of the Best” in 2022. With its efficient pricing model and bespoke, customer-centered approach, the jet club has experienced significant growth, offering multi-tiered membership options.
Consistent with LGM’s vertical integration mission in the private aviation industry, flyExclusive officially launched its Maintenance, Repair, and Overhaul (“MRO”) operation in the third quarter of 2021, offering interiors and exterior refurbishment services to third parties in addition to maintaining its own fleet. flyExclusive began installing avionics in its mid-size fleet in second quarter of 2022. This affected a significant reduction in aircraft-on-ground due to avionics-related issues which was the primary reason for grounded aircraft. LGM plans to install avionics in its entire fleet on an as-needed basis.
Management’s vision for a capital-efficient, asset-light channel to complete customer offerings became a reality in the second quarter of 2022 with the introduction of flyExclusive’s fractional ownership program. Fractional members purchase or place a deposit towards a fractional share and have immediate access to flyExclusive’s light, mid and super-mid fleets through separate operating deposits. Under the fractional program LGM realizes a profit on the sale, amortized over the life of the contract, while maintaining control of the aircraft and providing a superior customer experience with no monthly management fees, no blackout dates, and minimal peak days.
With the introduction of the fractional program in Q2 2022, LGM ordered five CJ3+ aircraft from Textron Aviation with options to purchase up to 25 additional CJ3+. Following that, in Q4 of 2022, LGM entered into an aircraft purchase agreement to purchase up to 14 additional aircraft, expanding LGM’s order into the mid and super-mid aircraft categories, anticipating delivery from 2024 to 2027. All of these aircraft are expected to be operated under flyExclusive’s fractional ownership program. Also, in Q3 of 2022, flyExclusive opened a new 48,000 square foot hangar, dedicated to its growing MRO division, that substantially expanded its avionics, maintenance, paint, and interior work.

LGM’s Values:
The culture at flyExclusive is based on a commitment to safety that permeates LGM’s values:
1.Safety First – flyExclusive is committed to delivering safety beyond the industry standard, with conscientious crew training, meticulous jet maintenance, and third-party safety consultant verification, operating an Aviation Research Group United States (“ARGUS”) Platinum Rated fleet and exceeding all FAA standards.
2.Minutes Matter – LGM demands safety, efficiency, cost control, and accuracy throughout all operations, with a dedicated focus on making employee minutes matter to make moments matter for customers.
3.Team of Humble Professionals – Professionals at flyExclusive use decades of flying experience, private aviation industry knowledge, and fleet logistics expertise to deliver premium experiences for customers. flyExclusive teams strive to collaborate and communicate effectively and efficiently; our success is attributable to all department levels from support to management.
4.Winning Attitude – Within the private aviation competitive space, LGM continuously pursues excellence through hard work, hustle, and a commitment to achieve with an “all-in,” winning attitude.
5.Part of a Larger Cause – LGM dedicates time, talents, and resources to provide relief to a variety of local, regional, and national organizations. flyExclusive professionals deliver premium experiences not only to customers, but also to neighbors and communities in need.
Strategy
flyExclusive’s vertical integration mission is to strategically grow into a full-service private aviation company with essentially all its operations based in Kinston, North Carolina. Key initiatives include the following:
1.Program Growth – flyExclusive maintains an industry-leading private aviation platform with 99%+ of customers’ flights fulfilled by the flyExclusive fleet. Affiliate lift is an expensive solution to aircraft availability in the private jet charter industry. Most operators are unable to fulfill their demand using their fleets alone, so they must outsource flights to a third party, which can be costly. flyExclusive has had very little affiliate lift (less than 1%) since we maximize efficiency around scheduling – requiring 4 or 5 days of advance trip notice instead of hours as do many of our competitors. Our customers can still schedule with only a few hours’ notice, but they pay a premium to do so.
2.Aircraft Control – With the introduction of fractional ownership and continued development of the jet club and its unique, industry leading pricing model, flyExclusive can meet a variety of customer needs using capital-efficient programs.
3.Dispatch Availability – In 2021, flyExclusive opened an MRO facility to paint, refurbish and maintain aircraft. The MRO initiative addresses consistent maintenance shortages industry-wide caused by high demand, and flyExclusive has modeled a transition from approximately 20% in-house maintenance to a targeted 80% in-house maintenance, improving reliability, efficiency, and substantially reducing costs. The MRO initiative also provides a new revenue stream from third parties for future growth.
4.Modernized Fleet – With an on-site paint facility and refurbishment center, flyExclusive works to ensure a modernized, uniform exterior and interior of its aircraft, providing customers a better overall experience on a consistently branded and upgraded aircraft. flyExclusive controls the entire customer experience with our consistent brand of jets, exteriors, interiors, and pilots.
5.In-House Pilot Training – On-campus pilot training and new simulator facilities will ensure the timing and availability of both new pilot hires and recurring training. While our competitors are subject to third-party availability for training classes, we will be in control of our training program needs that can produce consistent, reliable results, aimed to remove what we believe is the greatest bottleneck to growth within the aviation industry, resulting in faster on-boarding of pilots by reducing training wait times and lowering costs.
flyExclusive’s charter business has evolved from primarily ad hoc non-contractual wholesale business prior to 2020 to a focus on serving retail customers. flyExclusive’s wholesale and retail ad-hoc customers are non-contractual and have decreased as a percentage of total charter revenue with the increase of flyExclusive’s GRP, jet club, Fractional and Partner contracts. The evolution of flyExclusive’s charter business from non-contractual wholesale operations to servicing contractual retail customers provides LGM with significant customer and revenue visibility.
Most flight revenue is pre-paid and is recognized upon completion of the flight. Contractual programs outline pricing premiums for peak and high demand days, and for reservation notices within the agreed to number of days.
flyExclusive’s required flight notice periods for contractual members and partners are purposefully designed to be longer in length than industry standards. The increased notice period allows flyExclusive to dispatch its aircraft more efficiently. Flights are scheduled logistically according to geographical location to minimize repositioning of aircraft and maximize revenue-producing legs. flyExclusive leverages this multi-day lead time to optimize scheduling, reduce the need to use third-party affiliate aircraft, and maintain a lean customer-to-aircraft ratio. We fly 99%+ of our customers on the flyExclusive fleet, establishing what we believe is the industry-leading customer experience.
Competitive Advantages and Strengths
We believe flyExclusive has an optimal business model that differentiates flyExclusive from its competitors. The following points outline management’s view on flyExclusive’s key competitive advantages and strengths:
1.Asset Growth – flyExclusive focuses on aircraft acquisition versus operator acquisition. With the launching of the fractional program in 2022 and signing the Textron aircraft acquisition agreement, as well as the 2023 contract to purchase Challenger 350 aircraft from Bombardier, LGM plans to expand its fleet with brand new aircraft that’s fully leased and purchased at the end of the lease. The repurchase opens a second opportunity to sell the aircraft to owners/partners. LGM also plans to continue acquiring used aircraft that can be fully renovated with our value-add process, and then sold to owners/partners at market rates. These dual channels will maximize our consistent, organic growth.
2. Customer Fulfillment – 99%+ of our customers fly on flyExclusive’s fleet, avoiding the need for us to rely on third-party operators to fulfill demand. flyExclusive maintains a sharp focus on managing a lean customer-to-aircraft ratio, which contributes to operational efficiencies and what we believe is an industry-leading customer experience.
3.Operational Profitability – flyExclusive has been EBITDA positive since its second year of operations. flyExclusive invests heavily in aircraft, infrastructure, technology and people to deliver a premium experience for customers, while executing with efficient operations to drive consistent profitability.
4.Aircraft Control – With a mix of owned and leased aircraft in its fleet, flyExclusive structures partnerships to maintain operational control of its aircraft. We operate our “floating fleet” to minimize non-revenue producing flights. FlyExclusive’s dispatch availability metric is not dependent on other operators’ fleets to fulfill customer flight demand.
5.Customer Experience –When a customer flies with flyExclusive, they can depend on its jets, pilots, interiors, and exteriors to ensure a leading customer experience. Our proprietary customer and pilot apps are designed to ensure the customers’ experience is as convenient and flawless as possible.
6.Customer/Jet Ratio – flyExclusive maintains the lowest customer-to-aircraft ratio among its direct competitors. This number is key to the success of the business as flyExclusive’s leadership is able to use and forecast membership growth to plan aircraft acquisition with foresight into capacity. This stands in clear opposition to our competitors who are regularly challenged to fulfill over-committed demand with flights on third-party aircraft.
7.Maintenance / Refurbishment – With the launch of its MRO operations, flyExclusive is able to transition to a higher percentage of in-house maintenance as opposed to relying on third parties for more costly work and extended wait times. Our MRO operations also provide a revenue stream from third-party fleet operators. Our in-house refurbishment capabilities offer a value-add opportunity for used aircraft purchased, added to the fleet and then sold to our partner/owners.
8.Jet Branding – flyExclusive’s aggressive branding campaign to refurbish its entire fleet shows a commitment to providing a reliable and enhanced experience for customers who show appreciation with positive feedback, continued business, and referrals.
9.Location – Headquartered in Kinston, North Carolina, the cost of LGM’s geographical footprint, labor, and overall operations are lower than competitors who maintain fragmented locations in higher-cost areas.

flyExclusive’s position on the vast acreage at the NCGTP allows not only for cost efficiency, but also for organizational synergy and the opportunity for additional strategic infrastructure projects to continue LGM’s vertical integration mission within the private aviation industry.
10.Spend – flyExclusive spends money on its fleet, customers and IT initiatives dedicated to improving the private jet experience. Sales are largely generated based on referrals, and flyExclusive’s marketing budget is lean and not spent on brand or “sizzle” in comparison to other competitors in the industry.
11.Lead Time – four-to-five-day lead times are contractual among flyExclusive’s partners, jet club, and fractional members. flyExclusive leverages this opportunity to position its fleet according to geographical location, maintenance, and crew availability to meet demand and optimize dispatch availability. Wholesale and ad-hoc retail bookings are scheduled based on the same qualifications, but with advance notice that flyExclusive uses to backfill demand at higher rates as opposed to competitors who may be challenged to fulfill trips within hours of notice.
12.Pilot Training – Private aviation consistently views pilot hiring as one of the biggest bottlenecks to the industry, whereas flyExclusive management maintains that outsourcing pilot training is the largest hurdle. When pilots are hired, they onboard and often wait for weeks before they are able to train and fly. flyExclusive plans to bring the majority of its training in-house in 2024 with a new facility and simulators. This strategic initiative is expected to result in cost savings and efficient scheduling with minimal delay, contributing to more uptime for our aircraft and increased dispatch availability.
Product
Charter Channels
Wholesale and Retail Ad Hoc Customers
Wholesale customers are third-party affiliates who need aircraft to service their own customers’ flight needs. Retail ad hoc customers are individuals or entities who are not members in any of flyExclusive’s programs and who book their private air travel directly with flyExclusive. Typically sold within three days of the flight, wholesale and retail ad hoc sales are used to optimize revenue through the use of available and otherwise unused aircraft. These services are also used to reposition aircraft to locations where other customers have reserved flights, improving operational efficiencies. Wholesale and retail ad hoc customers are quoted and pay based on a proprietary pricing model that considers daily and hourly rates, plus incidental costs.
Jet Club
Since its inception in 2020, flyExclusive’s jet club has experienced significant membership growth. Typically requiring reservations be made four days in advance of the flight, flyExclusive’s jet club is divided into five different program types, with the most recent program introduced in June 2023.
Jet Club Program Types:
Fly Club and Exclusive Club are two legacy jet club programs that are no longer sold. However, existing customers can elect to add funds to their account to prepay their travel costs, and continue their membership under these programs. The Fly Club rates are calculated hourly with segment length minimums and there is no annual fee. The Exclusive Club rates are calculated hourly with segment length minimums plus an annual fee.
Jet club I and jet club II are also legacy clubs that are no longer sold. However, existing customers can elect to add funds to their account to prepay their travel costs, and continue their membership under these programs. Jet club flight revenue is calculated based on daily and hourly rates with a monthly fee. Jet club I and jet club II rates are calculated based on the North American Jet Fuel A price per barrel at contract signing. Rate adjustments are calculated in increments based on a sliding scale according to jet fuel pricing and adjust (if applicable) on January 1st and July 1st of each year.
Jet club III was introduced in May of 2022. Customers pay for memberships in deposits based on four different levels with monthly fees. Rates are calculated based on the North American Jet Fuel A price per barrel at contract signing. Rate adjustments are calculated in increments based on a sliding scale according to jet fuel pricing and adjust (if applicable) monthly.

Under the Platinum jet club program that was introduced in March of 2023, customers pay for memberships in deposits based on two different levels. Rates are fixed with a longer call-out period, no peak or high-demand days, and no membership fee. Platinum jet club memberships have a 12 month term.
The most recent jet club program, jet club IV, was announced in June of 2023. Customers pay a deposit based on which of the three membership levels they choose. In addition to daily and hourly rates, members pay a monthly membership fee. The membership has a 24 month term, with rates adjusted after the first anniversary based on changes in aircraft operating costs and fuel prices.
Partner
flyExclusive’s partnership program provides a valuable service to aircraft owners while cost-effectively growing the fleet. flyExclusive purchases and upfits the aircraft, then sells it at a premium and leases it back thereby retaining control of the aircraft. flyExclusive assumes responsibility for maintenance and operations via a triple net lease. Partner benefits include tax depreciation and flights at owner’s rates, which can optimize cash flow for owners. Partner travel is typically sold within five days of a flight at which time partners are quoted, agree to and then pay based on partner rates plus incidentals or other additional costs according to individual contracts. In some cases, partners elect to receive flight credits in lieu of lease payments.
GRP
GRP revenue is a contractual agreement for flyExclusive to provide a certain number of aircraft to another charter business. The program is based on contract rates for light, mid, and super-mid aircraft. Revenue is billed weekly and guaranteed based on the number of designated aircraft flying at a minimum number of hours per aircraft for each aircraft assigned to the GRP customer over a minimum number of days per quarter to allow for maintenance of the aircraft. Each designated aircraft requires a deposit that is recorded in other non-current liabilities on the balance sheet. Contract terms allow for ancillary revenue to be billed or reduced based on given circumstances of a flight. Hourly rates are revised each quarter to account for changes in fuel cost.
Fractional
Fractional ownership is sold in percentage increments. Owners have the option to pay for their portion of the aircraft as a partial deposit or full payment. Fractional members pay separate deposits for the use of flight services.
MRO
flyExclusive has invested heavily in its maintenance, paint, interiors, and avionics program through the launch of its MRO program and facilities. Key components of the MRO operation include multiple shifts of 24/7 maintenance and the build out of on-site infrastructure dedicated to reducing downtime and improving uptime for the fleet, and to generate third-party revenue.
Other
LGM also receives income in the form of aircraft sales commissions, the gain/(loss) on sales of investments, and charter services.
Government Regulation
We are subject to government regulation at local, state, federal and international levels. The scope of these regulations is broad, covering a wide range of subjects that include, but are not limited to, those summarized below.
Principal Domestic Regulatory Authorities
The following paragraphs summarize the roles of some of the most prominent domestic regulators of our business.
The Federal Aviation Administration (“FAA”) is the principal regulator of civil aviation safety matters. As applied to our business, flyExclusive possesses an air carrier certificate issued by the FAA in accordance Title 14 of the Code of Federal Regulations (“14 C.F.R.”) Part 119, an and possesses Operations Specification issued pursuant to 14 C.F.R. Part 135, authorizing flyExclusive to engage in on-demand air-taxi operations and a Repair Station Operator certificate issued pursuant to 14 C.F.R. Part 145, authorizing flyExclusive to perform maintenance, repair, paint, interior, and avionics services on aircraft. The FAA’s regulations touch on many aspects of civil aviation, including:
•Certification and oversight of air carriers;
•Aircraft inspection, maintenance, repair, and registration;
•Flight crewmember and maintenance technician training, certification, and surveillance;
•Monitoring drug and alcohol testing for safety-sensitive personnel;
•Airport and airport facility design, construction, and maintenance;
•Air traffic control system oversight, management, training, and maintenance;
There are many FAA regulations that may impact our operations and business. They include but are not limited to the following Parts found in Title 14 of the C.F.R.
“Part 43” contains the regulations for aircraft maintenance, preventative maintenance, rebuilding, and alteration. This Part prescribes the requirements to perform all aircraft maintenance, including the documentation, inspection, and applicable processes and standards.
“Part 91” contains the general operating rules for flight safety. These rules govern all flight operations, including private and commercial operations, except to the extent that the commercial operations are subject to additional rules found in other parts of the FAA regulations.
“Part 119” contains rules that govern air carriers. This Part prescribes air carrier certificate requirements, requirements for management personnel employed by an air carrier (i.e. Director of Operations, Director of Maintenance, etc.), and it states which operations are not required to be conducted under Part 135.
“Part 120” contains drug and alcohol testing requirements for Part 135 air carriers and Part 145 repair stations. This Part also contains requirements for record keeping and addressing positive alcohol and drug testing results.
“Part 135” contains additional rules that apply to commercial “on-demand” operations, including crew member rest and duty requirements. “On-demand” operations include flights where the departure location, departure time, and arrival location are specifically negotiated with the customer or the customer’s representative.
“Part 145” contains the rules that govern aircraft maintenance, repair, and overhaul (“MRO”) operations at certificated repair stations. These repair stations are also referred to as MRO facilities. This Part prescribes the requirements to receive Part 145 certification, facility requirements for performing inspection and maintenance work, personnel qualifications, and the type of repair or inspection work that the facility is authorized to conduct.
As the operator of our nation’s air traffic control system, the FAA is responsible for air traffic management. From time to time, the FAA may restrict certain airspace for safety or national security concerns. For example, the FAA may implement a Temporary Flight Restriction (“TFR”) after a natural disaster to reserve certain airspace for emergency response aircraft. TFRs and other airspace restrictions may impact our ability to takeoff or land at certain airports and may also require us to select alternate flight routes. Most TFRs and other airspace restrictions are temporary and have little to no impact on our flight operations.
The U.S. Department of Transportation (“DOT”) is the principal regulator of economic matters in the aviation industry. DOT oversees the operations of flyExclusive, which operates as an air taxi with under a DOT 14 C.F.R. Part 298 exemption that provides certain exemptions from some economic regulatory provisions of Subtitle VII of Title 49, and provides regulations related to various consumer protections applicable to flyExclusive. These regulations include economic authority to conduct business as an air carrier, as well as consumer protection and insurance requirements that apply to our air carrier business operations.
DOT also enforces U.S. laws governing the citizenship of air carriers. We must ensure that we meet DOT’s citizenship requirements so that flyExclusive can maintain its air carrier certificate. This means that flyExclusive must be under the actual control of U.S. citizens (as defined in 49 U.S.C. Section 40102(a)(15)), and must satisfy certain other requirements, including that its president/chief executive officer and at least two-thirds of its board of directors and other managing officers are U.S. citizens, and that at least 75% of its voting stock is owned and controlled, directly and indirectly, by U.S. citizens. The amount of non-voting stock that may be owned or controlled by non-U.S. citizens is limited as well.

National Transportation Safety Board (“NTSB”) is an independent agency that oversees aircraft accident investigations. NTSB regulations governing accident notification are contained in 14 CFR Part 830. NTSB does not regulate aviation, but it does have the authority to issue subpoenas in conjunction with accident investigations. NTSB may, at its discretion, delegate accident investigation duties to the FAA.
The Transportation Security Administration (“TSA”) is an agency under the Department of Homeland Security (“DHS”). TSA is the principal regulator of security in aviation. This includes security in commercial air transportation and at airports. Because of the type of aircraft that we operate and because we operate under Part 135, our passengers undergo security screening by flyExclusive. We are required to have twelve-five standard security program which is reviewed and accepted by TSA. TSA may require us to make certain updates to our security program from time to time. Because of security considerations, we are prohibited from disclosing the contents of our program.
Customs and Border Protection (“CBP”), also an agency of DHS, is the principal regulator of customs and immigration matters. CBP also enforces certain public health matters affecting the aviation industry. When our operations include an international flight, we must provide CBP with an advance disclosure of passenger information, facilitate CBP’s inspection of baggage, and help ensure the proper disposal of any foreign-originating refuse on the aircraft. CBP also oversees entry and clearance into the U.S. This includes importing a foreign-based aircraft into the U.S. for purchase, issuing international arrival clearances for landing in the U.S., and issuing overflight permits for certain international flight arrivals.
The Occupational Safety and Health Administration (“OSHA”) is the principal federal regulator of safety in the workplace. OSHA governs safety requirements in our aircraft maintenance operations. For example, employees may be required to wear a safety harness and certain personal protective equipment when performing maintenance-related tasks.
The International Civil Aviation Organization (“ICAO”) was founded by the Chicago Convention (1944) and is funded and directed by 193 national governments, including the U.S. While it is not a global regulator, it does adopt standards once a diplomatic consensus is reached among its stakeholders. On October 7, 2022, ICAO adopted a long-term global aspirational goal of net-zero carbon emissions by 2050. On September 23, 2022, U.S. Secretary of Energy Jennifer M. Granholm announced the Sustainable Aviation Fuel Grand Challenge Roadmap, a comprehensive plan that outlines a government-wide strategy for scaling up new technologies to produce sustainable aviation fuels (SAFs) across the U.S. airline industry. This project includes collaboration with the Environmental Protection Agency (“EPA”) and the FAA, and will enable the U.S. to meet President Biden’s clean energy goal of a net-zero carbon economy by 2050. In January 2021, the EPA promulgated new rules relating to the greenhouse gas emissions from carbon fuels used in aircraft engines. These areas of regulation are not yet settled and are subject to change based on domestic and foreign political considerations and advancements in technology, making it impossible to say how these developments might impact our business in the future.
Most airports where we operate are owned and operated by state and local government entities. These airport authorities have the right to impose certain safety, security, and other regulations so long as they do not conflict with federal law. Airport authorities also have extensive property rights that empower them to impose conditions on airport facility use and airport property and building leases, including passenger facility charges and related fees. Airports that accept federal funds are required to adhere to certain grant assurance requirements (contracts) with the federal government. Airport tenants are required to adhere to certain grant assurance requirements, and sometimes terms in airport lease agreements are less favorable than would be customary for real estate or other transactions outside of an airport environment.
Foreign Regulatory Authorities
Most foreign countries have their own regulatory authorities that parallel those found in the U.S. The complexity of interaction with the foreign regulators can be magnified by differences in language, culture, legal and social norms, tax and budgetary practices, and perspective on economic development and competition.
Privacy and Data Protection
As part of our day-to-day business operations and the services we provide, including through our website and mobile application, we receive collect, store, process, transmit, share, and use various kinds of personal information pertaining to our employees, members and other travelers, aircraft owners and buyers, and business partners. A variety of federal, state, local, and foreign laws and regulations apply, or could in the future apply as our business grows and expands, to our processing of that personal information, depending on the nature of the information we process and the locations of the individuals to whom it pertains, among other factors.

These laws and regulations are continually evolving and are subject to potentially differing interpretations, including as to their scope and applicability to our business. They may include, but are not limited to, comprehensive consumer privacy and data protection laws such as the California Consumer Privacy Act of 2018 and the European Union’s General Data Protection Regulation and state data security and data breach notification laws that apply to certain sensitive categories of personal information, such as government-issued identification numbers and personal financial and health information.
When and to the extent these laws and regulations apply they can impose a range of obligations on our business. Those obligations can include, among other requirements, providing individuals with privacy notices and giving them an opportunity to opt in or out of our processing or sharing of their personal information; offering, and fulfilling individuals’ requests to exercise, various rights with respect to our use, disclosure, and retention of the personal information we maintain; implementing physical, technical, and organizational security measures to safeguard personal information; and notifying individuals and regulatory authorities in the event personal information is subject to unauthorized access or disclosure. Violations of these laws and regulations can give rise to enforcement actions by governmental agencies, and to private lawsuits for damages and other forms of relief.
Corporate Information
We were formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses or entities. As such, we were a blank check company. On December 27, 2023, we merged (the “Business Combination”) with LGM Enterprises, LLC, a North Carolina limited liability company (“LGM”), pursuant to an Equity Purchase Agreement, dated as of October 17, 2022 (as amended on April 21, 2023, the “Equity Purchase Agreement”), with LGM, the existing equityholders of LGM (the “Existing Equityholders”), EG Sponsor LLC, a Delaware limited liability company (“Sponsor”), and Thomas James Segrave, Jr. (“Segrave Jr.”) in his capacity as Existing Equityholder Representative. Upon the closing of the Business Combination, LGM became our wholly owned subsidiary. LGM was formed on October 3, 2011. LGM became fully operational in April of 2015 upon the expiration of a non-compete agreement between our Chief Executive Officer, Segrave, Jr. and Delta Airlines. Our subsidiary, Exclusive Jets, LLC, was formed as a limited liability company in North Carolina on June 4, 2013.
Item 1A. Risk Factors
An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment.
In the course of conducting our business operations, we are exposed to a variety of risks. These risks are generally inherent to the private commercial aviation industry. Any of the risk factors we describe below have affected or could materially adversely affect our business, financial condition and results of operations. The market price of shares of our Class A Common Stock could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Some statements in this Annual Report on Form 10-K, including statements in the following risk factors constitute forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements,” at the beginning of this Annual Report on Form 10-K.
Risks Relating to Our Business and Industry
We might not be able to successfully implement our growth strategies.
Our growth strategies include, among other things, expanding our addressable market by opening up private aviation to non-members through our marketplace, expanding into new domestic and international markets and developing adjacent businesses. We face numerous challenges in implementing our growth strategies, including our ability to execute on market, business, product/service and geographic expansions. Our strategies for growth are dependent on, among other things, our ability to expand existing products and service offerings and launch new products and service offerings. Although we devote significant financial and other resources to the expansion of our products and service offerings, including increasing our access to available aircraft supply, these efforts might not be commercially successful or achieve the desired results. Our financial results and our ability to maintain or improve our competitive position will depend on our ability to effectively gauge the direction of our key marketplaces and successfully identify, develop, market and sell new or improved products and services in these changing marketplaces. Our inability to successfully implement our growth strategies could have a material adverse effect on our business, financial condition and results of operations and any assumptions underlying estimates of expected cost savings or expected revenues may be inaccurate.
Our operating results are expected to be difficult to predict based on a number of factors that also will affect our long-term performance.
We expect our operating results to fluctuate significantly in the future based on a variety of factors, many of which are outside our control and difficult to predict. As a result, period-to-period comparisons of our operating results might not be a good indicator of our future or long-term performance. The following factors may affect us from period-to-period and may affect our long-term performance:
•we may fail to successfully execute our business, marketing and other strategies;
•we may experience the detrimental effects of the ongoing COVID-19 pandemic such as outbreaks of disease that affect travel behaviors;
•we may be unable to attract new customers and/or retain existing customers;
•we may be unable to obtain the foreign authorizations and permits necessary to operate in some international markets, and we are limited by international cabotage laws from operating point-to-point within most countries, including the European Union and the United Kingdom;
•we may be impacted by changes in consumer preferences, perceptions, spending patterns and demographic trends;
•we may require additional capital to finance strategic investments and operations, pursue business objectives and respond to business opportunities, challenges or unforeseen circumstances, and we cannot be sure that additional financing will be available or at reasonable prices and terms;
•our historical growth rates might not be reflective of our future growth;
•our business and operating results may be significantly impacted by actual or potential changes to the international, national, regional and local economic, business and financial conditions, the health of the global private aviation industry and risks associated with our aviation assets including recession, inflation and higher interest rates;
•litigation or investigations involving us could result in material settlements, fines or penalties and may adversely affect our business, financial condition and results of operations;
•existing or new adverse regulations or interpretations thereof applicable to our industry may restrict our ability to expand or to operate our business as we wish and may expose us to fines and other penalties;
•the occurrence of geopolitical events such as war, terrorism, civil unrest, political instability, environmental or climatic factors, natural disaster, pandemic or epidemic outbreak, public health crisis and general economic conditions may have an adverse effect on our business;
•some of our potential losses might not be covered by insurance, and we may be unable to obtain or maintain adequate insurance coverage; and
•we are potentially subject to taxation-related risks in multiple jurisdictions, and changes in tax laws could have a material adverse effect on our business, cash flow, results of operations or financial condition.
In order to achieve our projected growth rate, we will require additional liquidity and capital resources that might not be available on terms that are favorable to us, or at all.
To grow at the rate of our projections, we will need to acquire and pay for the additional aircraft we have on order, of which up to approximately 20% will become due for payment before the end of the first half of 2024. Our growth strategy assumes that we will raise sufficient capital to support our projections and provide the necessary working capital needed to grow per our projections. However, we currently do not have the available cash to provide us with adequate liquidity for the purchase of the additional aircraft. There is no assurance that we will be able to raise this additional capital or generate sufficient future cash flow to fund the purchases of these additional aircraft. If the amount of capital we are able to raise, together with any income from future operations, is not sufficient to add the number of planes needed under our projections, we might not achieve our projected growth rate.

Our ability to obtain necessary financing, whether in the form of equity, debt (asset-backed or otherwise) and/or hybrid financings, may be impaired by factors such as the health of and access to capital markets and our limited track record as a public company, and may be on terms that are unfavorable to us, if available at all. Any additional capital raised through the sale of additional shares of our capital stock, convertible debt or other equity may dilute the ownership percentage of our stockholders.
We might not be able to grow our complementary products and service offerings through opportunistic acquisitions or otherwise as part of our growth strategy. Any failure to adequately integrate future acquisitions into our business could have a material adverse effect on us.
From time to time, we may consider opportunities to acquire other companies, products or technologies that may enhance our products and service offerings or technology, expand the breadth of our markets or customer base, or advance our business strategies. Any such transaction could be material to our business and could take any number of forms, including mergers, joint ventures and the purchase of equity interests. The consideration for such transactions may include, among other things, cash, common stock or our equity interests, and in conjunction with a transaction we might incur indebtedness. If we elect to pursue an acquisition, our ability to successfully implement such transaction would depend on a variety of factors. If we need to obtain any third parties’ consent prior to an acquisition, they may refuse to provide such consent or condition their consent on our compliance with additional restrictive covenants that limit our operating flexibility.
Acquisition transactions involve risks, including, but not limited to:
•insufficient revenue to offset liabilities assumed;
•inadequate return of capital;
•regulatory or compliance issues, including securing and maintaining regulatory approvals;
•unidentified issues not discovered in due diligence;
•those associated with integrating the operations or (as applicable) separately maintaining the operations;
•financial reporting;
•managing geographically dispersed operations resulting from an acquisition;
•the diversion of management’s attention from current operations;
•potential unknown risks associated with an acquisition;
•unanticipated expenses related to acquired businesses or technologies and their integration into our existing business or technology;
•the potential loss of key employees, customers or partners of an acquired business; or
•the tax effects of any such acquisitions.
We might not successfully integrate any future acquisitions and might not achieve anticipated revenue and cost benefits relating to any such transactions. Realizing the benefits of acquisitions depends in part on the integration of operations and personnel. If we do not complete an announced acquisition transaction or integrate an acquired business successfully and in a timely manner, we might not realize the benefits of the acquisition to the extent anticipated, and in certain circumstances an acquisition could harm our financial position. In addition, strategic transactions may be expensive, time consuming and may strain our resources. Such transactions might not be accretive to our earnings and may negatively impact our results of operations as a result of, among other things, the incurrence or assumption of indebtedness, or the impairment or write-off of goodwill and intangible assets. Furthermore, strategic transactions that we may pursue could result in dilutive issuances of equity securities. As a result of the risks inherent in such transactions, we cannot guarantee that any future transaction will be completed successfully or that it will ultimately result in the realization of our anticipated benefits or that it will not have a material adverse impact on our business, financial condition and results of operations. If we were to complete such an acquisition, investment or other strategic transaction, we may require debt financing that could result in significant indebtedness and debt service obligations.

We are exposed to the risk of a decrease in demand for private aviation services.
If demand for private aviation services were to decrease, this could result in slower jet club growth, members declining to renew their memberships and reduced interest in the fractional and partnership programs, all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, our customers may consider private air travel through our products and services to be a luxury item, especially when compared to commercial air travel. As a result, any general downturn in economic, business and financial conditions which has an adverse effect on our customers’ spending habits could cause them to travel less frequently and, to the extent they travel, to travel using commercial air carriers or other means considered to be more economical than our products and services. In addition, in cases where significant hours of private flight are needed, many of the companies and high-net-worth individuals to whom we provide products and services have the financial ability to purchase their own aircraft or operate their own corporate flight department should they elect to do so.
The private aviation industry is subject to competition.
Many of the markets in which we operate are competitive as a result of the expansion of existing private aircraft operators, expanding private aircraft ownership and alternatives such as luxury commercial airline service. We compete against a number of private aviation operators with different business models, and local and regional private operators. Factors that affect competition in our industry include price, reliability, safety, regulations, professional reputation, aircraft availability, equipment and quality, consistency and ease of service, willingness and ability to serve specific airports or regions and investment requirements. There can be no assurance that our competitors will not be successful in capturing a share of our present or potential customer base. The materialization of any of these risks could adversely affect our business, financial condition and results of operations.
The outbreak and global spread of COVID-19 adversely impacted certain aspects of our business. The return of COVID-19 as a significant health threat or the outbreak and spread of any other public health threats that we may face in the future, could result in adverse effects on our business, operating results, including financial condition and liquidity.
The COVID-19 outbreak, along with the measures governments and private organizations worldwide implemented in an attempt to contain the spread of this pandemic, resulted in an overall decline in demand for air travel, which decline was severe in late spring and early summer of 2020. In response to the pandemic, we implemented certain initiatives and safety measures to limit the spread of COVID-19. Such initiatives and measures resulted in increased costs to our business and while the recent abatement of the COVID-19 pandemic has allowed us to return to substantially pre-pandemic operations, outbreaks of variants of COVID-19 in the future could require us to re-implement such initiatives and safety measures.
Outbreaks of variants of COVID-19 have also disrupted our operations and accentuated other risks to our business, such as the availability of qualified flight personnel see“ —The loss of key personnel upon whom we depend on to operate our business or the inability to attract additional qualified personnel could adversely affect our business” and reliance on our third-party service providers see “ —Significant reliance on certain third-party aircraft engine manufacturers and engine management companies poses risks to our owned and leased aircraft and operations.” Such an outbreak of COVID-19 or similar disease could result in significant downtime of our aircraft and result in material and adverse effects on our business, operating results, financial condition and liquidity.
In response to the sharp decline in private air travel during late spring and early summer 2020, we availed ourselves of governmental assistance under the CARES Act, see “ —We are subject to certain restrictions on our business as a result of our participation in governmental programs under the CARES Act” and implemented certain cost saving initiatives, including offering voluntary furloughs to our employees, implementing a mandatory reduction in all work schedules and delaying certain previously planned initiatives and internal investments. While COVID-19 has abated, there can be no assurance that these actions will be sufficient and that other similar measures might not be required during a resurgence of COVID-19.
The outbreak of another disease or similar public health threat, or fear of such an event, that affects travel demand, travel behavior or travel restrictions could adversely impact our business, financial condition and operating results. Outbreaks of other diseases could also result in increased government restrictions and regulation, such as those actions described above or otherwise, which could adversely affect our operations.

We are subject to certain restrictions on our business as a result of our participation in governmental programs under the CARES Act.
flyExclusive applied for government assistance under the Payroll Support Program (“PSP”) maintained and administered by the U.S. Department of Treasury (“Treasury”) as directed by the CARES Act and was awarded a total of $16.34 million to support ongoing operations, all of which has been received and subsequently deployed. In addition, a subsidiary of the company, Sky Night, LLC (“Sky Night”) had separately applied for assistance under the PSP, and was awarded an aggregate of $0.74 million, all of which has been received and subsequently deployed. The PSP awards are governed by the terms and conditions of the CARES Act and three consecutive Payroll Support Program Agreements (“PSAs”) with the Treasury. Neither we, nor Sky Night, were required to issue equity or other form of security to the Treasury in connection with such awards.
While we believe that we are fully compliant with all requirements of the CARES Act and the PSAs, including the requirement to use the awards only for payment of certain employment costs (i.e. wages, salaries and benefits), if we were found to be not in compliance with such requirements, the Treasury has sole discretion to impose any remedy it deems appropriate, including requiring full repayment of the awards with appropriate interest. The imposition of any such remedy could have a material and adverse effect on our financial condition.
Between April 2020 and May 2021, each of LGM, flyExclusive and Sky Night also received loans (the “PPP Loans”) from two lenders under the Paycheck Protection Program (“PPP”). The PPP Loans are subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration (“SBA”) under the CARES Act, which is subject to revisions and changes by the SBA and Congress. The PPP Loans have all been forgiven by the SBA. We believe that we satisfied all eligibility criteria for the PPP Loan, and that each of LGM’s, flyExclusive’s and Sky Night’s receipt of the PPP Loan was consistent with the broad objectives of the PPP of the CARES Act. The SBA has up to six years after the date of forgiveness of a certain PPP Loan to pursue an audit of such loan. Given that flyExclusive received more than $2.0 million under its PPP Loans, it is likely that it will be subject to an SBA audit. If, despite our good-faith belief that each of LGM, flyExclusive and Sky Night satisfied all eligibility requirements for the PPP Loans, any of the PPP Loans are later determined to have violated any of the applicable laws or governmental regulations related to the PPP Loans or it is otherwise determined that LGM, flyExclusive and/or Sky Night was ineligible to receive the PPP Loans, we could be subject to civil, criminal and administrative penalties or adverse publicity. Any such events could consume significant financial and management resources and could have a material adverse effect on our business, results of operations and financial condition.
The loss of key personnel upon whom we depend on to operate our business or the inability to attract additional qualified personnel could adversely affect our business.
We believe that our future success will depend in large part on our ability to retain or attract highly qualified management, technical and other personnel, particularly our founder and Chief Executive Officer, Segrave Jr., and our Interim Chief Financial Officer, Billy Barnard. We compete against commercial and private aviation operators, including the major U.S. airlines for pilots, mechanics and other skilled labor and some of the airlines may offer wage and benefit packages which exceed ours. As we grow our fleet and/or more pilots approach retirement age, we may be affected by a pilot shortage. See “— Pilot attrition may negatively affect our operations and financial condition.” We might not be successful in retaining key personnel or in attracting other highly qualified personnel. Any inability to retain or attract significant numbers of qualified management and other personnel would have a material adverse effect on our business, results of operations and financial condition.
The supply of pilots to the airline industry is limited and may negatively affect our operations and financial condition. Increases in our labor costs, which constitute a substantial portion of our total operating costs, may adversely affect our business, results of operations and financial condition.
Our pilots are subject to stringent pilot qualification and crew member flight training standards (“FAA Qualification Standards”), which among other things require minimum flight time for pilots and mandate strict rules to minimize pilot fatigue. The existence of such requirements effectively limits the supply of qualified pilot candidates and increases pilot salaries and related labor costs. A shortage of pilots would require us to further increase our labor costs, which would result in a material reduction in our earnings. Such requirements also impact pilot scheduling, work hours and the number of pilots required to be employed for our operations.
In addition, we are in the process of transitioning the majority of our pilot-training in-house and our operations and financial condition may be negatively impacted if we are unable to train pilots in a timely manner. Due to an industry-wide shortage of qualified pilots, driven by the flight hours requirements under the FAA Qualification Standards and attrition resulting from the hiring needs of other industry participants, pilot training timelines have significantly increased and stressed the availability of flight simulators, instructors and related training equipment. Future changes to FAA regulations and requirements could also prohibit or materially restrict our ability to train pilots in-house. As a result of the foregoing, the training of our pilots might not be accomplished in a cost-efficient manner or in a manner timely enough to support our operational needs.
Due to the flexibility on the types of aircraft and routes we offer, we might not have access to a qualified pilot at the departure location for a particular flight. We rely on commercial airlines to fly our pilots to the departure location when our pilots come onto a work rotation or when there is a grounded aircraft or other maintenance event where there is a need for a pilot to switch planes. Any disruption to such commercial airline activity may cause us to delay or cancel a flight and could adversely affect our reputation, business, results of operation and financial condition. Aviation businesses are often affected by factors beyond their control including: air traffic congestion at airports; airport slot restrictions; air traffic control inefficiencies; increased and changing security measures; changing regulatory and governmental requirements; new or changing travel-related taxes; any of which could have a material adverse effect on our business, results of operations and financial condition.
Pilot attrition may negatively affect our operations and financial condition.
In recent years, we have experienced significant volatility in our attrition, including volatility resulting from training delays, pilot wage and bonus increases at other industry participants and the growth of cargo, low-cost and ultra-low-cost airlines. In prior periods, these factors, at times, caused our pilot attrition rates to be higher than our ability to hire and retain replacement pilots. If our attrition rates are higher than our ability to hire and retain replacement pilots, our operations and financial results could be materially and adversely affected.
We may be subject to unionization, work stoppages, slowdowns or increased labor costs and the unionization of our pilots, maintenance workers and inflight crewmembers could result in increased labor costs.
Our business is labor intensive and while our employees, particularly our pilots and our maintenance workers, are not currently represented by labor unions, we may, in the future, experience union organizing activities of our pilots, maintenance workers or other crewmembers. Such union organization activities could lead to work slowdowns or stoppages, which could result in loss of business. In addition, union activity could result in demands that may increase our operating expenses and adversely affect our business, financial condition, results of operations and competitive position. Any of the different groups or classes of our crewmembers could unionize at any time, which would require us to negotiate in good faith with the crew member group’s certified representative concerning a collective bargaining agreement. In addition, we may be subject to disruptions by unions protesting the non-union status of our other crewmembers. Any of these events would be disruptive to our operations and could harm our business.
We may never realize the full value of our intangible assets or our long-lived assets, causing us to record impairments that may materially adversely affect our financial conditions and results of operations.
In accordance with applicable accounting standards, we are required to test our indefinite-lived intangible assets for impairment on an annual basis, or more frequently where there is an indication of impairment. In addition, we are required to test certain of our other assets for impairment where there is any indication that an asset may be impaired, such as our market capitalization being less than the book value of our equity.
We may be required to recognize losses in the future due to, among other factors, extreme fuel price volatility, tight credit markets, government regulatory changes, decline in the fair values of certain tangible or intangible assets, such as aircraft, unfavorable trends in historical or forecasted results of operations and cash flows and an uncertain economic environment, as well as other uncertainties.
We can provide no assurance that a material impairment loss of tangible or intangible assets will not occur in a future period. The value of our aircraft could also be impacted in future periods by changes in supply and demand for these aircraft. Such changes in supply and demand for certain aircraft types could result from the grounding of aircraft. See also “— The residual value of our aircraft may be less than estimated in our depreciation policies.”
An impairment loss could have a material adverse effect on our financial condition and operating results.

The residual value of our aircraft may be less than estimated in our depreciation policies.
As of December 31, 2023, we had $254.0 million of property and equipment and related assets, net of accumulated depreciation, of which $225.8 million relates to aircraft. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. In the event the estimated residual value of any of our aircraft types is determined to be lower than the residual value assumptions used in our depreciation policies, the applicable aircraft type in our fleet may be impaired and may result in a material reduction in the book value of applicable aircraft types we operate or we may need to prospectively modify our depreciation policies. An impairment on any of the aircraft types we operate or an increased level of depreciation expense resulting from a change to our depreciation policies could result in a material negative impact to our financial results.
Significant reliance on Textron and Gulfstream aircraft and spare parts poses risks to our business and prospects.
As part of our business strategy, we have historically flown primarily Textron Aviation (“Textron”) and Gulfstream Aerospace (“Gulfstream”) aircraft. A majority of the aircraft we currently operate are the product of those two manufacturers. We have negotiated preferred rates with Textron for line maintenance services, certain component repair services and to purchase and exchange parts. Parts and services from Gulfstream and Textron are subject to their product and workmanship warranties. If either Gulfstream or Textron fails to adequately fulfill its obligations towards us or experiences interruptions or disruptions in production or provision of services due to, for example, bankruptcy, natural disasters, labor strikes or disruption of its supply chain, we may experience a significant delay in the delivery of or fail to receive previously ordered aircraft and parts, which would adversely affect our revenue and results of operations and could jeopardize our ability to meet the demands of our program participants. Although we could choose to operate aircraft of other manufacturers or increase our reliance on third-party operators, such a change would involve substantial expense to us and could disrupt our business activities.
Significant reliance on certain third-party aircraft engine manufacturers and engine management companies poses risks to our owned and leased aircraft and operations.
As part of our business strategy, we have historically relied on Pratt & Whitney Canada, Corp. (“Pratt & Whitney”), Williams International (“Williams”) and Rolls-Royce plc (“Rolls-Royce”) aircraft engines to power substantially all of our owned and leased aircraft. If any of Pratt & Whitney, Williams or Rolls-Royce fail to adequately fulfill their obligations towards us or experience interruptions or disruptions in production or provision of services due to, for example, bankruptcy, natural disasters, labor strikes or disruption of its supply chain, we may experience a significant delay in the delivery of or fail to receive previously ordered aircraft engines and parts, which would adversely affect our revenue and profitability and could jeopardize our ability to meet the demands of our program participants.
We have entered into engine program agreements with various third-party providers, including Jet Support Services, Inc., Pratt & Whitney, Rolls-Royce, Textron and Williams, whom we rely on to provide engine related maintenance and services. If such third-party providers terminate their contracts with us, do not provide timely or consistently high-quality service or increase pricing to terms we do not believe to be reasonable, we might not be able to replace them in a cost-efficient manner or in a manner timely enough to support our operational needs, which could have a material adverse effect on our business, financial condition and results of operations.
We may incur substantial maintenance costs as part of our leased aircraft return obligations.
Our aircraft lease agreements may contain provisions that require us to return aircraft airframes and engines to the lessor in a specified condition or pay an amount to the lessor based on the actual return condition of the equipment. These lease return costs are recorded in the period in which they are incurred. Any unexpected increase in maintenance return costs may negatively impact our financial position and results of operations.
We are exposed to operational disruptions due to maintenance.
Our fleet requires regular maintenance work, which may cause operational disruption. Our inability to perform timely maintenance and repairs can result in our aircraft being underutilized which could have an adverse impact on our business, financial condition and results of operations. On occasion, airframe manufacturers and/or regulatory authorities require mandatory or recommended modifications to be made across a particular fleet which may mean having to ground a particular type of aircraft. This may cause operational disruption to and impose significant costs on us. Furthermore, our operations in remote locations, where delivery of components and parts could take a significant period of time, could result in delays in our ability to maintain and repair our aircraft. We often rely on commercial airlines to deliver such components and parts. Any such delays may pose a risk to our business, financial condition and results of operations. See “— Aviation businesses are often affected by factors beyond their control including: air traffic congestion at airports; airport slot restrictions; air traffic control inefficiencies; increased and changing security measures; changing regulatory and governmental requirements; new or changing travel-related taxes; any of which could have a material adverse effect on our business, results of operations and financial condition.” Moreover, as our aircraft base increases and our fleet ages, our maintenance costs could potentially increase. Additionally, certain parts may no longer be produced and adversely affect our ability to perform necessary repairs.
Our transition to in-house maintenance, repair and overhaul activities could prove unsuccessful or impact key relationships.
We entered the Maintenance, Repair, and Overhaul (“MRO”) business in the second quarter of 2021 with the opening of our electrostatic painting and coating facility. Subsequently, in the third quarter of 2021, we officially launched the MRO operation, offering a complete line of interior and exterior refurbishment services to third-party aircraft in addition to maintaining our own fleet. We began installing avionics in our mid-size fleet in the second quarter 2022. In October of 2022, we opened a new 48,000 square foot hangar dedicated to our growing MRO division. We plan to add additional facilities at our headquarters location in Kinston, North Carolina, and potentially other geographical locations in the future, to complement our growing MRO operations.
We may be unsuccessful in such MRO efforts, which could have an adverse effect on our future business and results of operations. Additionally, the successful execution of our MRO strategy could adversely affect our relationships with vendors historically providing MRO services to us, from whom we expect to continue to require maintenance and other services. In addition, performing such services in-house would internalize the risks and potential liability for the performance of such MRO services. If maintenance is not performed properly this may lead to significant damage to aircraft, loss of life, negative publicity and legal claims against us.
Significant increases in fuel costs could have a material adverse effect on our business, financial condition and results of operations.
Fuel is essential to the operation of our aircraft and to our ability to carry out our transport services. Fuel costs are a significant component of our operating expenses. A significant increase in fuel costs may negatively impact our revenue, operating expenses and results of operations. The majority of our contractual service obligations allow for rate adjustments to account for changes in fuel prices. Our jet club and guaranteed revenue (“GRP”) programs generally adjust incrementally on a sliding scale based on changes in jet fuel prices. Wholesale rates are non-contractual, so rates are adjusted on an ad hoc basis. Given our contractual ability to pass on increased fuel costs, in whole or in part, to certain of our customers and mitigate the risk with others, we do not maintain hedging arrangements for the price of fuel. However, increased fuel surcharges may affect our revenue and retention if a prolonged period of high fuel costs occurs. Additionally, participants in the most recent version of our jet club agreement introduced on June 20, 2023 are subject to fixed rates for the first 12 months of the program. A significant increase in fuel costs could have a material adverse effect on our business, financial condition and results of operations in the interim until we are able to make such jet fuel rate adjustments.
In addition, potential increased environmental regulations that might require new fuel sources (e.g., sustainable aircraft fuel) could lead to increased costs. To the extent there is a significant increase in fuel costs that affects the amount our customers choose to fly with us, it may have a material adverse effect on our business, financial condition and results of operations.
Our insurance may become too difficult or expensive to obtain. If we are unable to maintain sufficient insurance coverage, it may materially and adversely impact our results of operations and financial position.
Hazards are inherent in the aviation industry and may result in loss of life and property, potentially exposing us to substantial liability claims arising from the operation of aircraft. We carry insurance for aviation hull, aviation liability, premises, hangar keepers, product, war risk, general liability, workers compensation, and other insurance customary in the industry in which we operate. Insurance underwriters are required by various federal and state regulations to maintain minimum levels of reserves for known and expected claims. However, there can be no assurance that underwriters have established adequate reserves to fund existing and future claims. The number of accidents, as well as the number of insured losses within the aviation and aerospace industries, and the impact of general economic conditions on underwriters may result in increases in premiums above the rate of inflation. To the extent that our existing insurance carriers are unable or unwilling to provide us with sufficient insurance coverage, and if insurance coverage is not available from another source (for example, a government entity), our insurance costs may increase and may result in our being in breach of regulatory requirements or contractual arrangements requiring that specific insurance be maintained, which may have a material adverse effect on our business, financial condition and results of operations.
Our self-insurance programs may expose us to significant and unexpected costs and losses.
Since April 1, 2022, we have maintained employee health insurance coverage on a self-insured basis. We do maintain stop loss coverage which sets a limit on our liability for both individual and aggregate claim costs. Prior to April 1, 2022, we maintained such coverage on a fully insured basis. We record a liability for our estimated cost of claims incurred and unpaid as of each balance sheet date. Our estimated liability is recorded on an undiscounted basis and includes a number of significant assumptions and factors, including historical trends, expected costs per claim, actuarial assumptions and current economic conditions. Our history of claims activity for all lines of coverage has been and will be closely monitored, and liabilities will be adjusted as warranted based on changing circumstances. It is possible, however, that our actual liabilities may exceed our estimates of loss. We may also experience an unexpectedly large number of claims that result in costs or liabilities in excess of our projections, and therefore we may be required to record additional expenses. For these and other reasons, our self-insurance reserves could prove to be inadequate, resulting in liabilities in excess of our available insurance and self-insurance. If a successful claim is made against us and is not covered by our insurance or exceeds our policy limits, our business may be negatively and materially impacted.
If our efforts to continue to build our strong brand identity and improve member satisfaction and loyalty are not successful, we might not be able to attract or retain customers, and our operating results may be adversely affected.
We must continue to build and maintain strong brand identity for our products and services, which have expanded over time. We believe that strong brand identity will continue to be important in attracting customers. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract members and other customers may be adversely affected. From time to time, our members and other customers may express dissatisfaction with our products and service offerings, in part due to factors that could be outside of our control, such as the timing and availability of aircraft and service interruptions driven by prevailing political, regulatory or natural conditions. To the extent dissatisfaction with our products and services is widespread or not adequately addressed, our brand may be adversely impacted and our ability to attract and retain customers may be adversely affected. In connection with any expansion into additional markets, we will also need to establish our brand and to the extent we are not successful, our business in such new markets would be adversely impacted.
Any failure to offer high-quality customer support may harm our relationships with our customers and could adversely affect our reputation, brand, business, financial condition and results of operations.
Through our marketing, advertising, and communications with our customers, we set the tone for our brand as one based on a high-quality of customer service and we strive to create high levels of customer satisfaction through the experience provided by our team and representatives. The ease and reliability of our offerings, including our ability to provide high-quality customer support, helps us attract and retain customers. Customers depend on our services team to resolve any issues relating to our products and services, such as scheduling changes and other updates to trip details and assistance with certain billing matters. Our ability to provide effective and timely support is largely dependent on our ability to attract and retain skilled employees who can support our customers and are sufficiently knowledgeable about our product and services. As we continue to grow our business and improve our platform, we will face challenges related to providing quality support at an increased scale. Any failure to provide efficient customer support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, brand, business, financial condition and results of operations.
A delay or failure to identify and devise, invest in and implement certain important technology, business and other initiatives could have a material impact on our business, financial condition and results of operations.
In order to operate our business, achieve our goals, and remain competitive, we continuously seek to identify and devise, invest in, implement and pursue technology, business and other important initiatives, such as those relating to aircraft fleet structuring, MRO operations, business processes, information technology, initiatives seeking to ensure high quality service experience and others.
Our business and the aircraft we maintain and operate are characterized by changing technology, introductions and enhancements of models of aircraft and services and shifting customer demands, including technology preferences. Our future growth and financial performance will depend in part upon our ability to develop, market and integrate new services and to accommodate the latest technological advances and customer preferences. In addition, the introduction of new technologies or services that compete with our product and services could result in our revenues decreasing over time. If we are unable to upgrade our operations or fleet with the latest technological advances in a timely manner, or at all, our business, financial condition and results of operations could be negatively impacted.
We rely on third-party internet, mobile, and other products and services to deliver our mobile and web applications and flight management system offerings, and any disruption of, or interference with, our use of those services could adversely affect our business, financial condition, results of operations and customers.
Our customer-facing technology platform’s continuing and uninterrupted performance is critical to our success. That platform is dependent on the performance and reliability of internet, mobile and other infrastructure services that are not under our control. For example, we currently host our platform, including our mobile and web-based applications, and support our operations using a third-party provider of cloud infrastructure services. While we have engaged reputable vendors to provide these products or services, we do not have control over the operations of the facilities or systems used by our third-party providers. These facilities and systems may be vulnerable to damage or interruption from natural disasters, cybersecurity attacks, human error, terrorist attacks, power outages, pandemics and similar events or acts of misconduct. In addition, any changes in one of our third-party service provider’s service levels may adversely affect our ability to meet the requirements of our customers or needs of our employees.
We have experienced, and expect that in the future our systems will experience, interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, capacity constraints or external factors beyond our control. While we are in the process of developing reasonable backup and disaster recovery plans, until such plans are finalized, we may be particularly vulnerable to such disruptions. Sustained or repeated system failures would reduce the attractiveness of our offerings and could disrupt our customers’, suppliers’, third-party vendors and aircraft providers’ businesses. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand our products and service offerings. Any negative publicity or user dissatisfaction arising from these disruptions could harm our reputation and brand, may adversely affect the usage of our offerings, and could harm our business, financial condition and results of operation.
We rely on third parties maintaining open marketplaces to distribute our mobile and web applications and to provide the software we use in certain of our products and offerings. If such third parties interfere with the distribution of our products or offerings, with our use of such software, or with the interoperability of our platform with such software, our business would be adversely affected.
Our platform’s mobile applications rely on third parties maintaining open marketplaces, including the Apple App Store and Google Play, which make applications available for download. There can be no assurance that the marketplaces through which we distribute our applications will maintain their current structures or that such marketplaces will not charge us fees to list our applications for download.
We rely upon certain third-party software and integrations with certain third-party applications, including Salesforce.com, Amazon and Microsoft and others, to provide our platform and products and service offerings. As our offerings expand and evolve, we may use additional third-party software or have an increasing number of integrations with other third-party applications, software, products and services. Third-party applications, software, products and services are constantly evolving, and we might not be able to maintain or modify our platform, including our mobile and web-based applications, to ensure its compatibility with third-party offerings following development changes. Moreover, some of our competitors or technology partners may take actions which disrupt the interoperability of our offerings with their own products or services, or exert strong business influence on our ability to operate our platform and provide our products and service offerings to customers.
In addition, if any of our third-party providers cease to provide access to the third-party software that we use, do not provide access to such software on terms that we believe to be attractive or reasonable, do not provide us with the most current version of such software, modify their products, standards or terms of use in a manner that degrades the functionality or performance of our platform or is otherwise unsatisfactory to us or gives preferential treatment to competitive products or services, we may be required to seek comparable software from other sources, which may be more expensive and/or inferior, or might not be available at all. Any of these events could adversely affect our business, financial condition and results of operations.
We may incur increased costs to comply with privacy and data protection laws, regulations, and industry standards and, to the extent we fail to comply, we could be subject to government enforcement actions, private claims and litigation, and adverse publicity.
As part of our day-to-day business operations and the services we provide, including through our website and mobile application, we receive, collect, store, process, transmit, share, and use various kinds of personal information pertaining to our employees, members and other travelers, aircraft owners and buyers, and business partners. A variety of federal, state, local, and foreign laws, regulations, and industry standards apply, or could in the future apply as our business grows and expands, to our processing of that information. The California Consumer Privacy Act of 2018, for example, requires covered companies that process personal information about California residents to make specific disclosures about their data collection, use, and sharing practices, and to allow consumers to opt out of certain types of data sharing with third parties, among other obligations. We are required to comply with the Payment Card Industry Data Security Standard (“PCI DSS”), a set of technical and operating requirements issued by payment card brands designed to protect cardholder data because we accept debit and credit cards for payment.
These laws, regulations, and industry standards are continually evolving and are subject to potentially differing interpretations, including as to their scope and applicability to our business. The interpretation of these laws, regulations, and standards can be uncertain, and they may be applied inconsistently from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices might not have complied or might not comply in the future with all such laws, regulations, and industry standards.
Compliance with current and future privacy and data protection laws, regulations, and industry standards can be costly and time-consuming, and may necessitate changes to our business practices with respect to the collection, use, and disclosure of personal information, which may adversely affect our business and financial condition. Any failure, or perceived failure, by us to comply with these laws, regulations, and industry standards could have a materially adverse impact to our reputation and brand, and may result in government investigations and enforcement actions, as well as claims for damages and other forms of relief by affected individuals, business partners, and other third parties. Any such investigations, enforcement actions, or claims could require us to change our operations, incur substantial costs and expenses in an effort to comply, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and vendors, result in the imposition of monetary penalties, and otherwise adversely affect our business, financial condition, and results of operations.
Any failure to maintain the security of personal or other confidential information that is stored in our information technology systems or by third parties on our behalf, whether as the result of cybersecurity breaches or otherwise, could damage our reputation, result in litigation or other legal actions against us, cause us to incur substantial additional costs, and materially adversely affect our business and operating results.
Our information technology systems, and those of our third-party service providers and business partners, contain personal financial and other sensitive information relating to our customers, employees, and other parties, as well as proprietary and other confidential information related to our business. Attacks against these systems, including but not limited to ransomware, malware, and phishing attacks, create a risk of data breaches and other cybersecurity incidents. Some of our systems and third-party service providers’ systems have experienced security incidents or breaches, and although those incidents did not have a material adverse effect on our operating results, there can be no assurance of a similar result in the future.
Any compromise of our information systems or of those of businesses with which we interact that results in personal information or other confidential information being accessed, obtained, damaged, disclosed, destroyed, modified, lost, or used by unauthorized persons could harm our reputation and expose us to regulatory actions, customer attrition, remediation expenses, and claims from customers, employees, and other persons. Moreover, a security compromise could require us to devote significant management resources to address the problems created by the issue and to expend significant additional resources to upgrade our security measures, and could result in a disruption of our operations. To the extent a cybersecurity breach or other data security incident affects payment card information that we maintain, or we otherwise fail to comply with PCI DSS, we could also be subject to costly fines or additional fees from the payment card brands whose cards we accept or could lose the ability to accept those payment cards, which could have a material adverse effect on our business, financial condition, and results of operations.
Privacy and data protection laws can also impose liability for security and privacy breaches that affect personal information we maintain. Among other obligations, breaches affecting personal information may trigger obligations under federal and state laws to notify affected individuals, government agencies, and the media. Such breaches could also subject us to fines, sanctions, and other legal liability and harm our reputation.
Our obligations in connection with our indebtedness and other contractual obligations could impair our liquidity and thereby harm our business, results of operations and financial condition.
We have significant long-term lease obligations primarily relating to our aircraft fleet. On December 31, 2023, we had 42 aircraft under operating leases, with an average remaining lease term of approximately 3.59 years. As of December 31, 2023, future minimum lease payments due under all long-term operating leases were approximately $86.0 million. Additionally, in connection with 26 aircraft leases, third parties have been granted a put option, which, if exercised, requires us to purchase the leased aircraft at the end of the lease term based on a predetermined exercise price. As of December 31, 2023, we were subject to up to $74.2 million in future aggregate contractual put obligations. Our ability to pay our contractual obligations will depend on our operating performance, cash flow and our ability to secure adequate financing, which will in turn depend on, among other things, the success of our current business strategy, U.S. and global economic conditions, the availability and cost of financing, as well as general economic and political conditions and other factors that are generally beyond our control.
Additionally, as of December 31, 2023, we had approximately $193.3 million in total long-term debt outstanding. The majority of our long-term debt was incurred in connection with the acquisition of aircraft. During the year ended December 31, 2023, our principal payments of long-term debt totaled $56.7 million. On January 26, 2024, we entered into a senior secured note that covers borrowings of an aggregate principal amount of up to approximately $25.8 million, up to $25.0 million of which is to finance the purchase or refinancing of aircraft relating to the Company’s fractional ownership program and borrowed the full $25.0 million at that time.
Although our cash flows from operations and our available capital, including the proceeds from financing transactions, have been sufficient to meet our obligations and commitments to date, our liquidity has been, and may in the future be, negatively affected by the risk factors discussed herein. If our liquidity is materially diminished, our cash flow available to fund working capital requirements, capital expenditures and business development efforts may be materially and adversely affected.
Our existing indebtedness, potential for a non-investment grade credit ratings and the availability of our assets as collateral for future loans or other indebtedness, which available collateral would be reduced under other future liquidity-raising transactions, may make it difficult for us to raise additional capital if we are required to meet our liquidity needs on acceptable terms, or at all.
We cannot be assured that our operations will generate sufficient cash flow to make any required payments, or that we will be able to obtain financing to make capital expenditures that we believe are necessary to fulfill our strategic directives. The amount of our fixed obligations could have a material adverse effect on our business, results of operations and financial condition.
Our ability to obtain financing or access capital markets may be limited.
There are a number of factors that may limit our ability to raise financing or access capital markets in the future, including future debt and future contractual obligations, our liquidity and credit status, our operating cash flows, the market conditions in the aviation industry, U.S. and global economic conditions, the general state of the capital markets and the financial position of the major providers of aircraft and other aviation industry financing. We cannot assure you that we will be able to source external financing for our capital needs, and if we are unable to source financing on acceptable terms, or unable to source financing at all, our business could be materially adversely affected. We could be forced to delay, reduce, suspend or cease our working capital requirements, capital expenditures and business development efforts, which would have a negative impact on our business, prospects, operating results and financial condition. To the extent we finance our activities with debt, we may become subject to financial and other covenants that may restrict our ability to pursue our business strategy or otherwise constrain our growth and operations.

We face a concentration of credit risk.
We maintain our cash and cash equivalent balances at financial or other intermediary institutions. The combined account balances at each institution typically exceeds Federal Deposit Insurance Corporation (“FDIC”) insurance coverage of $250,000 per depositor, and, as a result, we face a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. As of December 31, 2023, substantially all of our cash and cash equivalent balances held at financial institutions exceeded FDIC insured limits. Any event that would cause a material portion of our cash and cash equivalents at financial institutions to be uninsured by the FDIC could have a material adverse effect on our financial condition and results of operations.
Additionally, as of June 27, 2023, one customer, Wheels Up Partners, LLC (“WUP”) accounted for $15.7 million in receivables, which was a significant majority of total receivables at that time. When the agreement with WUP was terminated on June 30, 2023 the receivable balances were eliminated, as allowable under relevant accounting standards, by being applied against existing deposits held under the agreement.
Aviation businesses are often affected by factors beyond their control including: air traffic congestion at airports; airport slot restrictions; air traffic control inefficiencies; increased and changing security measures; changing regulatory and governmental requirements; new or changing travel-related taxes; any of which could have a material adverse effect on our business, results of operations and financial condition.
Like other aviation companies, our business is affected by factors beyond our control, including air traffic congestion at airports, airport slot restrictions, air traffic control inefficiencies, increased and changing security measures, changing regulatory and governmental requirements, and/or new or changing travel-related taxes. Factors that cause flight delays frustrate passengers, increase operating costs and decrease revenues, which in turn could adversely affect profitability. Any general reduction in flight volumes could have a material adverse effect on our business, results of operations and financial condition. In the United States, the federal government singularly controls all U.S. airspace, and aviation operators are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The expansion of our business into international markets will result in a greater degree of interaction with the regulatory authorities of the foreign countries in which we may operate. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel aviation operators to fly inefficient, indirect routes resulting in delays and increased operational cost. In addition, there are currently proposals before Congress that could potentially lead to the privatization of the U.S. air traffic control system, which could adversely affect our business. Further, implementation of the Next Generation Air Transport System by the FAA would result in changes to aircraft routings and flight paths that could lead to increased noise complaints and lawsuits, resulting in increased costs.
Extreme weather, natural disasters and other adverse events could have a material adverse effect on our business, results of operations and financial condition.
Adverse weather conditions and natural disasters, such as hurricanes, winter snowstorms or earthquakes, can cause flight cancellations or significant delays. Cancellations or delays due to adverse weather conditions or natural disasters, air traffic control problems or inefficiencies, breaches in security or other factors may affect us to a greater degree than our competitors who may be able to recover more quickly from these events, and therefore could have a material adverse effect on our business, results of operations and financial condition to a greater degree than other air carriers. Any general reduction in passenger traffic could have a material adverse effect on our business, results of operations and financial condition.
We are subject to risks associated with climate change, including the potential increased impacts of severe weather events on our operations and infrastructure.
Climate change-related regulatory activity and developments may adversely affect our business and financial results by requiring us to reduce our emissions, make capital investments to modernize certain aspects of our operations, purchase carbon offsets, or otherwise pay for our emissions. Such activity may also impact us indirectly by increasing our operating costs.
The potential physical effects of climate change, such as increased frequency and severity of storms, floods, fires, fog, mist, freezing conditions, sea-level rise and other climate-related events, could affect our operations, infrastructure, and financial results. Operational impacts, such as the delay or cancellation of flights, could result in loss of revenue. In addition, certain of our fixed base operators are in locations susceptible to the impacts of storm-related flooding and sea-

level rise, which could result in costs and loss of revenue. We could incur significant costs to improve the climate resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate such physical effects of climate change. We are not able to accurately predict the materiality of any potential losses or costs associated with the physical effects of climate change.
Our business is primarily focused on certain targeted geographic regions making us vulnerable to risks associated with having geographically concentrated operations.
While our customer base is located throughout the continental United States, approximately 70% of our flight demand is within two flight hours of our headquarters in Kinston, North Carolina. As a result, our business, financial condition and results of operations are susceptible to certain regional factors, including state regulations and severe weather conditions, catastrophic events or other disruptions.
The operation of aircraft is subject to various risks, and failure to maintain an acceptable safety record may have an adverse impact on our ability to obtain and retain customers.
The operation of aircraft is subject to various risks, including catastrophic disasters, crashes, mechanical failures and collisions, which may result in loss of life, personal injury and/or damage to property and equipment. We may experience accidents in the future. These risks could endanger the safety of our customers, our personnel, third parties, equipment, cargo and other property (both ours and that of third parties), as well as the environment. If any of these events were to occur, we could experience loss of revenue, termination of customer contracts, higher insurance rates, litigation, regulatory investigations and enforcement actions (including potential grounding of our fleet and suspension or revocation of our operating authorities) and damage to our reputation and customer relationships. In addition, to the extent an accident occurs with an aircraft we operate or charter, we could be held liable for resulting damages, which may involve claims from injured passengers and survivors of deceased passengers. There can be no assurance that the amount of our insurance coverage available in the event of such losses would be adequate to cover such losses, or that we would not be forced to bear substantial losses from such events, regardless of our insurance coverage. Moreover, any aircraft accident or incident, even if fully insured, and whether involving us or other private aircraft operators, could create a public perception that we are less safe or reliable than other private aircraft operators, which could cause our customers to lose confidence in us and switch to other private aircraft operators or other means of transportation. In addition, any aircraft accident or incident, whether involving us or other private aircraft operators, could also affect the public’s view of industry safety, which may reduce the amount of trust by our customers.
We incur considerable costs to maintain the quality of (i) our safety program, (ii) our training programs and (iii) our fleet of aircraft. We cannot guarantee that these costs will not increase. Likewise, we cannot guarantee that our efforts will provide an adequate level of safety or an acceptable safety record. If we are unable to maintain an acceptable safety record, we might not be able to retain existing customers or attract new customers, which could have a material adverse effect on our business, financial condition and results of operations. Failure to comply with regulatory requirements related to the maintenance of our aircraft and associated operations may result in enforcement actions, including revocation or suspension of our operating authorities in the United States and potentially other countries.
Any damage to our reputation or brand image could adversely affect our business or financial results.
Maintaining a good reputation is critical to our business. Our reputation or brand image could be adversely impacted by, among other things, any failure to maintain high ethical, social and environmental sustainability practices for all of our operations and activities, our impact on the environment, any failure to provide consistent and high-quality customer service, public pressure from investors or policy groups to change our policies, customer perceptions of our advertising campaigns, sponsorship arrangements or marketing programs, customer perceptions of our use of social media, or customer perceptions of statements made by us, our employees and executives, agents or other third parties. In addition, we operate in a highly visible industry that has significant exposure on social media. Negative publicity, including as a result of misconduct by our customers, vendors or employees, can spread rapidly through social media. Should we not respond in a timely and appropriate manner to address negative publicity, our brand and reputation may be significantly harmed. Damage to our reputation or brand image or loss of customer confidence in our services could adversely affect our business and financial results as well as require additional resources to rebuild or repair our reputation.

We could suffer losses and adverse publicity stemming from any accident involving our aircraft models operated by third parties.
Certain aircraft models that we operate have experienced accidents while operated by third parties. If other operators experience accidents with aircraft models that we operate, obligating us to take such aircraft out of service until the cause of the accident is determined and rectified, we might lose revenues and might lose customers. It is also possible that the FAA or other regulatory bodies in another country could ground the aircraft and restrict it from flying. In addition, safety issues experienced by a particular model of aircraft could result in customers refusing to use that particular aircraft model or a regulatory body grounding that particular aircraft model. The value of the aircraft model might also be permanently reduced in the secondary market if the model were to be considered less desirable for future service. Such accidents or safety issues related to aircraft models that we operate could have a material adverse effect on our business, financial condition and results of operations.
Terrorist activities or warnings have dramatically impacted the aviation industry and will likely continue to do so.
The terrorist attacks of September 11, 2001, and their aftermath have negatively impacted the aviation business in general. If additional terrorist attacks are launched against the aviation industry, there will be lasting consequences of the attacks, which may include loss of life, property damage, increased security and insurance costs, increased concerns about future terrorist attacks, increased government regulation and airport delays due to heightened security. We cannot provide any assurance that these events will not harm the aviation industry generally or our operations or financial condition in particular.
We lease our corporate headquarters and operations facilities from third-party affiliates and a failure to renew such leases could adversely affect our business.
Certain subsidiaries of LGM Ventures, LLC (“LGMV”), which is owned by Segrave Jr., lease to us a substantial portion of our headquarters and maintenance and operations facilities. During the year ended December 31, 2023, rental payments under the leases related to LGMV were $1.6 million. While the majority of these leases have terms greater than 10 years we have no assurance that these related parties will renew the lease agreements after expiration or that any renewal offered to us will be on terms that we find acceptable. If we cannot renew the leases, we will be required to move a substantial portion of our headquarters and operations, which may adversely affect our reputation, financial condition and results of operation.
On June 30, 2023, we terminated our agreement with Wheels Up that accounted for a significant portion of our total revenues the past two years. Such termination could have an adverse effect on our business, results of operations and financial condition if we fail to materially replace the revenue derived from Wheels Up moving forward as expected.
For the years ended December 31, 2023 and 2022, WUP accounted for 22% and 39% of total revenue, respectively. On June 30, 2023, we terminated our agreement with WUP. Subsequently, on July 5, 2023, WUP initiated a lawsuit against us, see the section entitled “Other Information About LGM — Legal Proceedings” for more information about such lawsuit.
Although the termination of the agreement with WUP was material to our total revenues for the year ended December 31, 2023, we had already expected the percentage of total revenue concentrated in WUP to continue to decrease over the next few years and had already planned to scale down business with WUP relative to our other revenue streams prior to terminating our agreement with WUP (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations of LGM — Key Factors Affecting Results of Operations — Wheel’s Up (“WUP”) Termination”). However, a failure to materially replace the revenue derived from WUP in the future may adversely affect our financial condition and results of operations.
Additionally, as of June 27, 2023, WUP accounted for $15.7 million in receivables, which was a significant majority of total receivables at that time. When the agreement with WUP was terminated on June 30, 2023 the receivable balances were eliminated, as allowable under relevant accounting standards, by being applied against existing deposits held under the agreement.
It may ultimately be determined that we did not qualify for the Employee Retention Credit and we may be required to repay the ERC amounts received, which could have a material adverse effect on our business, results of operations and financial condition.
As of December 31, 2023, LGM had applied for $9.5 million and received the Employee Retention Credit (“ERC”) in the total amount of $9.0 million. Our legal counsel has issued a legal opinion that we, more likely than not, qualified for the ERC. However, it remains uncertain whether we meet the qualifications required to receive the ERC. If we are ultimately required to repay the ERC it may materially adversely affect our financial condition and results of operations.
Legal and Regulatory Risks Relating to Our Business
We are subject to significant governmental regulation and changes in government regulations imposing additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions.
All FAA certified air carriers, including us, are subject to regulation by the DOT, the FAA and other governmental agencies, including the DHS, the TSA, the CBP and others. The laws and regulations enforced by these and other agencies impose substantial costs on us, may reduce air travel demand, and also may restrict the manner in which we conduct our business now or in the future, resulting in a material adverse effect on our operations. The FAA recently issued a proposed rulemaking that, when finalized, would expand the requirement for a safety management system to all certificate holders operating under FAA Part 135, which will likely increase our regulatory compliance costs. We also incur substantial costs in maintaining our current certifications and otherwise complying with the laws to which we are subject. An adverse decision by a federal agency may have a material adverse effect on our operations, such as an FAA decision to ground, or require time consuming inspections of or maintenance on, all or any of our aircraft. Our business may also be affected if government agencies shut down for any reason or if there is significant automation or another operational disruption, such as those attributed to Air Traffic Control or weather.
In addition, as described under the caption entitled “—Foreign Ownership,” we are also subject to restrictions imposed by federal law on the maximum amount of foreign ownership of U.S. airlines and oversight by the DOT in maintaining our status as a “citizen of the United States” (as defined at 49 U.S.C. Section 40102(a)(15) and administrative interpretations thereof issued by the DOT or its predecessor or successors, or as the same may be from time to time amended). A failure to comply with or changes to these restrictions may materially adversely affect our business and force a divestiture of any foreign investment in excess of the applicable thresholds.
Foreign Ownership
Under DOT regulations and federal law, we must be owned and controlled by U.S. citizens. The restrictions imposed by federal law and regulations currently require that at least 75% of our voting stock must be owned and controlled, directly and indirectly, by persons or entities who are U.S. citizens, as defined in the Federal Aviation Act, that our president and at least two-thirds of the members of our Board of Directors and other managing officers be U.S. citizens, and that we be under the actual control of U.S. citizens. In addition, at least 51% of our total outstanding stock must be owned and controlled by U.S. citizens and no more than 49% of our stock may be held, directly or indirectly, by persons or entities who are not U.S. citizens and are from countries that have entered into “open skies” air transport agreements with the U.S. which allow unrestricted access between the United States and the applicable foreign country and to points beyond the foreign country on flights serving the foreign country. We are currently in compliance with these ownership provisions.
Revocation of permits, approvals, authorizations and licenses.
Our business also requires a variety of federal, state and local permits, approvals, authorizations and licenses. Our business depends on the maintenance of such permits, approvals, authorizations and licenses. Our business is subject to regulations and requirements and may be adversely affected if we are unable to comply with existing regulations or requirements or if changes in applicable regulations or requirements occur.
We are subject to various environmental and noise laws and regulations, which could have a material adverse effect on our business, results of operations and financial condition.
We are subject to increasingly stringent federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment and noise, including those relating to emissions to the air, discharges (including storm water and de-icing fluid discharges) to surface and subsurface waters, safe drinking water and the use, management, disposal and release of, and exposure to, hazardous substances, oils and waste materials. We are or may be subject to new or proposed laws and regulations that may have a direct effect (or indirect effect through our third-party relationships or airport facilities at which we operate) on our operations. Any such existing, future, new or potential laws and regulations could have an adverse impact on our business, results of operations and financial condition.

Similarly, we are subject to environmental laws and regulations that require us to investigate and remediate soil or groundwater to meet certain remediation standards. Under certain laws, generators of waste materials, and current and former owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. Liability under these laws may be strict, joint and several, meaning that we could be liable for the costs of cleaning up environmental contamination regardless of fault or the amount of wastes directly attributable to us.
Environmental regulation and liabilities, including new or developing laws and regulations, or our initiatives in response to pressure from our stakeholders may increase our costs of operations and adversely affect us.
In recent years, governments, customers, suppliers, employees and other of our stakeholders have increasingly focused on climate change, carbon emissions, and energy use. Laws and regulations that curb the use of conventional energy or require the use of renewable fuels or renewable sources of energy, such as wind or solar power, could result in a reduction in demand for hydrocarbon-based fuels such as oil and natural gas. In addition, governments could pass laws, regulations or taxes that increase the cost of such fuels, thereby decreasing demand for our services and also increasing the costs of our operations. Other laws or pressure from our stakeholders may adversely affect our business and financial results by requiring, or otherwise causing, us to reduce our emissions, make capital investments to modernize certain aspects of our operations, purchase carbon offsets or otherwise pay for our emissions. Such activity may also impact us indirectly by increasing our operating costs. More stringent environmental laws, regulations or enforcement policies, as well as motivation to maintain our reputation with our key stakeholders, could have a material adverse effect on our business, financial condition and results of operations.
The issuance of operating restrictions applicable to one of the fleet types we operate could have a material adverse effect on our business, results of operations and financial condition.
Our owned and leased fleet is comprised of a limited number of aircraft types, including the Citation CJ3 / CJ3+, Citation Excel / XLS / XLS+, Citation Encore+, Citation Sovereign, Citation X, Gulfstream GIV-SP aircraft. The issuance of FAA or manufacturer directives restricting or prohibiting the use of any one or more of the aircraft types we operate could have a material adverse effect on our business, results of operations and financial condition.
We may become involved in litigation that may materially adversely affect us.
From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including employment, commercial, product liability, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and enforcement proceedings. Such matters can be time-consuming, divert management attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, the results of any of these actions may have a material adverse effect on our business, results of operations and financial condition.
Risks Relating to Our Organization and Structure
Our only significant asset is our ownership interest in LGM and such ownership might not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our Common Stock or satisfy our other financial obligations.
We have no direct operations and no significant assets other than our ownership of LGM. We depend on LGM for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company and to pay any dividends with respect to our Class A Common Stock or any payments we are required to pay under the Tax Receivable Agreement, which is discussed in further detail in Item 13 - Certain Relationships and Related Transactions, and Director Independence. The financial condition and operating requirements of LGM may limit our ability to obtain cash from LGM. The earnings from, or other available assets of, LGM might not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on the Common Stock or satisfy our other financial obligations.

We are a “controlled company” within the meaning of the NYSE American listing standards and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.
As of the date of this Report, the Existing Equityholders hold a majority of our Class B Common Stock and as a result, control a majority of the voting power of the Company. As a result of the Existing Equityholders’ holdings, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE American. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that (i) a majority of our Board consist of independent directors, (ii) we have a compensation committee that is composed entirely of independent directors and (iii) we have a nominating/corporate governance committee that is composed entirely of independent directors.
We rely on certain of these exemptions. As a result, we are not required to have a compensation committee consisting entirely of independent directors and we do not have a nominating/corporate governance committee that is composed entirely of independent directors. We may also rely on the other exemptions so long as we qualify as a “controlled company.” To the extent we rely on any of these exemptions, holders of Class A Common Stock will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE American.
The multi-class structure of our Common Stock has the effect of concentrating voting power with our Chief Executive Officer, which will limit other stockholders’ ability to influence the outcomes of important transactions, including a change of control.
As of March 31, 2024, Segrave Jr. beneficially owned approximately 70.8% of our Class A Common Stock and 100% of our Class B Common Stock outstanding representing a combined voting power of approximately 70.8%, assuming that all LGM Common Unit, Public Warrants and Private Placement Warrants are exercised or exchanged for one share of our Class A Common Stock and that such shares are deemed issued and outstanding. Accordingly, Segrave Jr. is able to control or exert substantial influence over all matters submitted to our stockholders for approval, including the election of directors and amendments of our organization documents. Segrave Jr. may have interests that differ from those of the other stockholders and may vote in a way with which the other stockholders disagree and which may be adverse to their interests. This concentrated control may have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the Company, and might ultimately affect the market price of shares of our Class A Common Stock.
We cannot predict the impact our multi-class structure may have on the stock price of our Class A Common Stock.
We cannot predict whether our multi-class structure will result in a lower or more volatile market price of our Class A Common Stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell and S&P Dow Jones announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices.
Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Under the announced policies, our multi-class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock. It is possible that these policies may depress valuations compared to those of other similar companies that are included in such indices. Because of our multi-class structure, we will likely be excluded from certain of these indices and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make shares of our Class A Common Stock less attractive to other investors. As a result, the market price of shares of our Class A Common Stock could be adversely affected.
We qualify as an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.
We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the SOX, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders might not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three year period. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of its reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
The requirements of being a public company may strain our resources and divert management’s attention.
As a public company, we are subject to the reporting requirements of the Exchange Act, the SOX, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE American and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The SOX requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.
We identified material weaknesses in our internal control over financial reporting, and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based upon management's evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2023, due primarily to: a failure to design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries; a failure to maintain a sufficient complement of personnel possessing the appropriate technical accounting competency, training, and experience to address, review, and record financial reporting transactions under U.S. GAAP; a failure to design and maintain adequate segregation of duties consistent with control objectives for key information technology systems that support financial reporting processes; and a failure to design and maintain formal and effective controls over information technology general controls for IT systems that are relevant to the preparation of the financial statements.

Our efforts to remediate these material weaknesses might not be effective or prevent any future material weaknesses or significant deficiency in our internal control over financial reporting. If our efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis. In fact, we did not timely file a Form 10-Q for the quarter ended September 30, 2023 or a Form 10-K for the year ended December 31, 2023. We might not be able to file timely reports in the future, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of our securities to decline.
The Tax Receivable Agreement will require us to make cash payments to the Existing Equityholders in respect of certain tax benefits and such payments may be substantial. In certain cases, payments under the Tax Receivable Agreement may (i) exceed any actual tax benefits the Tax Group realizes or (ii) be accelerated.
At the closing of the Business Combination, we, LGM, the Existing Equityholders and the TRA Holder Representative entered into the Tax Receivable Agreement, dated as of December 27, 2023. Pursuant to the Tax Receivable Agreement, we will generally be required to pay the Existing Equityholders 85% of the amount of savings, if any, in U.S. federal, state, local, and foreign taxes that are based on, or measured with respect to, net income or profits, and any interest related thereto that the Tax Group (i.e., us and our applicable consolidated, unitary, or combined subsidiaries) realizes, or is deemed to realize, as a result of certain Tax Attributes, which include:
•tax basis adjustments resulting from the repurchase by LGM of LGM Common Units (including any such adjustments resulting from certain payments made by us under the Tax Receivable Agreement)in accordance with the terms of the Equity Purchase Agreement.
•tax basis adjustments resulting from taxable exchanges of LGM Common Units (including any such adjustments resulting from certain payments made by us under the Tax Receivable Agreement) acquired by us from an Existing Equityholder pursuant to the terms of the A&R Operating Agreement; and
•tax deductions in respect of portions of certain payments made under the Tax Receivable Agreement.
Payments under the Tax Receivable Agreement generally will be based on the tax reporting positions that we determine (with the amount of subject payments determined in consultation with an advisory firm and subject to the TRA Holder Representative’s review and consent), and the IRS or another taxing authority may challenge all or any part of a position taken with respect to Tax Attributes or the utilization thereof, as well as other tax positions that we take, and a court may sustain such a challenge. In the event that any Tax Attributes initially claimed or utilized by the Tax Group are disallowed, the Existing Equityholders will not be required to reimburse us for any excess payments that may previously have been made pursuant to the Tax Receivable Agreement, for example, due to adjustments resulting from examinations by taxing authorities. Rather, any excess payments made to such Existing Equityholder will be applied against and reduce any future cash payments otherwise required to be made by us to the applicable Existing Equityholders under the Tax Receivable Agreement, if any, after the determination of such excess. However, a challenge to any Tax Attributes initially claimed or utilized by the Tax Group might not arise for a number of years following the initial time of such payment and, even if challenged earlier, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement. As a result, there might not be future cash payments against which such excess can be applied and we could be required to make payments under the Tax Receivable Agreement in excess of the Tax Group’s actual savings in respect of the Tax Attributes.
Moreover, the Tax Receivable Agreement provides that, in certain Early Termination Events (as defined in the Tax Receivable Agreement), we will be required to make a lump-sum cash payment to all the Existing Equityholders equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payment would be based on certain assumptions, including those relating to there being sufficient future taxable income of the Tax Group to fully utilize the Tax Attributes over certain specified time periods and that all LGM Common Units that had not yet been exchanged for our Class A Common Stock or cash are deemed exchanged for cash. The lump-sum payment could be material and could materially exceed any actual tax benefits that the Tax Group realizes subsequent to such payment.
Payments under the Tax Receivable Agreement are our obligations and not obligations of LGM. Any actual increase in our allocable share of LGM and its relevant subsidiaries’ tax basis in relevant assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of the our Class A Common Stock at the time of an exchange of LGM Common Units by an Existing Equityholder pursuant to the terms of the A&R Operating Agreement and the amount and timing of the recognition of the Tax Group’s income for applicable tax purposes. While many of the factors that will determine the amount of payments that we will be required to make under the Tax Receivable Agreement are outside of our control, we expect that the aggregate payments we will be required to make under the Tax Receivable Agreement could be substantial and, if those payments substantially exceed the tax benefit we realize in a given year or in the aggregate, could have an adverse effect on our financial condition, which may be material.
Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. Additionally, nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the Tax Attributes that may be deemed realized under the Tax Receivable Agreement. Increases in income tax rates, changes in income tax laws or disagreements with tax authorities can adversely affect our, LGM’s or its subsidiaries’ business, financial condition or results of operations.
Risks Related to Our Securities
There can be no assurance that we will be able to comply with the continued listing standards of NYSE American, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our securities are currently listed on NYSE American. However, we cannot assure you that our securities will continue to be eligible for listing on NYSE American in the future. If NYSE American delists our securities from trading and we are not able to list our securities on another national securities exchange, our securities could be quoted on an over-the-counter-market, and we could face significant material adverse consequences, including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that the Class A Common Stock is a “penny stock” which will require brokers trading in the Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
We may redeem our publicly traded warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption rights if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in our IPO. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees.
If we raise capital in the future by issuing shares of common or preferred stock or other equity or equity-linked securities, convertible debt or other hybrid equity securities, our then existing stockholders may experience dilution, such new securities may have rights senior to those of our common stock, and the market price of our common stock may be adversely effected.
If we raise capital in the future, our then existing stockholders may experience dilution. The Company's Certificate of Incorporation provide that preferred stock may be issued from time to time in one or more series. Our Board is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. Our Board may, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the shares of common stock and could have anti-takeover effects. The ability of our Board to issue preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of us or the removal of existing management. The issuance of any such securities may have the impact of adversely affecting the market price of our common stock.
The Company's Certificate of Incorporation contains forum limitations for certain disputes between us and our stockholders that could limit the ability of stockholders to bring claims against us or our directors, officers and employees in jurisdictions preferred by stockholders.
Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative lawsuit brought on our behalf, (ii) any lawsuit against our current or former directors, officers or employees asserting a breach of a fiduciary duty owed by any such person to us or our stockholders, creditors or other constituents, (iii) any action asserting a claim against us or any director or officer or other employee arising pursuant to any provision of the DGCL or our Charter or our Bylaws (as each may be amended from time to time), (iv) any action asserting a claim against us or any director or officer or other employee governed by the internal affairs doctrine or (v) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants provided, that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state court sitting in the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware).
The foregoing forum provisions do not apply to claims arising under the Securities Act, the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. The Company's Charter also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America are the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The foregoing forum provisions may prevent or limit a stockholder’s ability to file a lawsuit in a judicial forum that it prefers for disputes with us or our directors, officers or employees, which may discourage such lawsuits, make them more difficult or expensive to pursue, and result in outcomes that are less favorable to such stockholders than outcomes that may have been attainable in other jurisdictions, although stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.
There is uncertainty as to whether a court would enforce such forum selection provisions as contained in the Company's Charter in connection with claims arising under the Securities Act because Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act claims.
In addition, notwithstanding the inclusion of the foregoing forum provisions in the Company's Charter, courts may find the foregoing forum provisions to be inapplicable or unenforceable in certain cases that the foregoing forum provisions purport to address, including claims brought under the Securities Act. If this were to occur in any particular lawsuit, we may incur additional costs associated with resolving such lawsuit in other jurisdictions or resolving lawsuits involving similar claims in multiple jurisdictions, all of which could harm our business, results of operations, and financial condition.
We do not expect to declare any dividends in the foreseeable future.
We do not anticipate declaring any cash dividends to holders of our Common Stock in the foreseeable future. Consequently, investors may need to rely on sales of their shares of our Common Stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

If securities or industry analysts do not publish or cease publishing research or reports about our Company, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.
The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about our Company, our business, market or competitors. Securities and industry analysts do not currently, and may never, publish research on our Company. If any of the analysts who may cover our Company change their recommendation regarding our shares of common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our shares of common stock would likely decline. If any analyst who may cover our Company were to cease coverage of our Company or fail to regularly publish reports on it, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.
Substantial future sales of our Class A Common Stock by existing stockholders could cause the market price of our Class A Common Stock to decline.
We are required to register, and have filed a registration statement to register, shares of our Class A Common Stock for resale by existing stockholders that represent approximately 92% of our total shares of Class A Common Stock outstanding on a fully diluted basis as at March 31, 2024, including shares owned by Segrave Jr., our CEO and Chairman, and EG Sponsor LLC. The shares of Class A Common Stock beneficially owned by Segrave Jr. are subject to a one-year lock-up period subject to the terms and conditions of the Stockholders’ Agreement and the 5,625,000 shares of Class A Common Stock beneficially owned by EG Sponsor LLC are subject to a three-year lock-up period subject to the terms of the letter agreement executed in connection with the initial public offering of EG Acquisition Corp.
For existing stockholders who are not subject to contractual lock-up restrictions, and for Segrave Jr. and EG Sponsor LLC once their respective lock-up periods expire, after the registration statement for the resale of such shares is effective and until such time that it is no longer effective, the resale of these securities will be permitted pursuant to that registration statement. The resale, or expected or potential resale, of a substantial number of our shares of Class A Common Stock in the public market could adversely affect the market price for our Class A Common Stock and make it more difficult for you to sell your shares of Class A Common Stock at such times and at such prices that you deem desirable. Furthermore, we expect that because there will be a large number of securities registered pursuant to the registration statement, those existing selling stockholders will continue to offer the securities covered by the registration statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the registration statement may continue for an extended period of time. In addition, the market reaction to such sales of our Class A Common Stock could also negatively affect the price of our publicly traded warrants.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
flyExclusive’s management and Board of Directors recognize the importance of information security and managing risks from cybersecurity threats across the enterprise. We have designed our cybersecurity risk management program (the “Cybersecurity Program”) to assess, identify, and manage these risks.
Risk Management Strategy
Overview
Our Cybersecurity Program is based on the Cybersecurity Framework (“CSF”) promulgated by the National Institute of Standards and Technology (“NIST”) and other applicable industry standards, and includes the following key elements:
1.identification and assessment of cybersecurity threats based on periodic internal and external assessments and monitoring, information from internal stakeholders, and external publications and resources;
2.technical and organizational safeguards designed to protect against identified threats, including documented policies and procedures, technical controls, and employee education and awareness;
3.processes to detect the occurrence of cybersecurity events, and maintenance of incident response and recovery and business continuity plans and processes; and

4.a third-party risk management process to manage cybersecurity risks associated with our service providers, suppliers, and vendors.
The Cybersecurity Program is designed to foster a culture of cybersecurity risk management across the Company.
Integration of Risk Management Processes
Our Cybersecurity Program is integrated into the Company’s overall risk management framework and function, which is overseen by management and the Audit and Risk Committee of the Board of Directors. To that end, management has implemented, with oversight from the Audit and Risk Committee, risk management policies and procedures designed to identify, assess, and mitigate enterprise risks, including those arising from cybersecurity threats.
Engagement of Third Parties in Connection with Cybersecurity Risk Management
The Company engages a range of external experts to assist in its assessment, identification, and management of risks from cybersecurity threats. These experts include cybersecurity consultants that we engage as part of our continuing efforts to evaluate and improve the effectiveness of our Cybersecurity Program, and other cybersecurity service providers that help identify and detect cybersecurity threats and secure our systems and networks.
Oversight of Third-Party Risks
Our third-party service providers, suppliers, and vendors face their own risks from cybersecurity threats that could impact flyExclusive in certain circumstances. We have implemented processes for overseeing and managing these risks. Those processes include assessing these third parties’ information security practices and requiring them to implement appropriate cybersecurity controls and otherwise agree to contractual terms designed to address cybersecurity risks in our agreements with them.
Risks from Cybersecurity Threats
As of the date of this report, flyExclusive has not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that could be considered material, individually or in the aggregate. Notwithstanding our vigilance and our Cybersecurity Program, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. For further information, refer to Section 1A, Risk Factors, for a discussion of risks related to cybersecurity and technology.
Governance
flyExclusive seeks to ensure effective governance in managing risks associated with cybersecurity threats, as more thoroughly described below.
Board of Directors Oversight
The Audit and Risk Committee of the Board of Directors is responsible for the oversight of risks from cybersecurity threats. The Audit and Risk Committee receives periodic reports from the Company’s Interim Chief Financial Officer (“ICFO”) regarding risks from cybersecurity threats and the implementation and effectiveness of our Cybersecurity Program. The Audit and Risk Committee in turn briefs the Board at scheduled meetings about cybersecurity developments.
Management’s Role in Cybersecurity Risk Management
Management recognizes the importance and its responsibility for day-to-day implementation of the Cybersecurity Program. To this end, we have implemented a governance structure that assigns specific responsibilities to key members of our management team, with oversight by our Board of Directors. The Director of Information Technology (“Director of IT”) is primarily responsible for the operational aspects of our cybersecurity program. This includes the implementation of technical security measures, monitoring of our network and systems for security threats, and working with external experts in the assessment, identification and management of cybersecurity threats. The ICFO has primary responsibility for overseeing the Cybersecurity Program and assessing and managing risks from cybersecurity threats. Our ICFO holds a Bachelor of Science degree in English from the East Carolina University and has held an active CPA license from the state of North Carolina since 1987. The Director of IT has over 16 years of experience in Information Technology roles and holds a diploma of Applied Science in Graphic Arts and Imaging Technology.
Monitoring of Cybersecurity Incidents
The ICFO oversees our processes for the prevention, detection, mitigation and remediation of cybersecurity incidents. In the event of a cybersecurity incident, we have an established incident response plan and processes for investigating, responding to, and recovering from the incident. Depending on the nature and severity of the incident, the plan and those processes also provide for escalating notification of management and the Audit and Risk Committee of the Board of Directors.
Item 2. Properties
LGM’s operations are centered at flyExclusive’s corporate headquarters in Kinston, North Carolina. Located within the North Carolina Global TransPark (NCGTP), flyExclusive leases approximately 145,000 square feet of office and hangar space from the NCGTP’s 2,500-acre multimodal industrial park, which boasts an 11,500-foot runway. Kinston is within two hours of approximately 70% of flyExclusive flights.
Item 3. Legal Proceedings
Wheels Up Partners LLC v. Exclusive Jets, LLC
On June 30, 2023, flyExclusive served Wheels Up Partners, LLC (“WUP”) a Notice of Termination of the parties’ Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021 (the “GRP Agreement”) following material breaches of the GRP Agreement by WUP, including WUP’s failure to pay outstanding amounts owed to flyExclusive under the GRP Agreement. Subsequently, on July 5, 2023, WUP filed a lawsuit against flyExclusive in the United States District Court for the Southern District of New York, alleging that flyExclusive breached the GRP Agreement and the implied duty of good faith and fair dealing therein by wrongfully terminating the GRP Agreement. WUP contends that flyExclusive did not have a right to terminate the GRP Agreement, that the termination was thus ineffective, and instead constituted a material breach of the GRP Agreement. WUP alleges this gave WUP the right to terminate the GRP Agreement, which WUP alleges it has done. The complaint seeks compensatory damages in an unspecified amount and attorney’s fees and costs. flyExclusive plans to defend this action vigorously. On August 23, 2023, WUP voluntarily dismissed from the original Southern District of New York lawsuit, but refiled an identical lawsuit against flyExclusive in New York state court. On September 12, 2023, flyExclusve removed the state court lawsuit to the United States District Court of the Southern District of New York. flyExclusive has filed a motion to dismiss for lack of personal jurisdiction or, in the alternative, to transfer venue to the United States District Court for the Eastern District of North Carolina.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our shares of Class A Common Stock are listed on the NYSE American under the symbol “FLYX.” Our warrants issued in our IPO are listed on the NYSE American under the symbol “FLYX.WS.”
Holders of Common Stock
As March 31, 2024, we had approximately 683 stockholders of record of our Class A Common Stock.
Dividends
We have never paid any cash dividends on our Class A Common Stock. The payment of cash dividends by us in the future will be dependent upon revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of the Business Combination. The payment of any cash dividends will be within the discretion of our board of directors and the board of directors will consider whether or not to institute a dividend policy. The board of directors currently anticipates that we will retain all of our earnings, if any, for use in our business and operations and, accordingly, the board of directors does not anticipate declaring any dividends in the foreseeable future.
Equity Compensation Plans
The following table sets forth the indicated information as of December 31, 2023 with respect to our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted- average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected under column (a))(c)
Equity compensation plans approved by security holders	—	$—	6,000,000
Equity compensation plans not approved by security holders	NA	NA	NA
Total	—	$—	6,000,000
Our 2023 Equity Incentive Plan (the “2023 Plan”) became effective on December 27, 2023 after its approval by our stockholders on December 7, 2023.
Recent Sales of Unregistered Securities
In connection with the execution of the Equity Purchase Agreement, on October 17, 2022, LGM entered into a senior subordinated convertible note with an investor and, for certain limited provisions thereof, EGA, pursuant to which LGM borrowed an aggregate principal amount of $50,000,000 at a rate of 10% per annum, payable in kind in additional shares of the Company upon the Closing. On October 28, 2022, LGM also entered into an Incremental Amendment with the ETG Omni LLC and EnTrust Magnolia Partners LP (together with EnTrust Emerald (Cayman) LP, the “Bridge Note Lenders”) on the same terms for an aggregate principal amount of $35,000,000 (together with the subordinated convertible note discussed in this paragraph, the “Bridge Notes”), bringing the total principal amount of the Bridge Notes to $85,000,000 in the aggregate. On December 27, 2023, in connection with the completion of the Business Combination and as contemplated by the Equity Purchase Agreement, the Bridge Notes automatically converted into the 9,550,274 shares of PubCo Class A Common Stock. The issuance of the Bridge Notes and their conversion into shares of our Class A Common Stock were exempt from registration under Section 4(a)(2) of the Securities Act.

As previously reported, on December 26, 2023 and December 27, 2023, the Company and certain holders (the “Warrant Holders”) of EGA Public Warrants entered into a Warrant Exchange Agreements (the “Warrant Exchange Agreements”), which were privately negotiated with the holders party thereto. The EGA Public Warrants were previously issued pursuant to the Company’s public offering registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to a prospectus dated May 25, 2021. Pursuant to the Warrant Exchange Agreements, the Warrant Holders agreed to exchange each of its EGA Public Warrants for shares of the Company’s Class A Common Stock. As a result of the warrant exchange under the Warrant Exchange Agreements (the “Warrant Exchange”), a total of 1,694,456 EGA Public Warrants were exchanged for 372,780 shares of Class A Common Stock. The Warrant Exchange was exempt from registration under Section 3(a)(9) of the Securities Act.
As previously reported, on March 4, 2024 the Company entered into a Securities Purchase Agreement (the “Stock Purchase Agreement”) with EnTrust Emerald (Cayman) LP, a Cayman Islands limited partnership (the “Preferred Purchaser”), pursuant to which the Company agreed to issue and sell to the Preferred Purchaser 25,000 shares of Series A Non-Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), at a purchase price of $1,000 per share and a warrant (the “March 2024 Warrant”) to purchase shares of the Company’s Class A common stock. The transaction closed on March 4, 2024 and provided the Company approximately $25 million of capital. Gregg S. Hymowitz, a member of the Company’s Board of Directors, to which position he was designated by an affiliate of the Purchaser, serves as the Founder and Chief Executive Officer of EnTrust Global Partners LLC (“EnTrust Global”), which is an affiliate of the Preferred Purchaser and may be deemed to be the beneficial owner of approximately 21.0% of the Company’s outstanding Common Stock. Each of EnTrust Global and Mr. Hymowitz disclaims beneficial ownership of such securities except to the extent of its or his pecuniary interest therein. Gary Fegel is also a member of the Company’s Board of Directors, to which position he was designated by an affiliate of the Preferred Purchaser. As required by the Company’s internal policies, this transaction was approved by the Audit Committee of the Company’s Board of Directors, which consists of independent disinterested directors, and was also approved by the Company’s Board of Directors, with only disinterested directors voting (which excluded Mr. Hymowitz and Mr. Fegel).
Issuer Purchases of Equity Securities
We did not make any purchases of our common stock during the three months ended December 31, 2023, which is the fourth quarter of our fiscal year.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included elsewhere in this Report. Management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify these forward-looking statements. These forward-looking statements are subject to risks and uncertainties including those under “Risk Factors” in Item 1A in this Report that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the filing date of this report.
Overview of Our Business
flyExclusive is a premier owner and operator of curated private aviation experiences dedicated to surpassing passenger expectations for quality, convenience, and safety. Our mission is to be the world’s most vertically integrated private aviation company through capital-efficient program growth, an industry-leading pricing model, optimal dispatch availability, in-house training, and a controlled premium customer experience on modernized aircraft. As of December 31, 2023, we had over 100 aircraft in our owned and leased fleet that includes light, midsize, super-midsize, and large jets. As one of the nation’s largest Citation operators, flyExclusive has curated a versatile fleet of Citation CJ3 / CJ3+, Citation Excel / XLS / XLS+, Citation Encore+, Citation Sovereign, and Citation X aircraft. Gulfstream jets round out our

Company fleet of large aircraft. We have a long track record of success and growth across a full range of industry services. Our core competitive advantage is the purpose-built, in-house control of decisions and processes needed to operate a successful private aviation company through a range of market environments.
We have a diversified and evolving business model generating charter revenue through our jet club membership program, our guaranteed revenue program (“GRP”), our fractional program, and our maintenance, repair, and overhaul (“MRO”) program. Our chief operating decision maker, our chief executive officer, reviews our financial information presented on a consolidated basis, and accordingly, we operate under one reportable segment, which is charter aviation services.
Jet club revenue is generated from flight operations as well as membership fees. Jet club members are guaranteed access to our fleet of light, midsize and super-midsize aircraft. New members pay a deposit, up to a maximum of $500 thousand, depending on their level of membership. Membership levels determine the daily rate a member is charged for future flights. Membership and incidental fees are also applied against a member’s account. The initial and all subsequent deposits to replenish the member’s account are non-refundable.
GRP revenue is derived from contracts with wholesale customers whereby the customer commits to utilize a specified minimum number of hours per quarter in exchange for guaranteed access to aircraft. Each aircraft requires a deposit that is recorded on the balance sheet. Revenue is billed weekly and guaranteed based on contract rates for light, midsize, and super-midsize aircraft. Contract terms allow us to bill for ancillary services based on the circumstances of a flight. Rates are assessed each quarter to account for changes in fuel cost. Revenue from GRP was not derived during the second half of the year ended December 31, 2023 and we do not anticipate future revenue from GRP. See discussion of the termination of the GRP Agreement in the following section.
Fractional ownership members purchase a fractional ownership interest in an aircraft for a contractual term of up to five years, which grants the member access to our light, midsize and super mid-size fleets. Fractional members pay daily and hourly rates for each flight. The first stage of the fractional revenue stream is the pre-owner stage where the member signs a letter of intent and interim use agreement, which may be before the aircraft is available. At this time, the member pays two deposits: one deposit is towards the purchase of the fractional interest and the second deposit is to have the ability to use the fleet in the interim period prior to owning the fractional interest. Upon completion of enrollment in the program, fractional members who purchase new aircraft obtain ownership when the aircraft is delivered, expected to be approximately one year from when the aircraft is ordered from the manufacturer. Fractional members have the ability to advance ownership if they purchase an interest in one of our pre-owned fractional aircraft. Once the transfer of interest in the aircraft is complete, the member becomes a fractional owner in the aircraft. With the transfer of interest, flyExclusive is still able to utilize these aircraft to service other channels, providing us with a capital-light way to grow our fleet.
Our MRO program services include 24/7 maintenance, interior, and exterior refurbishment services to third parties in addition to maintaining our own fleet. MRO revenue is recognized over time based on the cost of parts and supplies inventory consumed and labor hours worked for each service provided. Any billing for MRO services that exceeds revenue earned to date is included in deferred revenue on the consolidated balance sheets.
Key Factors Affecting Results of Operations
We believe that the following factors have affected our financial condition and results of operations and are expected to continue to have a significant effect:
Economic Conditions
If demand for private aviation services were to decrease, it could result in slower jet club growth, members declining to renew their memberships and reduced interest in the fractional and partnership programs, all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, our customers may consider private air travel through our products and services to be a luxury item, especially when compared to commercial air travel or not traveling by air at all. As a result, any general downturn in economic, business and financial conditions which has an adverse effect on our customers’ spending habits could cause them to travel less frequently and, to the extent they travel, to travel using commercial air carriers or other means considered to be more economical than our products and services. In addition, in cases where significant hours of private flight are needed, many of the companies and high-net-worth individuals to whom we provide products and services have the financial ability to purchase their own aircraft or operate their own corporate flight department should they elect to do so.

Competition
Many of the markets in which we operate are competitive as a result of the expansion of existing private aircraft operators, expanding private aircraft ownership and alternatives such as luxury commercial airline service. We compete against a number of private aviation operators with different business models, and local and regional private charter operators. Factors that affect competition in our industry include price, reliability, safety, regulations, professional reputation, aircraft availability, equipment, the quality, consistency and ease of service, willingness and ability to serve specific airports or regions and investment requirements. Our competitors might capture a share of our present or potential customer base, which could adversely affect our business, financial condition and results of operations.
Pilot Availability and Attrition
In recent years, we have experienced significant volatility in our attrition, including volatility resulting from training delays, pilot wage and bonus increases with other industry participants and the growth of cargo, low-cost and ultra-low-cost airlines. In prior periods, these factors, at times, caused our pilot attrition rates to be higher than our ability to hire and retain replacement pilots. If our attrition rates are higher than our ability to hire and retain replacement pilots, our operations and financial results could be materially and adversely affected.
Wheels Up (“WUP”) Termination
On June 30, 2023, we served WUP a Notice of Termination of the parties’ Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021 (the “GRP Agreement”). As a result of the termination, we do not believe that the GRP program will generate revenue following the date of the GRP Agreement’s termination, which will have a material impact on the financial statements for the year ending December 31, 2023. For some time prior to the termination of the GRP Agreement we were planning, for the strategic reasons of avoiding excessive reliance on a single customer and shifting towards focusing on wholesale and contractual retail customers, to scale down business with WUP, and we had already reflected scaled down revenue accordingly in our publicly disclosed projections, with GRP revenue expected to total only 1.5% of total forecasted revenue for fiscal year 2024. However, the termination of the GRP Agreement will have a material impact on the financial statements beyond 2023 until we are able to successfully effectuate this planned strategic shift and replace the revenue lost from the termination of the GRP Agreement. Additionally, as of June 27, 2023, WUP accounted for $15.7 million in receivables, which was a significant majority of total receivables at that time. When the agreement with WUP was terminated on June 30, 2023 the receivable balances were eliminated, as allowable under relevant accounting standards, by being applied against existing deposits held under the agreement. The Agreement provided for an orderly draw down period of the designated aircraft at a maximum of two aircraft per month. The Company submitted a bill for monies due under the GRP Agreement during the draw down period through July 31, 2024. Billed but unrecorded amounts through December 31, 2023 totaled $59.0 million.
See the section entitled “Risk Factors — Risks Relating to LGM - On June 30, 2023, we terminated our agreement with Wheels Up that accounted for a significant portion of our total revenues the past two years. Such termination could have an adverse effect on our business, results of operations and financial condition if we fail to materially replace the revenue derived from Wheels Up moving forward as expected” and Note 22 “Commitments and Contingencies” of the notes to the consolidated financial statements included elsewhere in this Report, for more information on the WUP termination.
Fleet Modernization
During the fourth quarter of 2023, we began the process of modernizing our fleet. Our plan is to sell a portion of our fleet that is older and replace those aircraft with newer models, which will grant our customers access to newer aircraft. We expect the fleet modernization to take place over the next two years and do not anticipate a material decline to revenue as we will replace sold models with the newer aircraft.
Business Impact of COVID-19
In March 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. During the first half of 2020, in order to minimize the adverse impact of the COVID-19 pandemic on our operating costs and cash flows we took a number of temporary actions, including offering voluntary furloughs to our employees, implementing a mandatory reduction in all work schedules and delaying certain planned initiatives and internal investments. Since that time, we have reduced or eliminated the majority of these temporary actions. However, as a result of the increased rate of COVID-19 spread during a portion of the fourth quarter of 2021 and into the first quarter of 2022, flight volumes were negatively impacted, primarily due to a combination of customer cancellations, access to third-party supply and reduced crew availability resulting from COVID-19 exposure. These negative impacts could increase again at any time. Moving forward, however, we believe that COVID-19 pandemic has led to a shift in consumer prioritization of wellness and safety, with private aviation viewed increasingly by those in the addressable market as a health-conscious decision rather than a discretionary luxury. We believe this will translate into an increase in flight demand over time.
CARES Act
On March 27, 2020, the CARES Act was signed into law. The CARES Act provided the airline industry with up to (i) $25.0 billion in grants with assurances the support is to be used exclusively for employee salaries, wages and benefits, and (ii) $25.0 billion in secured loans.
We applied to the Treasury for assistance under the Payroll Support Program and the Paycheck Protection Program as established by the CARES Act. We were awarded $23.6 million to support ongoing operations, all of which has been received.
The CARES Act support payments were conditioned, including certain restrictions on executive and other employee compensation and severance through April 1, 2023, and certain ongoing reporting obligations through April 1, 2023. While we believe that we are fully compliant with all requirements of the CARES Act and the Payroll Support Program Agreements, including the requirement to use the awards only for payment of certain employment costs (i.e. wages, salaries and benefits), if we were found to be not in compliance with such requirements, the Treasury has sole discretion to impose any remedy it deems appropriate, including requiring full repayment of the awards with appropriate interest. The imposition of any such remedy could have a material and adverse effect on our financial condition.
The CARES Act also provides an Employee Retention Credit (“ERC”) program. The goal of the ERC program is to encourage employers to retain and continue paying employees during periods of pandemic-related reduction in business volume even if those employees are not actually working, and therefore, are not providing a service to the employer. Under the Act, eligible employers could take credits up to 70% of qualified wages with a limit of $7 thousand per employee per quarter for the first three quarters of calendar year 2021. In order to qualify for the ERC in 2021, organizations generally have to experience a more than 20% decrease in gross receipts in the quarter compared to the same quarter in calendar year 2019 or its operations are fully or partially suspended during a calendar quarter due to “orders from an appropriate governmental authority limiting commerce, travel, or group meetings (for commercial, social, religious, or other purposes)” due to COVID-19. The credit is taken against our share of Social Security Tax when our payroll provider files, or subsequently amends the applicable quarterly employer tax filings.
As of December 31, 2023, we had applied for $9.5 million and received $9.0 million of ERC. Our legal counsel has issued a legal opinion that we, more likely than not, qualified for the ERC. However, it remains uncertain whether we meet the qualifications required to receive the ERC. Therefore, the balance was included in accrued expenses and other current liabilities in the consolidated balance sheets should we be required to potentially repay the ERC.
Non-GAAP Financial Measures
In addition to our results of operations below, we report certain key financial measures that are not required by, or presented in accordance with, GAAP.
These non-GAAP financial measures are an addition, and not a substitute for or superior to, measures of financial performance prepared in accordance with GAAP and should not be considered as an alternative to any performance measures derived in accordance with GAAP. We believe that these non-GAAP financial measures of financial results provide useful supplemental information to investors about us. However, there are a number of limitations related to the use of these non-GAAP financial measures and their nearest GAAP equivalents, including that they exclude significant expenses that are required by GAAP to be recorded in our financial measures. In addition, other companies may calculate non-GAAP financial measures differently or may use other measures to calculate their financial performance, and therefore, our non-GAAP financial measures might not be directly comparable to similarly titled measures of other companies.
Adjusted EBITDA
We calculate Adjusted EBITDA as net income (loss) adjusted for (i) interest income (expense), (ii) income tax expense, (iii) depreciation and amortization, (iv) Equity-based Compensation, (v) public company readiness expenses, (vi) gain on forgiveness of CARES Act Loan, (vii) change in fair value of derivative liability, (viii) change in fair value of warrant liabilities, and (ix) gain on extinguishment of debt (related to the derivative liability).

We include Adjusted EBITDA as a supplemental measure for assessing operating performance in conjunction with related GAAP amounts and for the following:
•Strategic internal planning, annual budgeting, allocating resources and making operating decisions.
•Historical period-to-period comparisons of our business, as it removes the effect of certain non-cash expenses and expenses and revenue unrelated to our core ongoing business.
The following table reconciles Adjusted EBITDA to net loss, the most directly comparable GAAP measure (in thousands):

	Year Ended December 31,
	2023	2022
Net loss	$(54,738)	$(4,152)
Add (deduct):
Interest income	(4,629)	(782)
Interest expense	22,223	8,291
Income tax expense	—	—
Depreciation and amortization	26,982	23,114
Equity-based Compensation	882	—
Public company readiness expenses(1)	9,853	1,660
Gain on forgiveness of CARES Act Loan	(339)	—
Change in fair value of derivative liability	14,589	(470)
Change in fair value of warrant liabilities	334	—
Gain on extinguishment of debt	(14,843)	—
Adjusted EBITDA	$314	$27,661
(1)Includes costs primarily associated with compliance and consulting in advance of transitioning to a public company.
Key Operating Metrics
In addition to financial measures, we regularly review certain key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business.
The following table summarizes our key operating metrics:

	December 31,
	2023	2022
Ending aircraft on certificate	102	91

	Year Ended December 31,
	2023	2022
Members contributing to revenues*	948	684
Active members*	876	670
Average aircraft on certificate	96	90
Aircraft contributing to revenues	104	91
Total flight hours**	55,518	58,207
Total hours per aircraft***	579.3	646.0
Members per aircraft*	9.1	7.5
*Members contributing to revenues are defined as the number of contractual retail members - club, fractional, and partnership members - that contributed to revenues during the reporting period. GRP customers do not represent contractual retail, and thus are not considered “members”.
**LGM’s historical flight hours for the last two fiscal years, without flight hours derived from GRP are as follows: 47,663 hours for the year ended December 31, 2023 and 37,971 hours for the year ended December 31, 2022.

***LGM’s historical hours per aircraft for the last two fiscal years, without flight hours derived from GRP are as follows: 497.4 hours per aircraft for the year ended December 31, 2023 and 421.4 hours per aircraft for the year ended December 31, 2022.
Members contributing to revenues
We define members contributing to revenues as the number of club, fractional, and partnership members that contributed to revenues during the reporting period. We believe that membership growth is strategically correlated to aircraft additions, and the evolution of our business from non-contractual wholesale customers prior to 2020 to contractually committed members, which provides greater revenue visibility. Due to the nature of our business, we have periods of time in which not every member utilizes our services.
Active Members
We define active members as members that have taken at least one flight during the reporting period.
Average aircraft on certificate
We define average aircraft on certificate as the average number of airworthy aircraft in our fleet as certified by the Federal Aviation Administration (“FAA”) deeming the aircraft operational. We believe that our growth has been fueled by a disciplined, strategic approach to adding aircraft, either via fractional or whole ownership or via lease from a third party. The time between the purchase or lease of an aircraft and the aircraft’s certification is critical because revenue cannot be earned on the aircraft until it is certified by the FAA. Thus, we use average aircraft on certificate as a key operating metric within a given reporting period.
Ending aircraft on certificate
We define ending aircraft on certificate as the number of airworthy aircraft in our fleet as certified by the FAA at the end of a given reporting period. We use ending aircraft on certificate to measure fleet growth in comparison to historical periods.
Aircraft contributing to revenues
We define aircraft contributing to revenues as the number of aircraft on certificate that completed a customer flight leg during the reporting period. Aircraft contributing to revenues during a given reporting period is lower than the number of aircraft on certificate due to unavailable aircraft resulting from maintenance and/or refurbishment.
Total flight hours
We define total flight hours as the actual flight time from the moment of aircraft lift-off at the departure airport until it touches ground at the end of a flight. We believe total flight hours are a useful metric to measure the usage of our programs and the scale of our fleet and revenue growth.
Total hours per aircraft
We define total hours per aircraft as the total flight hours divided by the average number of aircraft on our operating certificates during the reporting period. We use total hours per aircraft to assess operational efficiency as it pertains to aircraft utilization and mitigation of downtime, which can result from maintenance and/or crew availability.
Members per aircraft
We define members per aircraft as members contributing to revenues divided by aircraft contributing to revenues. We use members per aircraft to control the customer experience through the management of our customer to aircraft ratio. In the fourth quarter of 2023, 99.5% of our customers were fulfilled on our fleet without the potential high-cost of reliance of third parties to meet demand. An optimal customer to aircraft ratio allows us to gain a competitive advantage by having sufficient aircraft available to meet member demand and be flexible to backfill unused aircraft for wholesale use.
Components of Results of Our Operations
The key components of our results of operations include:
Revenue
We derive revenue from charter flights, which include our jet club, GRP, fractional programs, wholesale, retail, and from our MRO services.

Customers prepay us in advance for member flights based on contractual rates depending on the type of flight. We then recognize revenue from these prepayments upon completion of a flight.
Jet club members pay an initial non-refundable flight deposit where the amount of the flight deposit impacts the contractual rates paid. We recognize this kind of revenue and membership fees monthly as the Company stands ready to provide flight services as requested by the customer, thereby satisfying our related performance obligation.
Revenue for flights and related services is recognized when such services are provided to the customers. Fluctuations in revenue during any given period in the flights and related services portion of our jet club program are directly correlated to customer demand.
We derive GRP revenue from contracts with wholesale customers whereby the customer commits to purchase a specified minimum number of hours per quarter in exchange for guaranteed access to specific aircraft. The customer pays daily and hourly rates depending upon aircraft type as well as other incidental fees. Although the customer is committed to a minimum number of flight hours per aircraft and a minimum number of aircraft, actual GRP revenue is highly variable as the customer controls the timing, frequency and total volume of usage, sometimes resulting in significant revenue above or below the contractual minimum. We recognize the monthly minimum as revenue ratably over time and any variable consideration generated from flight services above the minimum in the period of performance.
We recognize fractional revenue from the sales of fractional ownership interests in aircraft over the term of the agreement. In certain contracts the customer can require us to repurchase the interest after a fixed period of time but prior to the contractual termination date of the contract. This is accounted for as a right of return. The consideration from the fractional ownership interest, as adjusted for any customer right of return, is recognized over the term of the contract on a straight-line basis. Variable consideration generated from flight services is recognized in the period of performance.
MRO services are comprised of a single performance obligation for aircraft maintenance services such as modifications, repairs and inspections. MRO revenue is recognized over time based on the cost of parts and supplies consumed and labor hours worked for each service provided. Any billing for MRO services that exceeds revenue earned to date is included in deferred revenue on the consolidated balance sheets.
Costs and expenses
Cost of revenue
Cost of revenue primarily consists of direct expenses incurred to provide flight services and facilitate operations, including aircraft lease costs, fuel, payroll expenses including wages and employee benefits for employees directly providing and facilitating flight services, crew travel, insurance, maintenance, subscriptions, and third-party flight costs.
Selling, general and administrative
Selling, general and administrative expense primarily consists of non-flight related employee compensation wages and benefits in our finance, executive, human resources, legal and other administrative functions, employee training, third-party professional fees, corporate travel, advertising, and corporate related lease expenses.
Depreciation and amortization
Depreciation and amortization expense primarily consists of depreciation of capitalized aircraft. Depreciation and amortization also includes amortization of capitalized software development costs.
Other income (expense)
Interest income
Interest income consists of interest earned on municipal bond funds and treasury bills.
Interest expense
Interest expense primarily consists of interest paid or payable and the amortization of debt discounts and deferred financing costs on our loans.
Gain on forgiveness of CARES Act loan
Consists of amounts related to loan forgiveness granted under the Payroll Protection Program.
Gain on sale of property and equipment
Consists of aircraft sales in excess (gain) or below (loss) their net book value.

Gain on lease termination
Consists of gains (losses) that arise from the difference between the carrying amount of right-of-use assets and lease liability recorded on the consolidated balance sheets.
Change in fair value of derivative liability
Change in fair value of derivative liability reflects the non-cash change in the fair value of our embedded derivatives attributed to our convertible notes.
Change in fair value of warrant liabilities
Change in fair value of warrant liabilities reflects the non-cash change in fair value of our warrant liabilities attributed to our warrants.
Gain on extinguishment of debt
Consists of gain on the conversion of our bridge notes at the closing of the Merger.
Other expense
Other expense consists of dividend income, realized gain/loss on sales of investment securities, and state tax payments.

Results of Operations
Results of Our Operations for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
The following table sets forth our results of operations for the years ended December 31, 2023 and 2022 (in thousands, except percentages):

	Year Ended December 31,		Change in
	2023	2022	$	%
Revenue	$315,362	$320,042	$(4,680)	(1%)
Costs and expenses
Cost of revenue	264,176	255,441	8,735	3%
Selling, general and administrative	75,430	53,794	21,636	40%
Depreciation and amortization	26,982	23,114	3,868	17%
Total costs and expenses	366,588	332,349	34,239	10%
Loss from operations	(51,226)	(12,307)	(38,919)	N/M
Other income (expense)
Interest income	4,629	782	3,847	N/M
Interest expense	(22,223)	(8,291)	(13,932)	(168%)
Gain on forgiveness of CARES Act loan	339	—	339	N/M
Gain on sale of property and equipment	13,905	15,333	(1,428)	(9)%
Gain on lease termination	29	143	(114)	(80%)
Change in fair value of derivative liability	(14,589)	470	(15,059)	N/M
Change in fair value of warrant liabilities	(334)	—	(334)	N/M
Gain on extinguishment of debt	14,843	—	14,843	N/M
Other expense	(111)	(282)	171	61%
Total other income (expense), net	(3,512)	8,155	(11,667)	(143)%
Loss before income taxes	(54,738)	(4,152)	(50,586)	N/M
Income tax expense	—	—	—	N/M
Net loss	(54,738)	(4,152)	(50,586)	N/M
Less: Net income attributable to redeemable noncontrolling interests	1,080	—	1,080	N/M
Less: Net loss attributable to noncontrolling interests	(8,983)	(10,200)	1,217	12%
Net income (loss) attributable to flyExclusive, Inc.*	$(46,835)	$6,048	$(52,883)	N/M
Revenue

	Year Ended December 31,		Change
(In thousands)	2023	2022	Amount		%
Jet club and charter	$237,802	$194,874	$42,928	$—	22%
Guaranteed revenue program	66,916	123,104	(56,188)	0	(46)%
Fractional ownership	6,038	508	5,530	0	N/M
Maintenance, repair, and overhaul	4,606	1,556	3,050	0	196%
Total revenue	$315,362	$320,042	$(4,680)	$—	(1%)
Jet club and charter revenue increased by $42.9 million, or 22%, to $237.8 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. 105.2% of the increase in jet club and charter revenue was attributable to an increase in flight hours, partially offset by a decrease in effective hourly rates of 5.2% during the year ended December 31, 2023 compared to the year ended December 31, 2022.
GRP revenue decreased by $56.2 million, or 46%, to $66.9 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease was due to the termination of the WUP agreement that occurred on June 30, 2023, resulting in no GRP revenue during the third and fourth quarters of 2023. Due to the termination of the GRP Agreement with WUP, our sole GRP customer, we do not expect new GRP generated revenue beyond the year ended December 31, 2023.
Fractional ownership revenue increased by $5.5 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022 as the fractional ownership program was not introduced until the second quarter of 2022 and generated an immaterial amount of revenue during the year ended December 31, 2022.
Maintenance, repair, and overhaul revenue increased by $3.0 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022 as the MRO program was launched in the third quarter of 2021, but the Company did not start performing substantial services for outside customers until the second half of 2022.
We expect our revenue to increase over time as a result of adding aircraft to our fleet and forecasted membership growth.
Costs and expense
Cost of revenue
Cost of revenue increased by $8.7 million, or 3%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to:
-An increase of $9.8 million for salaries & wage related expense;
-An increase of $5.9 million for aircraft lease expense;
-An increase of $4.7 million for aircraft repair & maintenance;
-An increase of $2.0 million for affiliate lift expense;
-An increase of $0.9 million in aircraft IT & WIFI;
-A decrease of $13.5 million for cost of fuel mainly due to a national decrease in fuel prices, which was slightly offset by an overall increase in our aircraft usage for the year ended December 31, 2023 as compared to the year ended December 31, 2022;
-A decrease of $0.8 million for insurance expense; and
-A decrease of $0.2 million for ground expenses.
The remaining fluctuations were not individually significant.
Selling, general and administrative
Selling, general and administrative expenses increased by $21.6 million, or 40%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in selling, general and administrative expenses was primarily attributable to:
-An increase of $14.2 million in professional fees, advertising, and marketing costs;
-An increase of $4.0 million in personnel-related expenses, as we expanded our headcount to serve our growing customer base;
-An increase of $2.7 million in bad debt expense;
-An increase of $1.2 million in software costs;
-An increase of $0.9 million in rent expense; and
-A decrease of $1.2 million in training costs.
The remaining fluctuations were not individually significant.
Depreciation and amortization
Depreciation and amortization expenses increased by $3.9 million, or 17%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to an increase in depreciation expense resulting from newly purchased aircraft.

Other income (expense)
Gain on forgiveness of CARES Act loan
Gain on forgiveness of CARES Act Loan reflects payroll protection program forgiveness. We did not access those programs in 2022 to support the operations of our business, whereas they resulted in $0.3 million in grant income during the year ended December 31, 2023 due to additional payments being received in 2023. We do not expect significant grant income in the future.
Interest income
Interest income increased by $3.8 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily as a result of an increase in interest income on treasury bills and no comparable activity during the year ended December 31, 2022.
Interest expense
Interest expense increased by $13.9 million, or 168%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase in interest expense was primarily attributable to the $85 million convertible notes funded in Q4 of 2022, an increase in the outstanding principal balance on notes payable, and an increase in the interest rate on our variable rate loans.
Gain on sale of property and equipment
Gain on sale of property and equipment decreased by $1.4 million, or 9%, as a result of the favorable environment for selling aircraft for the year ended December 31, 2022 as compared to the year ended December 31, 2023.
Change in fair value of derivative liability
Change in fair value of derivative liability changed by $15.1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to the identification and measurement of an embedded derivative related to our convertible notes in 2023. There was no comparable activity in 2022.
Change in fair value of warrant liabilities
Change in fair value of warrant liabilities changed by $0.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to warrants recorded during the fourth quarter of 2023 as a result of the Merger. There was no comparable activity in 2022.
Gain on extinguishment of debt
Gain on extinguishment of debt changed by $14.8 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to the identification of a gain upon the conversion of our Bridge Notes at closing of the Merger. There was no comparable activity in 2022.
Other expense
Other expense changed by $0.2 million, or 61%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily as a result of a $0.2 million decrease in dividend income and a $0.5 million increase in state taxes, partially offset by a $0.4 million increase on the write-off of an aircraft deposit credit balance and a $0.2 million increase on realized losses related to marketable securities.
The remaining fluctuations were not individually significant.
Liquidity and Capital Resources
Sources and Uses of Liquidity
Our principal sources of liquidity have historically consisted of financing activities, including proceeds from equity of the owner, notes payable, and operating activities, primarily from the increase in deferred revenue associated with prepaid flights. As of December 31, 2023 we had $11.6 million of cash and cash equivalents, $71.2 million in short-term investments in securities and $2.1 million available borrowing capacity under the term loan. As of December 31, 2023, we had $0.5 million of available borrowing capacity under the revolving line of credit. In addition, as described below, in January 2024 we entered into a senior secured note to borrow up to $25.8 million and as described below, in March 2024, we issued non-convertible redeemable preferred stock providing the Company approximately $25.0 million of capital. Our cash equivalents primarily consist of liquid money market funds, and our investments primarily consist of fixed-income securities including corporate bonds, government bonds, municipal issues, and U.S. treasury bills.
We have consistently maintained a working capital deficit, in which our current liabilities exceed our current assets. We believe that the working capital deficit is common within the private aviation industry and is primarily, but not wholly, due to the nature of our deferred revenue, primarily related to prepaid flights, which are performance obligations generally for future flights. Our primary needs for liquidity are to fund working capital, debt service requirements, lease and purchase obligations, capital expenditures, and for general corporate purposes. Our cash needs vary from period to period, primarily based on the timing of aircraft purchases and the costs of aircraft engine overhauls, repairs, and maintenance.
We believe factors that could affect our liquidity include our rate of revenue growth, changes in demand for our services, competitive pricing pressures, other growth initiatives, our ability to keep increases in operating expenses in line with growth in revenues, and overall economic conditions. To the extent that our current liquidity is insufficient to fund future activities, we would need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through debt financing arrangements. If we raise additional funds by issuing equity securities, the ownership of existing shareholders will be diluted. The incurrence of additional debt financing would result in debt service obligations, and any such debt could include operating and financing covenants that could restrict our operations. In the event that additional funds are required from outside sources, we might not be able to raise funds on terms acceptable to us or at all.
We believe that our existing cash on hand, cash generated from operations and available borrowings under our debt arrangement will enable us to secure refinancing as needed to meet our obligations as they become due within the next 12 months. If we are not able to refinance, our liquidity and business would be materially adversely impacted.
Cash Requirements
Our material cash requirements include the following contractual and other obligations:
Short Term Notes Payable
We have entered into multiple short-term loan agreements with various lenders for the purpose of financing the purchase of aircraft. The loan agreements have varying interest rates, maturity dates and-lender imposed restrictions.
Credit Facility
In August 2018, we entered into a term loan agreement with a maximum borrowing capacity of $12.3 million. We have since entered into amended term loan agreements, which have raised the maximum borrowing capacity to $15.3 million as of December 31, 2023.
The current iteration of the term loan agreement matures September 2024 and allows the option to elect an interest rate equal to the SOFR-Based Rate or the Prime-Based Rate.
Convertible Notes
In connection with the Equity Purchase Agreement, we issued an aggregate principal amount of $50.0 million of the Bridge Notes to an investor, which facility had the ability to increase to $85.0 million. In October 2022, we requested and received the additional $35.0 million from two other investors, bringing the total aggregate principal amount to $85.0 million.
The Bridge Notes accrue interest daily at annual rate of 10% prior to the occurrence of the termination of the Equity Purchase Agreement (the “De-SPAC Termination Event”) and 15% after the De-SPAC Termination Event. Before the De-SPAC Termination Event, interest is payable in kind, with accrued interest added to the outstanding principal balance and deemed to be paid. In the event of a De-SPAC Termination Event, the outstanding principal amount, plus payable in-kind interest, becomes payable in a monthly amount equal to the outstanding obligation divided by 24 months. The convertible notes were exchanged for equity on December 27, 2023 upon the closing of the De-SPAC combination.
Credit Facility (Revolving Line of Credit)
In March 2023, the Company entered into a revolving uncommitted line of credit loan (the “Master Note”). The Master Note provides a line of credit of up to $60.0 million. At the Company’s option, the annual interest rate on term loans drawn from the Master Note is equal to either the Prime-Based Rate, defined as the greater of 1.25% or the prime rate minus 1.88%, or the Daily Simple SOFR-Based Rate, defined as the greater of 1.25% or the Daily Simple SOFR plus 1.25%. On March 9, 2024, we entered into an amendment to extend the maturity date of the Master Note from March 9, 2024 to September 9, 2025.

We drew an initial $44.3 million principal amount in March 2023, with the selected interest option of SOFR plus 1.25%. In April, September and October 2023, we drew additional $3.3 million, $8.7 million and $3.0 million principal amounts, respectively, under the Master Note with the selected interest option of SOFR plus 1.25%.
Senior Secured Notes
In December 2023, we issued $15.7 million in principal amount of senior secured notes due in December 2024 in a private offering. The notes were issued with a stated rate of 14% and interest is payable monthly in arrears. The senior secured notes will mature one year from closing date, in which the full principal amount will be due, along with any accrued unpaid interest. The Company will use the proceeds from the issuance to fund aircraft purchases.
Long-Term Loan Agreement
In connection with the acquisition of a new aircraft in November 2023, we entered into a long-term promissory note agreement with a principal amount of $7.6 million. The note bears a fixed interest rate of 9.45% and has a maturity date ten years from the note agreement date. The note was fully repaid in December 2023.
See Note 15, "Debt," to our financial statements included elsewhere in this filing for further information of our debt arrangements.
January 2024 Senior Secured Note
On January 26, 2024 (the “Effective Date”), FlyExclusive Jet Share, LLC (the “Borrower”), a wholly-owned indirect subsidiary of the Company entered into a Senior Secured Note (the “Senior Secured Note”) with ETG FE LLC (the “Noteholder”), Kroll Agency Services, Limited, as administrative agent (the “Administrative Agent”) and Kroll Trustee Services, Limited, (the “Collateral Agent”).
The Senior Secured Note covers borrowings of an aggregate principal amount of up to approximately $25.8 million, up to $25.0 million of which is to finance the purchase or refinancing of aircraft relating to the Company’s fractional ownership program (the “Revolving Loan”). The Senior Secured Note matures on January 26, 2026 (the “Maturity Date”), at which time the aggregate outstanding principal amount and all accrued and unpaid interest (including accrued and unpaid fees and expenses) shall be due and payable.
Following the occurrence of any Prepayment Event (as defined in the Senior Secured Note), at the option of the then majority Noteholders, the Borrower shall prepay the outstanding principal amount, all accrued and unpaid interest, and all other amounts in cash necessary to pay the Senior Secured Note in full.
The Senior Secured Note carries an interest rate of 3.00% per annum for the outstanding principal amount on deposit in the cash escrow account and 13.00% per annum for the outstanding principal amount that is withdrawn and released to the Borrower. All accrued and unpaid interest is due and payable in arrears on the last day of each calendar month (a “Payment Date”), commencing with the last day of the first calendar month following the first borrowing date and continuing until payment in full. On each Payment Date, the Borrower shall make a payment of the outstanding principal amount equal to 1.00% of each advance amount withdrawn from the cash escrow account and released to the Borrower and that has been outstanding for more than thirty (30) days.
March 2024 Non-Convertible Redeemable Preferred Stock
On March 4, 2024 (the “Effective Date” or the “Initial Issue Date”), flyExclusive, Inc., a Delaware corporation (the “Company”) entered into a Securities Purchase Agreement (the “Agreement”) with EnTrust Emerald (Cayman) LP, a Cayman Islands limited partnership (the “Purchaser”), pursuant to which the Company agreed to issue and sell to the Purchaser 25,000 shares of Series A Non-Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), at a purchase price of $1,000 per share and a warrant (the “Warrant”) to purchase shares of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”). The transaction closed on the Effective Date and provides the Company approximately $25 million of capital.
Dividends will be due and payable annually in arrears on March 4 (the “Dividend Payment Date”) by either (A) cash payment or (B) to the extent not declared and paid in cash on the Dividend Payment Date, automatically compounded; provided that, the Company may not declare and pay in cash any dividends prior to the third Dividend Payment Date. On the third Dividend Payment Date, the Company must declare and pay at least 43% of the dividends in cash, and with respect to each subsequent Dividend Payment Date, the Company must pay 100% of the dividends in cash.
After the first-year anniversary of the Initial Issue Date, to the extent not prohibited by law, the Company may elect to redeem all outstanding shares of Series A Preferred Stock, or any portion thereof, for cash at a redemption price per share as detailed in the Series A Certificate of Designation. After the fifth-year anniversary of the Initial Issue Date, each holder of the Series A Preferred Stock may elect to require the Company to redeem all of its outstanding shares of Series A Preferred Stock, or any portion thereof, for cash at a redemption price per share as detailed in the Series A Certificate of Designation. The Series A Certificate of Designation also describes events triggering mandatory redemption of the Series A Preferred Stock, including a Bankruptcy Event or a Change of Control Event, each as defined in the Series A Certificate of Designation.
Leases
We have entered into various lease arrangements for vehicles, hangars, office space and aircraft. In addition to leases of aircraft, we are obligated to pay into aircraft reserve programs.
The duration of our leases varies from two to 30 years, and the leases are generally non-cancellable operating leases. Our vehicle leases are typically month-to-month and are classified as short-term leases.
See Note 16, "Leases" to our financial statements included elsewhere in this filing for further detail of our lease arrangements.
Short-Term Expenditures
We currently anticipate that cash required for expenditures for the next 12 months is approximately $137.6 million, which includes accounts payable of $30.2 million, other current liabilities of $28.7 million, short-term notes payable of $33.3 million, short-term debt contractual principal payments due of $26.5 million, non-cancellable lease payments of $17.9 million and excise tax payable of $1.0 million. We plan to refinance contractual principal payments that comprise the short-term debt liability as they become due. As stated above, we have maintained a positive relationship with our debtholders and have not historically had any difficulty refinancing our debt obligations. Based on our historical experience and the fact that we have not suffered any decline in creditworthiness, we expect that our cash on hand and cash earnings will enable us to secure the necessary refinancing. The accounts payable, accrued expenses, and lease liabilities will be settled using a combination of cash generated by operations, sale of investments and incremental borrowing activity, if necessary.
Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Item 1A, "Risk Factors — Risks Related to Our Business and Industry."
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$8,665	$45,639
Investing activities	(62,031)	(167,266)
Financing activities	41,813	123,675
Net (decrease) increase in cash and cash equivalents	$(11,553)	$2,048
Net cash flows from operating activities
Net cash provided by operating activities for the year ended December 31, 2023 was $8.7 million, resulting from our net loss of $54.7 million, $27.0 million of depreciation and amortization, a $0.8 million change in amortization of contract costs, a $18.3 million change in non-cash lease expense, a $20.9 million increase from net changes in operating assets and liabilities, a $14.6 million change in fair value of derivative liability, a $0.9 million change in stock-based compensation expense, a $0.2 million loss on investment securities, a $0.1 million change in fair value of a private placement warrant liability, a $0.2 million change in the fair value of the public warrant liability and $9.9 million from non-cash interest expense, partially offset by a $14.8 million gain on extinguishment of debt, a $13.9 million gain on the sale of property a $3.0 million change in non-cash interest income and a $0.3 million gain on forgiveness of the Cares Act loan. The $20.9 million increase provided from operating assets and liabilities is primarily due to a $33.3 million increase from deferred revenue, $13.1 million increase from other non-current liabilities, $17.0 million increase from accounts receivable and related party receivables, $7.7 million increase from accounts payable, $0.5 million increase from other receivables, a $0.7 million cash inflow from aircraft inventory, $2.4 million increase from current liabilities and a $0.3 million increase from prepaid expenses and other current assets, partially offset by a $37.5 million decrease from customer deposits, and a $16.4 million decrease from right-of-use assets.
Net cash provided by operating activities for the year ended December 31, 2022 was $45.6 million resulting from our net loss of $4.2 million, $23.1 million of depreciation and amortization, a $0.7 million change in amortization of contract costs, a $13.0 million change in non-cash lease expense, a $26.2 million increase from net changes in operating assets and liabilities and $2.3 million from non-cash interest expense, partially offset by a $15.3 million gain on the sale of property. The $26.2 million increase provided from operating assets and liabilities is primary due to a $12.5 million increase from customer deposits, a $27.8 million increase from deferred revenue, $4.5 million increase from accounts payable, a $11.8 million increase from other current liabilities and a $3.7 million increase from other non-current liabilities, partially offset by a $9.1 million decrease from accounts receivable and related party receivables, a $12.8 million decrease from right-of-use assets, a $2.0 million decrease from prepaid expenses and other current assets, a $5.7 million decrease from other receivables, a $3.9 million decrease from aircraft inventory and a $0.6 million decrease from other assets.
Net cash flows from investing activities
Net cash used in investing activities for the year ended December 31, 2023 was $62.0 million, primarily due to purchases of property and equipment of $83.6 million, purchases of engine overhauls of $20.8 million, purchases of investments of $104.0 million and capitalized development costs of $0.8 million. Partially offsetting the increase in net cash used in investing activities were proceeds from the sale of property and equipment of $42.0 million and proceeds from the sale of investments of $105.2 million.
Net cash used in investing activities for the year ended December 31, 2022 was $167.3 million primarily due to purchases of property and equipment of $146.0 million, purchases of investments of $70.5 million, and purchases of engine overhauls of $21.1 million. Partially offsetting the increase in net cash used in investing activities were proceeds from sales of property and equipment of $60.5 million and proceeds from sales of investments of $10.2 million.
Net cash flows from financing activities
Net cash provided by financing activities for the year ended December 31, 2023 was $41.8 million, resulting primarily from proceeds from the Merger of $8.4 million, proceeds from debt of $131.8 million to fund purchases of property and equipment, investments, and engine overhauls and proceeds from notes receivable to non-controlling interest of $4.2 million. Partially offsetting the increase in net cash provided by financing activities were net cash distributions of $41.5 million, repayments of debt of $56.7 million, payments of deferred financing costs of $3.3 million and payments of debt issuance costs of $1.1 million.
Net cash provided by financing activities for the year ended December 31, 2022 was $123.7 million primarily resulting from proceeds from debt of $88.2 million, proceeds from issuance of convertible notes of $85.0 million, and net cash contributions of $2.4 million, partially offset by repayments of debt of $52.0 million.
Contractual Obligations, Commitments and Contingencies
Our principal commitments consist of contractual cash obligations under our borrowings with banks, and operating leases for certain controlled aircraft, corporate headquarters, and operational facilities, including aircraft hangars. Our obligations under our borrowing arrangements are described in Note 15, “Debt,” and for further information on our leases, see Note 16, “Leases,” of the accompanying consolidated financial statements included elsewhere herein.
From time to time, we are involved in various litigation matters arising in the ordinary course of business. We believe that we have meritorious arguments in our current litigation matters and that any outcome, either individually or in the aggregate, will not be material to our financial position or results of operations.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of our operations is based on our consolidated financial statements and accompanying notes, which have been prepared in accordance with GAAP. Certain amounts included in or affecting the consolidated financial statements presented herein and related disclosure must be estimated, requiring management to make assumptions with respect to values or conditions which cannot be known with certainty at the time the consolidated financial statements are prepared. Management believes that the accounting policies set forth below comprise the most important “critical accounting policies” for the company. A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results of operations and that involves difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management evaluates such policies on an ongoing basis, based upon historical results and experience, consultation with experts and other methods that management considers reasonable in the particular circumstances under which the judgments and estimates are made, as well as management’s forecasts as to the manner in which such circumstances may change in the future. We have reviewed our critical accounting estimates with the audit committee of our Board of Directors.
Revenue Recognition
Revenue is recognized when the promised services are performed and in an amount that reflects the consideration we expect to be entitled to in exchange for those services using the following steps:
1.identification of the contract, or contracts, with a customer.
2.identification of performance obligations in the contract.
3.determination of the transaction price.
4.allocation of the transaction price to the performance obligations in the contract; and,
5.recognition of revenue when or as the performance obligations are satisfied.
Determining the transaction price may require significant judgement and is determined based on the consideration we expect to be entitled to in exchange for transferring services to the customer, excluding amounts collected on behalf of third parties such as sales taxes.
During the years ended December 31, 2023 and 2022, we earned revenue primarily from the programs below:
Jet Club Membership
Jet Club members are guaranteed access to our fleet of light, midsize and super-midsize aircraft in exchange for a monthly fee. New members pay a deposit, up to a maximum of $500 thousand, depending on their level of membership. Membership levels are available to members, which determines the daily rates a member is charged for future flights. Incidental fees are also applied against a member’s account. The initial and any subsequent deposits are non-refundable and must be used for the monthly membership fee or for future flight services. These customer deposits are included in deferred revenue on the condensed consolidated balance sheets until used by the customer. The membership services performance obligation is satisfied over time on a monthly basis. Revenue for flights and related services is recognized when such services are provided to the customer at a point in time.
Guaranteed Revenue Program
We launched a guaranteed revenue program with a single customer on November 1, 2021. Under this program, we served as an on-demand charter air carrier and guaranteed the services of a specified fleet of aircraft as directed by the customer. We required a deposit of $1,250 per reserved aircraft. These deposits were included within other non-current liabilities on the condensed consolidated balance sheets. The customer was charged hourly rates for flight services depending on aircraft type in addition to incidental fees. The customer was committed to a minimum number of flight hours per aircraft and a minimum number of aircraft. Revenue was recognized using the right-to-invoice practical expedient. The guaranteed minimum was enforceable and billable on a quarterly basis. The term of the agreement was for a minimum of 28 months, which included a drawdown period of 10 months if the agreement was terminated, which we did on June 30, 2023. See Note 22, "Commitments and Contingencies," for more information on the termination and subsequent litigation.
Fractional Ownership
The fractional revenue stream involves a customer purchasing a fractional ownership interest in an aircraft for a contractual term of up to five years. Customers have the right to flight and membership services from a fleet of aircraft, including the aircraft they have fractionally purchased. Customers are charged for flight services as incurred based on agreed upon daily and hourly rates in addition to the upfront fractional ownership purchase price. At the end of the contractual term, we have the unilateral right to repurchase the fractional interest. In certain contracts the customer can require us to repurchase their ownership interest after a fixed period of time but prior to the contractual termination date of the contract. The repurchase price, whether at the contractual termination date or at the specified earlier date, is calculated as follows: 1) the fair market value of the aircraft at the time of repurchase, 2) multiplied by the fractional ownership percentage, 3) less a remarketing fee. At the time of repurchase, all fractional ownership interests revert to us, and all rights to flight and membership services are relinquished. We assessed whether these repurchase agreements results in a lease contract under the scope of ASC 842 but determined that they are revenue contracts under the scope of ASC 606 since the repurchase price is lower than the original selling price, and the customer does not have a significant economic incentive to exercise the put option. Further, the fractional ownership sales are accounted for as containing a right of return and the resulting liability is included within other non-current liabilities on the condensed consolidated balance sheet. The consideration from the fractional ownership interest, as adjusted for any related customer right of return, is included in deferred revenue on the condensed consolidated balance sheets and recognized over the term of the contract on a straight-line basis as the membership services are provided. Variable consideration generated from flight services is recognized in the period of performance.
Maintenance Repair and Overhaul
We separately provide maintenance and repair services for aircraft owners and operators at certain facilities. MRO ground services are comprised of a single performance obligation for aircraft maintenance services such as modifications, repairs and inspections. MRO revenue is recognized over time based on the cost of parts and supplies inventory consumed and labor hours worked for each service provided. Any billing for MRO services that exceeds revenue earned to date is included in deferred revenue on the condensed consolidated balance sheets.
Fair Value Measurements
Certain assets and liabilities are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2— Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.
The Company’s cash equivalents and investments in securities are carried at fair value in Level 1 or Level 2, determined according to the fair value hierarchy described above. The carrying values of the Company’s accounts receivable, other receivables, parts and supplies inventory, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these instruments.
The Company’s convertible note, as discussed in Note 15, "Debt," contains an embedded derivative feature that was required to be bifurcated and remeasured to fair value at each reporting period based on significant inputs not observable in the market, and is classified as a Level 3 measurement according to the fair value hierarchy described above. The carrying amounts of the Company’s convertible notes approximate their fair values as the interest rates of the convertible notes are based on prevailing market rates.
See Note 4, "Fair Value Measurements," for further discussion on the Company’s assets and liabilities carried at fair value.
Convertible Note and Embedded Derivative Feature
We elected to account for our convertible note at its carrying value, which we believe approximates fair value as the interest rate of the convertible note is based on prevailing market rates. Our convertible note contains a conversion feature that was identified as an embedded derivative feature that was required to be bifurcated and remeasured to fair value at each reporting period, with changes in the fair value of the embedded derivative liability recognized as a component of other income (expense).
The fair value of the embedded conversion derivative feature was estimated using the Monte Carlo Simulation (“MCS”), where the value of the embedded derivative was estimated using Level 3 inputs. The MCS analysis contains inherent assumptions related to expected stock price, volatility, estimated de-SPAC date, risk-free interest rate, estimated market yield and the probability of a successful transaction. Due to the use of significant unobservable inputs, the overall fair value measurement of the embedded derivative is classified as Level 3. If any of the assumptions used in the MCS changes significantly, the embedded derivative may differ materially from that recorded in the current period.

Derivative share issuance obligation
We account for the obligation to issue shares as an equity-classified derivative in accordance with the scope exception guidance in ASC 815-10-15-74(a). The derivative was created as a result of a direct offering cost, and as such, the offset of the equity-classified derivative is recorded to APIC on our consolidated balance sheet.
The fair value of the derivative share issuance obligation was estimated using the Finnerty Put-Option Model (the "Put Option Model"). The Put Option Model analysis contains inherent assumptions related to the estimated volatility, expected term, dividend yield and an assumption for a Discount for Lack of Marketability ("DLOM"). Due to the nature of these inputs, the fair value of the equity-classified derivative share issuance obligation is considered to be a Level 3 derivative. If any of the assumptions used to calculate the fair value changes significantly, the fair value of the derivative share issuance obligation may differ materially from that recorded in the current period.
Public and Private Warrants
In connection with the Merger, the Company assumed EGA public and private placement Warrants. Each of the public and private placement Warrants is exercisable at an exercise price of $11.50 for one share of flyExclusive Class A Common Stock, subject to adjustments. The Warrants may be exercised for a whole number of shares of our common stock. No fractional shares will be issued upon exercise of the Warrants. The Warrants will expire on December 27, 2028, or earlier upon redemption or liquidation.
The Private Placement Warrants are identical to the Public Warrants except that the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the EGA Sponsor or their permitted transferees. If the private Warrants are held by someone other than the original purchasers or their permitted transferees, we have the ability to redeem the private Warrants, which will be exercisable by such holders on the same basis as the public Warrants.
The Warrants are classified as derivative liabilities because they do not meet the criteria in ASC 815-40 to be considered indexed to our own stock as the derivatives can be settled for an amount that is not equal to the difference between the fair value of a fixed number of our shares and a fixed monetary amount. The Warrants are measured at fair value both on the date of the issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded in the consolidated statement of operations and comprehensive income (loss) as a gain or loss.
Impairment of Long-Lived Assets
Long-lived assets include aircraft, property and equipment, finite-lived intangible assets, and operating lease right-of-use assets. We review the carrying value of long-lived assets for impairment when events or circumstances indicate that the carrying value might not be recoverable based on the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The circumstances that would indicate potential impairment may include, but are not limited to, a significant change in the manner in which an asset is being used or losses associated with the use of an asset. We review long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified and measured. If the carrying amount of a long-lived asset or asset group is determined not to be recoverable, an impairment loss is recognized and a write-down to fair value is recorded.
Leases
ASU 2016-02, Leases (Topic 842), as amended, was adopted on January 1, 2019 utilizing a modified retrospective approach. We adopted the package of practical expedients available at transition that retained the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. Contracts entered into prior to adoption were not reassessed for leases or embedded leases. Upon adoption, we did not use hindsight in determining lease term and impairment. For lease and non-lease components, we have elected to account for both as a single lease component. We have elected the practical expedient not to recognize leases with an initial term of 12 months or less on our consolidated balance sheets and lease expense is recognized on a straight-line basis over the term of the short-term lease. Variable lease payments are recognized as lease expense as they are incurred.
We determine if an arrangement is a lease at inception on an individual contract basis. Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current, and operating lease liabilities, non-current on the consolidated balance sheets. Operating lease right-of-use assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease right-of-use assets and operating lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. As most of our leases do not provide an explicit borrowing rate, management uses our incremental borrowing rate based on information available at the commencement date, or at the date of transition for leases transitioned to Topic 842 in determining the present value of the lease payments.
The operating lease right-of-use assets and operating lease liabilities include any lease payments made, including any variable amounts that are based on an index or rate, and exclude lease incentives. Variability that is not due to an index or rate, such as payments made based on hourly rates, are excluded from the lease liability. Leases sometimes include options to extend or terminate the lease. Renewal option periods are included within the lease term and the associated payments are recognized in the measurement of the operating right-of-use asset and operating lease liability when they are at our discretion and considered reasonably certain of being exercised. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
Recently Issued/Adopted Accounting Standards
Refer to the section titled “Recently Issued Accounting Standards Not Yet Adopted” in Note 2, "Summary of Significant Accounting Policies," of the notes to consolidated financial statements included.
JOBS Act Accounting Election
In April 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our audited financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
We have chosen to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of SOX, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (United States) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. We may remain an “emerging growth company” until the last day of the fiscal year following the fifth anniversary of the completion of this offering. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenue equals or exceeds $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an “emerging growth company” prior to the end of such five-year period.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In the ordinary course of operating our business, we are exposed to market risks. Market risk represents the risk of loss that may impact our financial position or results of operations due to adverse changes in financial market prices and rates. Our principal market risks are related to interest rates and aircraft fuel costs.
Interest Rates
We are subject to market risk associated with changing interest rates on certain of our borrowings, which are variable rate debt. Interest rates applicable to our variable rate debt could potentially rise and increase the amount of interest expense incurred. Through December 31, 2023, we had not purchased any derivative instruments to protect against the effects of changes in interest rates.
As of December 31, 2023, we had $88.8 million of variable rate debt, excluding VIE debt, including current maturities. The variable rate debt balance as of December 31, 2023 excluded VIE related borrowings. A hypothetical 100-basis points increase in market interest rates for the period would have resulted in approximately $0.6 million of additional interest expense in our consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2023.

We also hold a portfolio of fixed income available for sale securities that are interest rate sensitive. These investments are subject to decreases in value as a result of increases in interest rates. As a result, for the years ended December 31, 2023, we had aggregate unrealized losses of $0.1 million, which is included in other comprehensive income. Should we not be able to assert our intent and ability to hold the securities until recovery, we will have to recognize losses on these investments in earnings.
Aircraft Fuel
We are subject to market risk associated with changes in the price and availability of aircraft fuel. Aircraft fuel expense for the year ended December 31, 2023 represented approximately 27% of our total cost of revenue. A hypothetical 10.0% increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $7.0 million for the year ended December 31, 2023. Through December 31, 2023, we had not purchased any derivative instruments to protect against the effects of changes in fuel, although we are somewhat protected from increases because our variable agreements allow for rate adjustments for changes in fuel prices. See Item 1A, "Risk Factors — Risks Relating to Our Business and Industry — Significant increases in fuel costs could have a material adverse effect on our business, financial condition and results of operations” for additional information.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm (PCAOB ID: 149)
To the Shareholders and the Board of Directors of flyExclusive, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of flyExclusive, Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit)/members’ equity (deficit) and temporary equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/ Elliott Davis, PLLC

We have served as the Company's auditor since 2022.
Charlotte, North Carolina
April 30, 2024

Table of contents            flyExclusive, Inc.
Consolidated Balance Sheets

(in thousands, except share amounts)	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$11,626	$23,179
Accounts receivable, net	849	14,088
Other receivables	4,460	4,925
Due from related parties, current portion	1,911	2,996
Notes receivable, current portion	301	261
Parts and supplies inventory	5,142	5,872
Investments in securities	71,230	69,448
Prepaid engine overhauls, current portion	14,522	5,127
Prepaid expenses and other current assets	6,752	5,865
Total current assets	116,793	131,761
Notes receivable, non-current portion, net	21,177	4,856
Due from related parties, non-current	—	2,629
Property and equipment, net	253,976	252,693
Operating lease right-of-use assets	84,649	51,051
Intangible assets, net	2,234	2,432
Prepaid engine overhauls, non-current portion	41,531	48,310
Other non-current assets	670	484
Total assets	$521,030	$494,216

Table of contents            flyExclusive, Inc.
Consolidated Balance Sheets (continued)

(in thousands, except share amounts)	December 31, 2023	December 31, 2022
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) / MEMBERS' EQUITY
Current liabilities
Accounts payable	$30,172	$21,756
Excise tax payable	1,032	—
Long-term notes payable, current portion	26,471	23,581
Due to related parties	—	72
Deferred revenue, current portion	83,914	58,023
Operating lease liabilities, current portion	17,907	9,782
Other current liabilities	28,705	21,777
Short-term notes payable	14,396	3,704
Short-term notes payable - related party	18,939	—
Total current liabilities	221,536	138,695
Long-term notes payable, non-current portion	166,818	222,320
Operating lease liabilities, non-current portion	68,100	40,731
Deferred revenue, non-current portion	10,026	2,579
Derivative liability	—	971
Warrant liabilities	2,508	—
Other non-current liabilities	16,712	41,503
Total liabilities	$485,700	$446,799
Commitments and contingencies (Note 22)
Temporary equity
Redeemable noncontrolling interest	(35,525)	—
Stockholders' / members' equity
LGM Enterprises, LLC members' deficit	—	(4,641)
Accumulated other comprehensive loss	(69)	(476)
Class A common stock(1); par value $0.0001; 200,000,000 and zero shares authorized; 16,647,529 and zero shares issued and outstanding, respectively	2	—
Class B common stock(1); par value $0.0001; 100,000,000 and zero shares authorized; 59,930,000 and zero shares issued and outstanding, respectively	6	—
Additional paid-in capital	126,978	—
Accumulated deficit	(80,456)	—
Total flyExclusive stockholders’ equity	46,461	(5,117)
Noncontrolling interests	24,394	52,534
Total stockholders’ equity	70,855	47,417
Total liabilities, temporary equity and stockholders' / members' equity	$521,030	$494,216
(1) Equity interests issued and outstanding for periods prior to the date of the Merger have not been retroactively restated to give effect to the reverse recapitalization. Prior to the closing of the Merger (as defined in Note 3, "Merger"), the legal structure of LGM was a limited liability company with ownership interests consisting of members' units. Application of an exchange ratio of members' units for shares of common stock for periods prior to the Merger would not be representative of the capital structure of the Company after the Merger. See Note 3, "Merger," for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

Table of contents            flyExclusive, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
(in thousands)	2023	2022
Revenue	$315,362	$320,042
Costs and expenses
Cost of revenue	264,176	255,441
Selling, general and administrative	75,430	53,794
Depreciation and amortization	26,982	23,114
Total costs and expenses	366,588	332,349
Loss from operations	(51,226)	(12,307)
Other income (expense)
Interest income	4,629	782
Interest expense	(22,223)	(8,291)
Gain on forgiveness of CARES Act loan	339	—
Gain on sale of property and equipment	13,905	15,333
Gain on lease termination	29	143
Change in fair value of derivative liability	(14,589)	470
Change in fair value of warrant liabilities	(334)	—
Gain on extinguishment of debt	14,843	—
Other expense	(111)	(282)
Total other income (expense), net	(3,512)	8,155
Loss before income taxes	(54,738)	(4,152)
Income tax expense	—	—
Net loss	(54,738)	(4,152)
Less: Net income attributable to redeemable noncontrolling interests	1,080	—
Less: Net loss attributable to noncontrolling interests	(8,983)	(10,200)
Net income (loss) attributable to flyExclusive, Inc.*	$(46,835)	$6,048
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale debt securities	407	(476)
Comprehensive income (loss) attributable to flyExclusive, Inc.	$(46,428)	$5,572
The accompanying notes are an integral part of these consolidated financial statements.
*Basic and diluted earnings per share has not been presented for any period in the consolidated statements of operations and comprehensive income (loss). As a result of the Merger (as defined in Note 3, "Merger"), the Company's capital structure was significantly altered. The Company determined that presenting earnings per share for periods prior to the Merger and for the five-day period from the Closing Date to December 31, 2023 would not result in values meaningful to the users of the consolidated financial statements. See Earnings per Share in Note 2, "Summary of Significant Accounting Policies" for further discussion.

Table of contents                        flyExclusive, Inc.
Consolidated Statements of Stockholders' Equity (Deficit) / Members' Equity (Deficit) and Temporary Equity

	Temporary Equity	Permanent Equity
(in thousands, except share data)	Redeemable noncontrolling interest	Class A Common stock		Class B Common stock		LGM Enterprises, LLC members' deficit	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total flyExclusive stockholders’ equity	Noncontrolling Interests	Total stockholders’ equity / members' equity
		Shares	Amount	Shares	Amount
Balances at December 31, 2021	$—	—	$—	—	$—	$(11,737)	$—	$22	$—	$(11,715)	$61,402	$49,687
Contributions from members	—	—	—	—	—	10,078	—	—	—	10,078	14,549	24,627
Distributions to members	—	—	—	—	—	(9,037)	—	—	—	(9,037)	(13,217)	(22,254)
Other	—	—	—	—	—	7	—	—	—	7	—	7
Net income (loss)	—	—	—	—	—	6,048	—	(498)	—	5,550	(10,200)	(4,650)
Balances at December 31, 2022	$—	—	$—	—	$—	$(4,641)	$—	$(476)	$—	$(5,117)	$52,534	$47,417
Activity prior to the Merger:
Contributions from members	—	—	—	—	—	3,959	—	—	—	3,959	9,541	13,500
Distributions to members	—	—	—	—	—	(40,251)	—	—	—	(40,251)	(21,379)	(61,630)
Aircraft trades	—	—	—	—	—	7,319	—	—	—	7,319	(7,319)	—
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	156	—	156	—	156
Net loss, January 1, 2023 through December 27, 2023*	—	—	—	—	—	(47,134)	—	—	—	(47,134)	(8,891)	(56,025)
Effects of the Merger (see Note 3):
Merger, net of redemptions and transaction costs	(42,431)	7,027,255	1	60,000,000	6	80,748	37,452	—	(80,755)	37,452	—	37,452
Issuance of Class A common stock upon conversion of Bridge Notes	—	9,550,274	1	—	—	—	95,502	—	—	95,503	—	95,503
Redemption of LGM Common Units (triggering cancellation of Class B common stock) for Class A common stock and immediate transfer of Class A common stock to third party pursuant to Non-Redemption Agreement	—	70,000	—	(70,000)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	882	—	—	882	—	882
Equity-classified obligation to issue shares pursuant to Amended Underwriting Agreement	—	—	—	—	—	—	3,324	—	—	3,324	—	3,324
Reduction to equity resulting from equity-classified obligation to issue shares pursuant to Amended Underwriting Agreement being deemed an offering cost	—	—	—	—	—	—	(3,324)	—	—	(3,324)	—	(3,324)

Table of contents                        flyExclusive, Inc.
Consolidated Statements of Stockholders' Equity (Deficit) / Members' Equity (Deficit) and Temporary Equity (continued)

	Temporary Equity	Permanent Equity
(in thousands, except share data)	Redeemable noncontrolling interest	Class A Common stock		Class B Common stock		LGM Enterprises, LLC members' deficit	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total flyExclusive stockholders’ equity	Noncontrolling Interests	Total stockholders’ equity / members' equity
		Shares	Amount	Shares	Amount
Activity subsequent to the Merger:
Change in redemption value of redeemable noncontrolling interest	5,826	—	—	—	—	—	(5,826)	—	—	(5,826)	—	(5,826)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	251	—	251	—	251
Excise tax payable	—	—	—	—	—	—	(1,032)	—	—	(1,032)	—	(1,032)
Net income (loss), December 28, 2023 through December 31, 2023*	1,080	—	—	—	—	—	—	—	299	299	(92)	207
Balances at December 31, 2023	$(35,525)	16,647,529	$2	59,930,000	$6	$—	$126,978	$(69)	$(80,456)	$46,461	$24,394	$70,855
*The Merger occurred on December 27, 2023. As a result, net loss for the year ended December 31, 2023 was attributed to the pre-Merger period from January 1, 2023 through December 27, 2023 and to the post-Merger period from December 28, 2023 through December 31, 2023. During the pre-Merger period, net loss was attributable to LGM Enterprises, LLC and its noncontrolling interests. During the post-Merger period, net income was attributable to flyExclusive, Inc. and its noncontrolling interests and redeemable noncontrolling interest. Refer to the table below for the attribution of net income (loss) to controlling interests (LGM Enterprises, LLC for the pre-Merger period and flyExclusive, Inc. for the post-Merger period), noncontrolling interests, and redeemable noncontrolling interest during the pre-Merger and post-Merger periods.

(in thousands)	Controlling Interests	Noncontrolling Interests	Redeemable noncontrolling interest	Total
Net loss of LGM Enterprises, LLC attributed to the pre-Merger period from January 1, 2023 through December 27, 2023	$(47,134)	$(8,891)	$—	$(56,025)
Net income (loss) of flyExclusive, Inc. attributed to the post-Merger period from December 28, 2023 through December 31, 2023.	299	(92)	1,080	1,287
Total net income (loss) for the year ended December 31, 2023	$(46,835)	$(8,983)	$1,080	$(54,738)
The accompanying notes are an integral part of these consolidated financial statements.

Table of contents            flyExclusive, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(54,738)	$(4,152)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,982	23,114
Amortization of contract costs	827	653
Non-cash interest income	(2,983)	—
Non-cash interest expense	9,949	2,338
Non-cash rent expense	18,278	12,986
Gain on sale of property and equipment	(13,905)	(15,333)
Gain on lease termination	(29)	(143)
Change in fair value of derivative liability	14,589	(470)
Provision for credit losses	2,557	30
Realized losses on investment securities	238	400
Change in fair value of private placement warrant liability	130	—
Change in fair value of public warrant liability	204	—
Gain on extinguishment of debt	(14,843)	—
Stock-based compensation	882	—
Gain on forgiveness of CARES Act loan	(339)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	13,240	(6,256)
Accounts receivable - related parties	3,714	(2,867)
Other receivables	465	(5,680)
Parts and supplies inventory	730	(3,892)
Prepaid expenses and other current assets	344	(1,981)
Operating lease liabilities	(16,353)	(12,784)
Other assets	(187)	(551)
Accounts payable	7,680	4,454
Other current liabilities	2,416	11,757
Accounts payable - related parties	(72)	45
Deferred revenue	33,338	27,807
Customer deposits	(37,500)	12,500
Other non-current liabilities	13,051	3,664
Net cash flows from operating activities	8,665	45,639
Cash flows from investing activities:
Capitalized development costs	(802)	(520)
Purchases of property and equipment	(83,636)	(145,970)
Proceeds from sales of property and equipment	41,964	60,542
Purchases of engine overhauls	(20,791)	(21,104)
Purchases of investments	(103,951)	(70,457)
Proceeds from sale of investments	105,185	10,243
Net cash flows from investing activities	(62,031)	(167,266)

Table of contents            flyExclusive, Inc.
Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2023	2022
Cash flows from financing activities:
Proceeds from Merger, net of transaction costs	8,350	—
Proceeds from issuance of debt	131,840	88,197
Repayment of debt	(56,660)	(51,952)
Proceeds from issuance of Bridge Notes	—	85,000
Payment of deferred financing costs	(3,261)	(71)
Payment of debt issuance costs	(1,096)	(133)
Proceeds from notes receivable noncontrolling interest	4,181	261
Cash contributions from members	3,959	10,078
Cash distributions to members*	(33,662)	(9,037)
Cash contributions - noncontrolling interests	9,541	14,549
Cash distributions - noncontrolling interests	(21,379)	(13,217)
Net cash flows from financing activities	41,813	123,675
Net (decrease) increase in cash and cash equivalents	(11,553)	2,048
Cash and cash equivalents at beginning of period	23,179	21,131
Cash and cash equivalents at end of period	$11,626	$23,179
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,274	$5,953
Non-cash investing and financing activities:
Reclassification of LGM Enterprises, LLC members' deficit to accumulated deficit in connection with the Merger	$80,748	$—
Non-cash directors and officers insurance	$2,518	$—
Conversion of Bridge Notes held by affiliates of EGA Sponsor into shares of flyExclusive Class A common stock in connection with the Merger	$83,267	$—
Conversion of Bridge Notes held by non-affiliates into shares of flyExclusive Class A common stock in connection with the Merger	$12,236	$—
Conversion of LGM Common Units to flyExclusive Class B Common Stock in connection with the Merger	$6	$—
Initial value of short-term notes payable - related party recognized in connection with the Merger	$3,947	$—
Initial public and private placement warrant liabilities recognized in connection with the Merger	$2,248	$—
Exchange of EGA public warrants for flyExclusive Class A common stock	$82	$—
Redeemable noncontrolling interest resulting from the Merger	$42,431	$—
Change in redemption value of redeemable noncontrolling interest	$5,826	$—
Excise tax payable	$1,032	$—
Non-cash transfer of aircraft and related debt*	$6,589	$—
Payable to underwriter as reimbursement for shares purchased on Closing Date	$17	$—
Equity-classified obligation - Amended Underwriting Agreement	$3,324	$—
Prepaid expenses assumed in connection with the Merger	$70	$—
Accounts payable assumed in connection with the Merger	$1,092	$—
Other current liabilities assumed in connection with the Merger	$1,642	$—
Non-cash impact of specific incremental costs directly attributable to the offering of securities in connection with the closing of the Merger as reduction to APIC	$4,528	$—
Transfers from prepaid engine overhaul to property and equipment	$11,409	$10,274
Change in purchases of property and equipment in accounts payable	$930	$994
Unrealized change in fair value of available-for-sale securities	$407	$498
Initial fair value of derivative liability	$—	$1,441
Debt issuance costs included in accounts payable	$—	$260
Right of use asset impact for new leases	$48,807	$16,801
Non-cash exchanges of aircraft ownership interests	$7,319	$—
Non-cash aircraft sale-leaseback transactions	$23,100	$—
*Cash distributions to members for the year ended December 31, 2023 excludes the non-cash distribution to members of an aircraft, net of the aircraft's related debt, of $6,589. As such, total cash and non-cash distributions to members totaled $40,429, which consist of the non-cash distributions of $6,589 plus the cash distributions of $33,662.
The accompanying notes are an integral part of these consolidated financial statements.

Table of contents             flyExclusive, Inc.

Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
1. Organization and Operations
Nature of the Business
flyExclusive, Inc. is a holding company that has no material assets other than its ownership in LGM Enterprises, LLC ("LGM"), and flyExclusive, Inc. operates and controls all of the businesses and operations of LGM and LGM's subsidiaries. flyExclusive Inc. and its predecessor for accounting purposes, LGM, are collectively referred to herein as (“flyExclusive” or the “Company”). LGM is a premier owner, operator of jet aircraft and aircraft sales, with a focus on private jet charter. The Company's businesses provide separate offerings such as wholesale and retail ad hoc flights, a jet club program, partnership program, fractional program, and other services as well.
The Company provides private jet charter services primarily in North America. On February 28, 2020, the Company acquired Sky Night, LLC (“Sky Night”), in order to develop its international presence. As part of its plan to become a full-service private aviation company, in 2021, the Company launched its maintenance, repair, and overhaul operations (“MRO”), offering maintenance, interior and exterior refurbishment to third parties in addition to maintaining its own fleet.
On December 27, 2023 (the "Closing Date"), EG Acquisition Corp., a Delaware corporation ("EGA"), and LGM, a North Carolina limited liability company (“LGM”), consummated a business combination (the "Merger", see Note 3, "Merger") pursuant to the equity purchase agreement dated October 17, 2022 and subsequent amendment to the equity purchase agreement dated April 21, 2023, collectively, (the "Equity Purchase Agreement" or "EPA"). In connection with the closing of the Merger, EGA changed its name to flyExclusive, Inc. The common stock of flyExclusive ("flyExclusive Common Stock" or the "Company's Common Stock") and the public warrants of flyExclusive (the “Public Warrants”) commenced trading on The NYSE American LLC under the symbol "FLYX" and "FLYX WS", respectively, on December 28, 2023.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).
Principles of Consolidation
The consolidated financial statements include the accounts of flyExclusive, its wholly-owned subsidiaries, all majority owned subsidiaries where the ownership is more than 50% and the accounts of variable interest entities (“VIE”) for which flyExclusive or one of its subsidiaries is the primary beneficiary, regardless of the ownership percentage.
All significant intercompany transactions and balances have been eliminated in consolidation. Where the Company’s ownership interest is less than 100%, the non-redeemable noncontrolling ownership interests held by third parties in the financial position and operating results of the Company’s subsidiaries and/or consolidated VIEs are reported as noncontrolling interest in the consolidated balance sheets within stockholders' / members' equity. Noncontrolling ownership interests that can be redeemed for cash whereby redemption is not within the sole control of the Company are classified as temporary equity in the consolidated balance sheets in accordance with Accounting Standards Codification ("ASC") 480-10-S99-3(A)(2).
Liquidity and Going Concern
Within the years ended December 31, 2023 and 2022, the Company incurred net losses and has operated with a working capital deficit. To date, the Company has financed its operations primarily through a combination of operating cash flows, the sale of equity securities and convertible debt, proceeds from the Reverse Recapitalization, and borrowings under loan facilities. At December 31, 2023, the Company had an accumulated deficit of $80,456 and a working capital deficit, as defined by a shortfall of current assets as compared with current liabilities of $104,743 and $6,934 as at December 31, 2023 and 2022, respectively. The Company’s net losses were $54,738 and $4,152 for the years ended December 31, 2023 and 2022, respectively. Net cash flows provided by operating activities were $8,665 and $45,639 during the years ended December 31, 2023 and 2022, respectively. A significant component of the Company’s operating losses and working capital deficit resulted from increased general and administrative costs associated with becoming a public company. The Company expects to incur operating losses in the near term as the Company advances its fleet modernization and associated cost savings initiatives.

Table of contents             flyExclusive, Inc.

As of December 31, 2023, the Company had cash and cash equivalents of $11,626. On January 26, 2024, subsequent to the reporting date, a subsidiary of the Company entered into a Senior Secured Note (the “Note”) to support its fractional aircraft ownership program. The Note allows for borrowings of an aggregate principal amount of up to approximately $25,773, with up to $25,000 earmarked specifically to finance the acquisition or refinancing of aircraft under this program. Additionally, on March 4, 2024, subsequent to the reporting date, the company raised an additional $25,000 in the form of Series A Preferred Stock. On March 9, 2024, subsequent to the reporting date, the Company entered into an amendment to the LOC Master Note to extend the maturity date to September 9, 2025. See Note 24, "Subsequent Events," for further information.
The Company believes its cash and cash equivalents on hand, operating cash flows, and proceeds from possible financings, if any, will be sufficient to fund operations, including capital expenditure requirements, for at least 12 months from the issuance date of these financial statements. However, the Company might need additional capital to fund growth plans or as circumstances change, which it could obtain through equity issuances, refinancing existing debt or new borrowings. Adequate capital may not be available to the Company when needed or on acceptable terms. If the Company is unable to raise capital, it could be forced to delay, reduce, suspend or cease its working capital requirements, capital expenditures and business development efforts, which would have a negative impact on its business, prospects, operating results and financial condition.
2. Summary of Significant Accounting Policies
Reclassification
Certain amounts presented in the Company’s previously issued financial statements have been reclassified to conform to the current period presentation. In the consolidated balance sheets, the Company has made a reclassification within the current assets and the operating assets remain unchanged from the previously issued balance sheet as of December 31, 2022.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates are based on several factors including the facts and circumstances available at the time the estimates are made, historical experience, risk of loss, general economic conditions and trends and the assessment of the probable future outcome. Subjective and significant estimates include, but are not limited to, determinations of the useful lives and expected future cash flows of long-lived assets, including intangibles, estimates of allowances for uncollectible accounts, determination of impairment and fair value estimates associated with asset acquisitions. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of changes, if any, are reflected in the consolidated statements of operations and comprehensive income (loss) in the period that they are determined.
Segment Information
The Company determined its operating segment after considering the Company’s organizational structure and the information regularly reviewed and evaluated by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has determined that its CODM is its Chief Executive Officer. The CODM reviews the financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. On the basis of these factors, the Company determined that it operates and manages its business as one operating segment, charter aviation services. All ancillary and other revenue sources such as fractional ownership and MRO services are primarily to support the provision of the Company’s charter services to customers. Substantially all the Company’s long-lived assets are held in the United States, and revenue from charter aviation charter services is substantially earned from flights throughout the United States.
Public Warrants and Private Warrants
Upon the closing of the Merger, the Company assumed (i) the Public Warrants initially included in the EGA units issued in EGA's initial public offering, and (ii) the warrants of EGA held by EG Sponsor LLC (the “EGA Sponsor”) that were issued to the EGA Sponsor at the closing of EGA's initial public offering (the "Private Placement Warrants," and together with the Public Warrants, the "Warrants").

Table of contents             flyExclusive, Inc.
Notes to Consolidated Financial Statements (continued)
The Company determines the accounting classification of Warrants as either liability or equity by first assessing whether the Warrants meet liability classification in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). Under ASC 480, a financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares must be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception; (b) variations in something other than the fair value of the issuer’s equity shares; or (c) variations inversely related to changes in the fair value of the issuer’s equity shares. The Company determined that the Warrants should not be classified as liabilities under ASC 480.
If financial instruments, such as the Warrants, are not required to be classified as liabilities under ASC 480, the Company assesses whether such instruments are indexed to the Company's own stock under ASC 815-40. In order for an instrument to be considered indexed to an entity's own stock, its settlement amount must always equal the difference between the following: (a) the fair value of a fixed number of the Company's equity shares, and (b) a fixed monetary amount or a fixed amount of a debt instrument issued by the Company. As there are scenarios where the settlement amount would not equal the difference between the fair value of a fixed number of shares and a fixed monetary amount (or a fixed amount of a debt instrument), the Company determined that the Warrants were not indexed to the Company's own stock and therefore that they must be classified as liabilities. The Company also determined that the Warrants met all criteria to meet the definition of a derivative under ASC 815-10-15-83.
The Company recorded the Warrants as liabilities on the consolidated balance sheets at fair value, with subsequent changes in the fair value recognized in the consolidated statements of operations and comprehensive income (loss) at each reporting date.
Fair Value Measurement
Certain assets and liabilities are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2— Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.
The Company’s cash equivalents and investments in securities are carried at fair value in Level 1 or Level 2, determined according to the fair value hierarchy described above (see Note 4 Fair Value Measurements). The carrying values of the Company’s accounts receivable, other receivables, parts and supplies inventory, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these instruments.
The Company’s Bridge Notes (as defined in Note 15, "Debt") contained an embedded derivative feature that was required to be bifurcated and remeasured to fair value at each reporting period based on significant inputs not observable in the market, and was classified as a Level 3 measurement according to the fair value hierarchy described above. The carrying amount of the Company’s Bridge Notes approximated its fair value as the interest rates of the Bridge Notes are based on prevailing market rates. The Bridge Notes were converted into shares of the Company's Class A Common Stock on the Closing Date causing the derivative liability on the consolidated balance sheets to be removed as of and for the year ended December 31, 2023.
The closing price of the Public Warrants is used as the fair value of the Public Warrants and Private Warrants as of each relevant reporting date. The fair value of the Public Warrants is classified as a Level 1 fair value measurement due to the use of an observable market quote in an active market. The fair value of the Private Warrants is classified as a Level 2 fair value measurement due to the use of an observable market quote for the Public Warrants, which are considered to be a similar asset in an active market.

Table of contents             flyExclusive, Inc.
Notes to Consolidated Financial Statements (continued)
Concentration of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and investments. The Company places its cash and cash equivalents with multiple high credit quality U.S. financial institutions. At various times throughout the period, the Company's cash deposits with any one financial institution may exceed the amount insured by the Federal Deposit Insurance Corporation (the “FDIC”). Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company has not experienced any losses of such amounts and management believes it is not exposed to any significant credit risk on its cash and cash equivalents.
Customer Concentration
The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.
During the years ended December 31, 2023 and 2022, one customer accounted for $67,985 and $125,360, respectively, of net sales, which represents 22% and 39% of total revenue, respectively.
As of December 31, 2023, one customer accounted for $341 of accounts receivable. This represented approximately 12% of accounts receivable as of December 31, 2023. As of December 31, 2022, one customer accounted for $8,682 of accounts receivable. This represented approximately 91% of accounts receivable as of December 31, 2022.
During the year ended December 31, 2023, one vendor accounted for $60,909 of cost of revenue, which represents 23% of total cost of revenue. During the year ended December 31, 2022, one vendor accounted for $39,656 of cost of revenue, which represents 16% of total cost of revenue.
There were no vendors accounting for greater than 10% of total accounts payable as of December 31, 2023 and December 31, 2022.
Cash and Cash Equivalents
Cash consists of bank deposits. Cash equivalents consist of highly liquid short-term investments with original maturities of three months or less at the time of purchase. As of December 31, 2023 and 2022, cash equivalents consisted of government money market funds. Cash equivalents are stated at fair value.
Receivables, Net of Allowance for Credit Losses
Accounts receivables are recorded at the invoiced or earned amount billed to the customers and are reported as net of an allowance for credit losses. Prior to adopting Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses (“ASC Topic 326”), as set forth in “Recently Adopted Accounting Pronouncements” below, the Company applied an incurred loss estimate to calculate the allowance for doubtful accounts. Under ASC Topic 326, the Company maintains an allowance for credit losses and considers the level of past-due accounts based on the contractual terms of the receivables, historical write offs and existing economic conditions, as well as its relationships with, and the economic status of individual accounts to calculate the allowance for credit losses. The estimated credit losses charged to the allowance is recorded as "Selling, general and administrative" in the consolidated statements of operations and comprehensive income (loss). Accounts receivables are written off when deemed uncollectible based on individual credit evaluations and specific circumstances. The Company had an allowance for credit losses of $80 and $82 as of December 31, 2023 and December 31, 2022, respectively.
Notes receivables are recorded at amortized cost, and are reported as net of an allowance for credit losses. Under ASC Topic 326, the Company maintains an allowance for credit losses based on the difference between the fair value of the collateral associated with the note, less costs to sell the asset, and the amortized cost basis of the note. The Company recognized an allowance for credit losses of $2,558 and zero as of December 31, 2023 and December 31, 2022, respectively.
Parts and Supplies Inventory
Inventories are used in operations and are generally held for internal use. Inventories are comprised of spare aircraft parts, materials and supplies, which are valued at the lower of cost, determined on a first-in, first-out (“FIFO”) basis, or net realizable value. Cost of inventories are determined using the specific identification method. The Company determines, based on the evidence that exists, whether or not it is appropriate to maintain a reserve for excess and obsolete inventory. The reserve is based on historical experience related to the disposal of inventory due to damage, physical deterioration, obsolescence or other causes. As of December 31, 2023 and 2022, the reserve was not material. Storage costs and indirect administrative overhead costs related to inventories are expensed as incurred.

Table of contents             flyExclusive, Inc.
Notes to Consolidated Financial Statements (continued)
Investments in securities
Investments in securities consist of fixed-income securities including corporate bonds, government bonds, municipal issues and U.S. treasury bills that are classified as available-for-sale (“AFS”) pursuant to ASC Topic 320, Investments—Debt and Equity Securities (“ASC Topic 320”). The Company classifies investments available to fund current operations as current assets on its consolidated balance sheets. The Company determines the appropriate classification of its investments at the time of purchase and re-evaluates the designations annually. The Company may sell certain marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management.
ASC Topic 326 eliminated the concept of other-than-temporary impairment for securities. For securities AFS in an unrealized loss position, the Company determines whether they intend to sell or if it is more likely than not that it will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the new standard requires the security’s amortized cost basis to be written down to fair value through income with an allowance being established under ASC Topic 326. For securities AFS with unrealized losses not meeting these criteria, the Company evaluates whether any decline in fair value is due to credit loss factors. In making this assessment, the Company considers the extent of the unrealized loss, any changes to the rating of the security by rating agencies and adverse conditions specifically related to the issuer of the security, among other factors. If this assessment indicates that a credit loss exists, impairment related to credit-related factors must be recognized as an allowance for credit losses (“ACL”) on the consolidated balance sheets with a corresponding adjustment to earnings. Impairment related to non-credit factors is recognized in other comprehensive income (loss). The Company evaluates AFS securities for impairment on a periodic basis.
As of December 31, 2023 and at adoption of ASC Topic 326 on January 1, 2023, there was no ACL related to debt securities AFS. Accrued interest receivable on debt securities was excluded from the estimate of credit losses.
Realized losses on investment securities were $238 and $400 for the years ended December 31, 2023 and 2022, respectively. There were 13 and 24 debt securities in an unrealized loss position as of December 31, 2023 and 2022, respectively. The fair value of these debt securities in an unrealized loss position as of December 31, 2023 and December 31, 2022, was $4,263 and $7,236, respectively. Additionally, as of December 31, 2023 and December 31, 2022, the total fair value of debt securities in an unrealized loss position greater than one year was $2,759 and $1,765, which the total unrealized losses of these investments were $395 and $98, respectively. The Company determined that the decline in the market value of these securities was primarily attributable to current economic conditions.
Prepaid Engine Overhaul
The Company has entered into Engine Overhaul Programs for certain aircraft to cover major maintenance costs at specified intervals primarily relating to engine hours. Such engine overhauls are not considered to be routine maintenance, rather capital expenditures that extend the useful life of the underlying engine. The Company has elected the Built-in Overhaul method of accounting, which requires segregation of the aggregate aircraft costs into separate components to be depreciated over the useful life of the aircraft and those that require overhaul at periodic intervals. When an aircraft is initially purchased, any amounts that are considered prepaid engine overhaul, if any, as well as a portion of the aircraft cost relating to the engine, are recorded as prepaid engine overhaul and are depreciated over a shorter expected useful life (shorter of remaining life of the engines at the time of acquisition or 7 years assumed full life of the overhauled components) than the aircraft. Additionally, any payments made under a long-term service arrangement that are applicable primarily to major maintenance activities are recorded as prepaids until such services are provided. Upon completion of the major maintenance activities, such overhaul costs are then depreciated over the expected time to the next major maintenance activities. The Company expenses routine maintenance costs as incurred.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation and amortization. Expenditures for repairs and maintenance are expensed as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Life
Transportation equipment	5-20 years
Office furniture and equipment	3-10 years
Leasehold improvements	Shorter of remaining lease term or useful life

Table of contents             flyExclusive, Inc.
Notes to Consolidated Financial Statements (continued)
Leases
In accordance with Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”), the Company determines whether an arrangement is or contains a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company classifies leases at the lease commencement date, when control of the underlying asset is transferred from the lessor to the lessee, as operating or finance leases and records a right-of-use (“ROU”) asset and a lease liability on the consolidated balance sheets for all leases with a lease term of greater than one year. The Company has elected to not recognize leases with a lease term of one year or less on the balance sheet for all underlying asset classes and will recognize lease payments for such short-term leases as an expense on a straight-line basis.
The Company enters into contracts that contain both lease and non-lease components. A lease component represents the right to use an underlying asset and non-lease components represent the transfer of goods or services, which typically include items such as maintenance, utilities, or other operating costs. These costs are typically variable and excluded from the measurement of right-of-use assets and lease liabilities. Variable lease payments based on an index or rate are included in the measurement of the lease based on the effective rates at lease commencement. Subsequent changes in the rates or indices do not impact the right of use asset or lease liability and are recognized as a component of variable lease cost in the consolidated statements of operations and comprehensive income (loss).
The Company’s operating lease assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term using the discount rate implicit in the lease if readily determinable. If the rate implicit is not readily determinable, the Company utilizes its incremental borrowing rate based upon the available information at the lease commencement date. ROU assets are further adjusted for items such as initial direct costs, prepaid rent, or lease incentives. Operating lease payments are expensed using the straight-line method over the lease term. The Company’s lease terms may include options to extend the lease when it is reasonably certain that the Company will exercise that option.
Asset Acquisition
The Company applies a screen test to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets to determine whether a transaction should be accounted for as an asset acquisition or business combination. When an acquisition does not meet the definition of a business combination because either: (i) substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset, or group of similar identified assets, or (ii) the acquired entity does not have an input and a substantive process that together significantly contribute to the ability to create outputs, the Company accounts for the acquisition as an asset acquisition.
If determined to be an asset acquisition, the Company accounts for the transaction under ASC Topic 805, Business Combinations, which requires the acquiring entity in an asset acquisition to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, which includes transaction costs in addition to consideration given. No gain or loss is recognized as of the date of acquisition unless the fair value of non-cash assets given as consideration differs from the assets’ carrying amounts on the acquiring entity’s books. Consideration transferred that is non-cash will be measured based on either the cost (which shall be measured based on the fair value of the consideration given) or the fair value of the assets acquired and liabilities assumed, whichever is more reliably measurable. All payments are made in cash by the Company. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values.
Intangible Assets
The Company’s identifiable intangible assets consist primarily of software and Federal Aviation Administration (“FAA”) certificates. These intangible assets arise primarily from the determination of their respective fair market values at the date of acquisition. Amounts assigned to identifiable intangible assets, and their related useful lives, are derived from established valuation techniques and management estimates.
Definite-lived intangible assets are amortized primarily on a straight-line basis, which the Company believes approximates the pattern in which the assets are utilized, over their estimated useful lives.
Impairment of Long-Lived Assets
The Company assesses the impairment of long-lived assets and intangible assets with determinable useful lives whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be

Table of contents             flyExclusive, Inc.
Notes to Consolidated Financial Statements (continued)
recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset may not be recoverable. When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted net future cash flows to the related asset's carrying value. If impairment exists, the asset is written down to its estimated fair value. There were no impairment losses for the years ended December 31, 2023 and 2022.
Debt Issuance Costs and debt discounts
The Company borrows from various lenders to finance its growth and operations. Costs incurred in connection with financings, such as loan origination fees, investment banking fees and legal fees are classified as debt discounts if paid to the lenders and are classified as debt issuance costs if paid to the third parties. Debt discounts related to bifurcated derivatives, fees paid to the lenders and debt issuance costs are presented as a direct deduction from the related borrowing and are amortized over the expected life of the related financing agreements using the effective interest rate method as a component of interest expense. See Note 15, "Debt," for additional disclosures.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, Derivatives and Hedging. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations and comprehensive income (loss).
The Company’s Bridge Notes (as defined in Note 15, "Debt") contained a conversion feature which met the definition of a derivative instrument. The Company classified the instrument as a liability on its consolidated balance sheets. The derivative liability was initially recorded at fair value upon issuance of the Bridge Notes and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the derivative liability were recognized as a component of other income (expense), net in the consolidated statements of operations and comprehensive income (loss). The Company's Bridge Notes were converted into 9,550,274 shares of the Company's Class A Common Stock upon the closing of the Merger (see Note 3, "Merger," and Note 15, "Debt"). The derivative liability was remeasured as of the Closing Date of the Merger, with the change in fair value recorded within the consolidated statements of operations and comprehensive income (loss). Upon conversion, a gain on extinguishment was recorded within the consolidated statements of operations and comprehensive income (loss) based on the fair value of the derivative liability and the derivative liability was removed from the consolidated balance sheets.
Noncontrolling interest
Noncontrolling interests represent ownership interests attributable to third parties in certain consolidated subsidiaries and VIEs. Noncontrolling interests are presented as a separate component of equity on the consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), and consolidated statements of stockholders' equity (deficit) / members' equity (deficit) and temporary equity attributed to controlling and noncontrolling interests.
Redeemable Noncontrolling Interest
In connection with the Merger, see Note 3, "Merger," the former holders (the "Existing Equityholders") of units of ownership interest in LGM (the "LGM Common Units") retained post-Merger ownership interests in LGM as noncontrolling interests. Pursuant to the Amendment and Restated Operating Agreement, dated December 27, 2023 (the "Operating Agreement"), upon the first anniversary of the Closing Date, the Existing Equityholders may redeem all or a portion of their LGM Common Units for either (a) shares of the Company's Class A common stock (“flyExclusive Class A Common Stock” or the “Class A Common Stock”) or b) an equivalent amount of cash as determined pursuant to the Operating Agreement.
While the Company determines whether redemption settlement is for cash or shares, settlement is not considered within the sole control of the Company as the holders of the Company's Class B common stock (“flyExclusive Class B Common Stock” or the “Class B Common Stock) will designate a majority of the members of the Company's board of directors (the "Board"). Since redemption for cash is not considered within the sole control of the Company, the noncontrolling interest is classified as temporary equity in accordance with ASC 480-10-S99-3(A)(2).
For periods when the noncontrolling interest is probable of becoming redeemable (but is not currently redeemable), the Company will accrete changes in its redemption value from the date it becomes probable that it will become redeemable (the Closing Date) to its earliest redemption date (first anniversary of the Closing Date). This measurement method is in accordance with ASC 480-10-S99-3(A)15a. The Company will adjust the carrying value of the redeemable

Table of contents             flyExclusive, Inc.
Notes to Consolidated Financial Statements (continued)
noncontrolling interest based on the higher of (1) the initial carrying value, increased or decreased for the redeemable noncontrolling interest's share of net income or loss, or (2) the redemption value. The Company is required to either (1) accrete changes in the redemption value over the period from the date of issuance to the earliest redemption date of the instrument using an appropriate methodology, usually the interest method, or (2) recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. The Company has elected to accrete changes in the redemption value over the period from the date of issuance (the Closing Date) to the earliest redemption date (the one year anniversary of the Closing Date) using the interest method. Any change in the carrying value of the redeemable noncontrolling interest will be recorded against additional paid-in capital.
Deferred Revenue
The Company manages Jet Club Memberships, Guaranteed Fleet, MRO, and Fractional Ownership programs. These programs require deposits for future flight services. Consideration received in excess of revenue earned results in deferred revenue and is recorded as a liability in the consolidated balance sheets. See Note 14, "Other Non-Current Liabilities," and Note 6, "Revenue," below for additional disclosures regarding deferred revenue related to these programs.
Revenue Recognition
Revenue is recognized when the promised services are performed and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services using the following steps: 1) identification of the contract, or contracts with a customer, 2) identification of performance obligations in the contract, 3) determination of the transaction price, 4) allocation of the transaction price to the performance obligations in the contract and 5) recognition of revenue when or as the performance obligations are satisfied. Determining the transaction price may require significant judgment and is determined based on the consideration the Company expects to be entitled to in exchange for transferring services to the customer, excluding amounts collected on behalf of third parties such as sales taxes.
During the years ended December 31, 2023 and 2022, the Company earned revenue primarily from the programs below:
Jet Club Membership
Jet Club members are guaranteed access to the Company’s fleet of light, midsize and super-midsize aircraft in exchange for membership fees. New members pay a deposit, up to a maximum of $500, depending on their level of membership. Membership levels determine the daily rate a member is charged for future flights. Incidental fees are also applied against members’ accounts. The initial and any subsequent deposits are non-refundable and must be used for the monthly membership fee or for future flight services. These customer deposits are included in deferred revenue on the consolidated balance sheets until used by the customer. The membership services performance obligation is satisfied over time on a monthly basis. Revenue for flights and related services is recognized when such services are provided to the customer at a point in time.
Guaranteed Revenue Program
The Company launched a guaranteed revenue program with a single customer on November 1, 2021. Under this program, the Company serves as an on-demand charter air carrier and guarantees the services of a specified fleet of aircraft as directed by the customer. The term of the agreement is for a minimum of 28 months, which includes a drawdown period of 10 months if the agreement is terminated. The agreement will continue indefinitely unless terminated by either party. The Company requires a deposit of $1,250 per reserved aircraft. These deposits are included within Other non-current liabilities on the consolidated balance sheets. The customer is charged hourly rates for flight services depending on aircraft type in addition to incidental fees. The customer is committed to a minimum number of flight hours per aircraft and a minimum number of aircraft. Revenue is recognized using the right-to-invoice practical expedient. The guaranteed minimum is enforceable and billable on a quarterly basis. As a result of the termination of this program as described in Note 22, "Commitments and Contingencies," below, the Company has recognized the remaining deposits as revenue during the year ended December 31, 2023, and therefore, the Guaranteed Revenue Program deposits balance was zero as of December 31, 2023. See Note 14, "Other Non-Current Liabilities."
Fractional Ownership
The fractional revenue stream involves a customer purchasing a fractional ownership interest in an aircraft for a contractual term of up to 5 years. Customers have the right to flight and membership services from a fleet of aircraft, including the aircraft they have fractionally purchased. Customers are charged for flight services as incurred based on agreed upon daily and hourly rates in addition to the upfront fractional ownership purchase price. At the end of the

Table of contents             flyExclusive, Inc.
Notes to Consolidated Financial Statements (continued)
contractual term, the Company has the unilateral right to repurchase the fractional interest. In certain contracts the customer can require the Company to repurchase their ownership interest after a fixed period of time but prior to the contractual termination date of the contract. The repurchase price, whether at the contractual termination date or at the specified earlier date, is calculated as follows: 1) the fair market value of the aircraft at the time of repurchase, 2) multiplied by the fractional ownership percentage, 3) less a remarketing fee. At the time of repurchase, all fractional ownership interests revert to the Company, and all rights to flight and membership services are relinquished. The Company assessed whether these repurchase agreements result in a lease contract under the scope of ASC 842 but determined that they are revenue contracts under the scope of ASC 606 since the repurchase price is lower than the original selling price, and the customer does not have a significant economic incentive to exercise the put option. Further, the fractional ownership sales are accounted for as containing a right of return and the resulting liability is included within Other non-current liabilities on the consolidated balance sheets. The consideration from the fractional ownership interest, as adjusted for any related customer right of return, is included in deferred revenue on the consolidated balance sheets and recognized over the term of the contract on a straight-line basis as the membership services are provided. Variable consideration generated from flight services is recognized in the period of performance.
Maintenance Repair and Overhaul
The Company separately provides maintenance, repair and overhaul services for aircraft owners and operators at certain facilities. MRO ground services are comprised of a single performance obligation for aircraft maintenance services such as modifications, repairs and inspections. MRO revenue is recognized over time based on the cost of parts and supplies inventory consumed and labor hours worked for each service provided. Any billing for MRO services that exceeds revenue earned to date is included in deferred revenue on the consolidated balance sheets.
Aircraft Sales
The Company occasionally sells aircraft from its fleet. The gain or loss from each transaction is recognized upon completion of the sale as Gain on sale of property and equipment within the consolidated statements of operations and comprehensive income (loss). During the years ended December 31, 2023 and 2022, the Company recorded gains of $13,905 and $15,333 on aircraft sold, respectively.
Stock-Based Compensation
In connection with the Merger, the Board approved the flyExclusive, Inc. 2023 Equity Incentive Plan, on November 10, 2023 (the "Incentive Plan Effective Date"), at which time the plan became effective, subject to approval by the stockholders of the Company within 12 months. The plan was subsequently approved by the stockholders on December 18, 2023. The 2023 Equity Incentive Plan provides for the grant of options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units, or other rights or benefits to employees, directors and consultants.
In connection with the Merger, the Board approved the flyExclusive, Inc. Employee Stock Purchase Plan (the “ESPP”), on November 10, 2023 (the "ESPP Effective Date"), at which time the plan became effective, subject to stockholder approval. The plan was subsequently approved by the stockholders on December 18, 2023. The ESPP provides eligible employees with a means of acquiring an equity interest in the Company through payroll deductions. The aggregate number of shares of common stock reserved for future employee purchases under the ESPP is 1,500,000 shares. The ESPP will expire on October 31, 2033, unless sooner terminated by the Board, or when all available shares have been purchased. As of December 31, 2023, no shares had been purchased by employees under the ESPP.
The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires that the cost of awards of equity instruments offered in exchange for services, be measured based on the grant-date fair value of the award. Stock-based compensation expense is recognized over the requisite service period using the straight-line method with forfeitures accounted for as they occur. See Note 19, "Stock-based Compensation," for additional information regarding stock-based compensation, the ESPP and the 2023 Equity Incentive Plan.
Contract Acquisition Costs
The Company pays commissions on deposits from new and recurring Jet Club member contracts. These commissions are contract acquisition costs that are capitalized as an asset on the consolidated balance sheets as these are incremental amounts directly related to attaining contracts with customers. Capitalized sales commissions were $1,315 and $1,053 during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and December 31, 2022, contract acquisition costs of $514 and $290, respectively, were included within Prepaid expenses and other current

Table of contents             flyExclusive, Inc.
Notes to Consolidated Financial Statements (continued)
assets and $631 and $484, respectively, were included within Other non-current assets on the consolidated balance sheets. Capitalized contract costs are periodically reviewed for impairment.
Capitalized contract costs are amortized on a straight-line basis concurrently over the same period of benefit in which the associated revenue is recognized. Amortization expense related to capitalized contract costs included in selling, general, and administrative expense in the consolidated statements of operations and comprehensive income (loss) was $827 and $653 during the years ended December 31, 2023 and 2022, respectively.
Customer Deposits Liability
The Company receives customer deposits from certain customers in connection with the Guaranteed Revenue Program. Under this program, the Company reserves a fleet of aircraft for these customers and requires the customer to make an upfront deposit of $1,250 per aircraft reserved. The Company expects to refund these deposits after each aircraft is drawn down from the fleet. Additionally, the Company receives customer deposits related to the Fractional Ownership program and is required to repurchase the ownership interests it sells in fractional ownership contracts either at the end of the contract term or if the customer exercises its right of return option. See Note 14, "Other Non-Current Liabilities," for additional disclosures regarding customer deposits from these guaranteed revenue programs and fractional ownership contracts as of December 31, 2023 and 2022.
Earnings per Share
The Company computes earnings (net loss) per share in accordance with ASC 260, Earnings per Share. Basic earnings (net loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock, common stock equivalents, and other potentially dilutive securities, if any, outstanding during the period.
On December 27, 2023, EGA and LGM consummated the Merger pursuant to the Equity Purchase Agreement, which significantly altered the Company's capital structure. Prior to the closing of the Merger, the legal structure of LGM was a limited liability company with ownership interests consisting of members' units. Application of an exchange ratio of members' units for shares of common stock for periods prior to the Merger would not be representative of the capital structure of the Company after the Merger. As such, the Company determined that an exchange ratio should not be applied to periods before the Merger and therefore earnings (net loss) per unit for periods prior to the Merger should not be presented as it would not provide a meaningful comparison with earnings (net loss) per share for periods after the Merger. See Note 3, "Merger," for further discussion. Additionally, the Company determined that the presentation of earnings (net loss) per share for the five-day period from the Closing Date to December 31, 2023 would not be meaningful due to the shortness of this period. Therefore, earnings (net loss) per share information has not been presented for any period in these consolidated financial statements.
Income Taxes
We account for income taxes using the asset and liability method. Deferred tax assets and liabilities reflect the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities as well as operating losses, capital losses, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to be in effect when these differences are anticipated to reverse. Management makes estimates, assumptions, and judgments to determine our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, we establish a valuation allowance.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to unrecognized tax benefits are recognized within income tax expense on the consolidated statements of operations and comprehensive income (loss).
Excise Tax
In accordance with the Inflation Reduction Act of 2022, the Company records a liability for the expected excise tax obligation at the end of each reporting period. In general, the excise tax liability is calculated as 1% multiplied by the difference between the following: 1) the fair value of the repurchases/redemptions of shares during the period less 2) the fair value of share issuances during the period. The offset to excise tax liability is a reduction to retained earnings (if an entity has retained earnings as opposed to an accumulated deficit) or a reduction to additional paid-in capital in the absence

Table of contents             flyExclusive, Inc.
Notes to Consolidated Financial Statements (continued)
of retained earnings. As the Company has an accumulated deficit as of December 31, 2023, the offset to the excise tax liability has been recorded as a reduction to additional paid-in capital in the consolidated balance sheet as of December 31, 2023.
Nonmonetary Transactions
From time to time, the Company enters into arrangements with their employees to provide a specified amount of flight time as part of their compensation. The Company records these nonmonetary transactions at the estimated fair value of the flights using the Standard Industry Fare Level. As the employees utilizes the flight time the Company provides, an expense is recognized in the period the flight hours are consumed.
Advertising Expense
The Company expenses all advertising costs when incurred. Advertising expenses were $6,013 and $3,242 during the years ended December 31, 2023 and 2022, respectively. This is included within Selling, general and administrative costs on the consolidated statements of operations and comprehensive income (loss).
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 became effective for the Company for annual and interim reporting periods beginning after December 15, 2022. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments” (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The Company adopted ASU 2020-03 upon issuance, which did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides optional expedients and exceptions for a period of time to ease the potential burden in accounting for the transition from reference rates that are expected to be discontinued. Regulators and market participants in various jurisdictions have undertaken efforts to eliminate certain reference rates and introduce new reference rates that are based on a larger and more liquid population of observable transactions. The amendments in this update apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In January 2021, the FASB issued clarification on the scope of relief related to the reference rate reform. In December 2022, the FASB extended the period of time entities can use the reference rate reform relief guidance by two years which defers the sunset date from December 31, 2022 to December 31, 2024. The Company adopted this ASU in fiscal 2023 and it had no impact on its consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815 - 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2020-06 will have on its consolidated financial statements.
In March 2023, the FASB issued ASU 2023-01, which amends the application of ASU 2016-02, Leases (Topic 842), related to leases with entities under common control, also referred to as common control leases. The amendments to this update require an entity to consider the useful life of leasehold improvements associated with common control leases from

Table of contents             flyExclusive, Inc.
Notes to Consolidated Financial Statements (continued)
the perspective of the common control group and amortize the leasehold improvements over the useful life of the assets to the common control group, instead of the term of the lease. Any remaining value for the leasehold improvement at the end of the lease would be adjusted through equity. The standard is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”), which enhances the segment disclosure requirements for public entities on an annual and interim basis. Under this proposal, public entities will be required to disclose significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”) and included within each reported measure of segment profit or loss. Additionally, current annual disclosures about a reportable segment’s profit or loss and assets will be required on an interim basis. Entities will also be required to disclose information about the CODM’s title and position at the Company along with an explanation of how the CODM uses the reported measures of segment profit or loss in their assessment of segment performance and deciding whether how to allocate resources. Finally, ASU 2023-07 requires all segment disclosures for public entities, even those with a single reportable segment. The amendments in ASU 2023-07 will become effective on a retrospective basis for annual disclosures for fiscal years beginning after December 15, 2023, with interim period disclosures required effective for fiscal years beginning after December 15, 2024. Early adoption of ASU 2023-07 is permitted. The Company is currently evaluating the impact ASU 2023-07 will have on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 modifies the reporting requirements for income tax disclosures related to effective tax rates and cash income taxes paid. Pursuant to ASU 2023-09, public business entities are required to disclose certain categories in the income tax rate reconciliation, as well as additional information for reconciling items that meet a specific quantitative threshold. Additionally, ASU 2023-09 requires annual disclosures of income taxes paid for all entities, including the amount of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign jurisdictions. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements.
3. Merger
As discussed in Note 1, "Organization and Operations," on December 27, 2023, the Company completed the Merger. Upon the closing of the Merger, the following occurred:
•Each LGM Common Unit outstanding immediately prior to the closing of the Merger, which totaled 60,000,000 units (prior to the redemption and immediate transfer of the 70,000 shares to a third-party pursuant to the Non-Redemption Agreement as defined below), was retained by the Existing Equityholders. Additionally, an equivalent number of shares of flyExclusive Class B Common Stock, which totaled 60,000,000 (prior to the transfer of the 70,000 shares to a third-party pursuant to the Non-Redemption Agreement as defined below), were issued to the Existing Equityholders.
•Each non-redeemable share of EGA Class A common stock issued and outstanding immediately prior to the closing of the Merger, which totaled 5,624,000 shares, was exchanged for, on a one-for-one basis, shares of flyExclusive Class A Common Stock.
•Each redeemable share of EGA Class A common stock subject to possible redemption that was not redeemed prior to the closing of the Merger, which totaled 1,306,922 shares, was exchanged for, on a one-for-one basis, shares of flyExclusive Class A Common Stock.
•Each share of EGA Class B common stock held by the EGA Sponsor issued and outstanding immediately prior to the closing of the Merger, which totaled 1,000 shares, was exchanged for, on a one-for-one basis, shares of flyExclusive Class A Common Stock.
•In connection with the closing of the Merger, EGA entered into agreements (the "Warrant Exchange Agreements") with certain holders of EGA's Public Warrants (the "Warrant Holders"). Pursuant to the Warrant Exchange Agreements, the Warrant Holders agreed to exchange a total of 1,694,456 EGA Public Warrants for 372,780 shares of flyExclusive Class A Common Stock. On the Closing Date, 433,332 of these EGA Public Warrants were exchanged for 95,333 shares of flyExclusive Class A Common Stock. On the Closing Date, the remaining issued and outstanding EGA Public Warrants after the exchange of these 433,332 EGA Public Warrants pursuant to the Warrant Exchange Agreements, which totaled 7,066,668 EGA Public Warrants, each became a warrant to purchase one share of flyExclusive Class A Common Stock.

Table of contents             flyExclusive, Inc.
Notes to Consolidated Financial Statements (continued)
•Each Private Placement Warrant to purchase one share of EGA Class A common stock held by the EGA Sponsor on the Closing Date, which totaled 4,333,333 Private Placement Warrants, became a warrant to purchase one share of flyExclusive Class A Common Stock.
•On December 26, 2023, the underwriter in EGA's initial public offering, purchased 75,000 shares of EGA Class A common stock on behalf of LGM. The shares were purchased by the underwriter from a public stockholder that elected to reverse its redemption of 75,000 shares of EGA Class A common stock. The shares were purchased for a total purchase price of $818 ($10.90 per share) and the underwriter received reimbursement of $800 of the purchase price from EGA’s Trust Account on December 27, 2023. Simultaneously with the closing of the merger between EGA and LGM on December 27, 2023 (the “Closing”), the 75,000 shares of EGA Class A common stock were automatically exchanged for shares of flyExclusive, Inc. Class A Common Stock and 73,600 shares (out of the above-mentioned 75,000 shares) were granted to employees of LGM as compensation for services provided (the grant date for the 73,600 shares was determined to be December 27, 2023).
•In connection with the Merger, EGA, LGM and Mr. Segrave, Jr. entered into an agreement (the “Non-Redemption Agreement”) with an unaffiliated third party pursuant to which such third party agreed not to redeem its shares of EGA Class A common stock subject to possible redemption. In exchange for agreeing not to redeem, Mr. Segrave transferred to the investor 70,000 shares of the Company’s Class A Common Stock, which were issued to Mr. Segrave upon the redemption of 70,000 LGM Common Units on the Closing Date. The redemption of 70,000 LGM Common Units immediately triggered the cancellation of 70,000 shares of flyExclusive Class B Common Stock.
•The outstanding principal balance under the Bridge Notes (as defined in Note 15, "Debt"), which, including additions to the principal balance as a result of the accumulation of paid in kind interest was $95,503 immediately prior to the closing of the Merger, was automatically converted into 9,550,274 shares of flyExclusive Class A Common Stock.
The proceeds received by the Company from the Merger, net of transaction costs, totaled $8,350.
The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, EGA was treated as the acquired company for financial reporting purposes, whereas LGM was treated as the accounting acquirer. Accordingly, for accounting purposes, the Merger was treated as the equivalent of LGM issuing shares for the net assets of EGA, accompanied by a recapitalization. The net assets of EGA were stated at historical cost with no goodwill or other intangible assets recorded, and operations prior to the Merger are those of LGM. As a result of the Merger, the Company is organized in an umbrella partnership corporation ("Up-C") structure in which substantially all of the assets of the combined company are held by LGM, and flyExclusive's only assets are its equity interests in LGM.

Table of contents             flyExclusive, Inc.
Notes to Consolidated Financial Statements (continued)
The following table presents the total flyExclusive Common Stock outstanding immediately after the closing of the Merger:

Number of Shares
Exchange of EGA Class A Common stock subject to possible redemption for flyExclusive Class A common stock	1,306,922
Exchange of EGA Class A common stock not subject to possible redemption held by EGA Sponsor for flyExclusive Class A common stock	5,624,000
Exchange of EGA Class B common stock held by EGA Sponsor for flyExclusive Class A common stock	1,000
Exchange of EGA public warrants for flyExclusive Class A common stock	95,333
Subtotal - Merger, net of redemptions	7,027,255
flyExclusive Class B common stock held by LGM Existing Equityholders	59,930,000
Conversion of Bridge Notes held by affiliates of EGA Sponsor into shares of flyExclusive Class A common stock	8,326,712
Conversion of Bridge Notes held by non-affiliates into shares of flyExclusive Class A common stock	1,223,562
flyExclusive Class A common stock held by third party in accordance with execution of Non-Redemption Agreement	70,000
Total - flyExclusive Class A common stock and Class B common stock outstanding as a result of Merger	76,577,529
Deferred Underwriting Fee Agreement
On December 27, 2023, in conjunction with the closing of the Merger, the Company and the underwriter entered into two agreements (the "Amended Underwriting Agreement" and the "Amended Letter Agreement") to amend the terms of the original deferred underwriting agreement (the "Underwriting Agreement"), dated May 25, 2021, and the original letter agreement (the "Letter Agreement"), dated August 1, 2022.
The Amended Underwriting Agreement changed the payment terms of the Underwriting Agreement from a payment of $7,875 to the underwriter at the closing of the Merger to a payment of $500 at the closing of the Merger and 300,000 shares of flyExclusive Class A Common Stock to be issued to the underwriter no later than five (5) days following the initial filing of a registration statement with the SEC. The Amended Underwriting Agreement includes a provision that states that if the registration statement is not deemed to be effective within sixty (60) business days of the closing of the Merger, the amount of share consideration payable to the underwriter shall increase by 50,000 shares (the "Additional Stock") of the Company's common stock per month on the first business day of each month until the registration statement is declared effective. Subsequent to December 31, 2023, the Company entered into a waiver agreement with the underwriter to waive the Additional Stock penalty if the Form S-1 is not declared effective within sixty (60) business days after the consummation of the Merger.
The Company determined the obligation to issue shares to the underwriter was a registration payment arrangement that should be accounted for under ASC 825-20-25-1, Financial Instruments - Registration Payment Arrangements, which indicates that the contingent obligation to issue additional stock should be treated as a separate unit of account.
The obligation to issue 300,000 shares meets the definition of a derivative under ASC 815. However, the obligation meets the derivative scope exception within ASC 815-40 and therefore is not accounted for as a derivative and is classified within stockholders' equity in the consolidated balance sheets. Since the obligation to issue shares is equity-classified, the Company measured the fair value of the obligation to issue shares at inception and will not remeasure the fair value at each subsequent reporting period. The Company utilized a Finnerty Put Option Model to determine the fair value of the obligation to issue shares due to the presence of a discount for lack of marketability as the shares issuable to the underwriter will not be marketable until a registration statement is declared effective. The key inputs to the valuation model to estimate the fair value of the share obligation included volatility, share price, strike price, dividend yield, and the estimated registration effectiveness date.
The registration payment arrangement to contingently issue 50,000 shares per month is classified as a contingent liability in accordance with ASC 825-20-30-5. The Company did not record a contingent liability on its consolidated balance sheets as it was not probable as of December 31, 2023 that any additional stock would have to be issued, as the

Table of contents             flyExclusive, Inc.
Notes to Consolidated Financial Statements (continued)
Company determined it was probable that the registration statement will be deemed effective within sixty (60) business days of the closing of the Merger.
The Amended Letter Agreement amended the timing of the one-time, $1,500 fee (the "Success Fee") payable to the underwriter from being due at the closing of the Merger to being due within sixty (60) days of the closing of the Merger. The Success Fee is accounted for within other current liabilities on the Company's consolidated balance sheets as of December 31, 2023.
4. Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

(in thousands)	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$887	$—	$—	$887
Short-term investments	849	70,381	—	71,230
	$1,736	$70,381	$—	$72,117
Liabilities:
Warrant liability - public warrants	$1,555	$—	$—	$1,555
Warrant liability - private placement warrants	—	953	—	953
	$1,555	$953	$—	$2,508

(in thousands)	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$515	$—	$—	$515
Short-term investments	—	69,448	—	69,448
	$515	$69,448	$—	$69,963
Liabilities:
Derivative liability	$—	$—	$971	$971
	$—	$—	$971	$971
The fair values of government money market funds have been measured on a recurring basis using Level 1 inputs, which are based on unadjusted quoted market prices within active markets. The short-term investments, including investments in fixed income securities, have been measured using quoted pricing on active markets for Level 1 investments and inputs based on alternative pricing sources and models utilizing observable market inputs for Level 2 investments.
The fair value of the Public Warrants is classified as Level 1 due to the use of an observable market quote in an active market. The fair value of the Private Placement Warrants is classified as Level 2 due to the use of an observable market quote for the Public Warrants, which are considered to be a similar asset in an active market. The warrant liability is calculated by multiplying the quoted market price of the Company’s Public Warrants by the total number of Public Warrants and Private Placement Warrants.
The Company’s Level 3 liability historically consisted of an embedded derivative liability associated with the Company’s Bridge Notes (as defined in Note 15, "Debt"). On October 17, 2022, the closing date of the Bridge Notes, the Company recorded the fair value of the embedded derivative liability associated with the Bridge Notes. The embedded derivative liability was subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other income (expense), net. The fair value of the derivative liability was determined using a Monte Carlo Simulation (“MCS”) analysis, which uses Level 3 inputs. The MCS analysis contains inherent assumptions related to

Table of contents             flyExclusive, Inc.
Notes to Consolidated Financial Statements (continued)
expected stock price volatility, estimated Merger Closing Date, risk-free interest rate, estimated market yield and the probability of a successful transaction. Due to the use of significant unobservable inputs, the overall fair value measurement of the derivative liability was classified as Level 3. Upon the closing of the Merger, the convertible note was converted into shares of flyExclusive Class A Common stock, which triggered the termination of the derivative liability.
The fair value of the derivative liability as of October 17, 2022 and December 27, 2023 was determined using the following assumptions:

October 17, 2022
Exchange closing price	$9.82
Contractual conversion price	$10.00
Risk-free rate	4.3%
Estimated volatility	4.5%

December 27, 2023
Exchange closing price	$11.98
Contractual conversion price	$10.00
Risk-free rate	5.6%
Estimated volatility	15.1%
The following table shows the change in the fair value of the derivative liability for the year ended December 31, 2023 and December 31, 2022:

(in thousands)	Amount
Balance as of December 31, 2021	$—
Issuance of derivative instrument	$1,441
Change in fair value of derivative liability	$(470)
Balance as of December 31, 2022	$971
Change in fair value of derivative liability	14,589
Derecognition of derivative liability	$(15,560)
Balance as of December 31, 2023	$—
There have been no changes in valuation techniques and related inputs. As of December 31, 2023 and December 31, 2022, there were no transfers between Level 1, Level 2, and Level 3.
5. Variable Interest Entities
As part of the organizational structure, the Company has established numerous single-asset LLC entities (“SAEs”) each for the primary purpose of holding a single identifiable asset, individual planes / aircraft and leasing the asset to the Company through its wholly-owned subsidiaries. There are SAEs in which the Company has less than 100% equity interest (generally 50% or less) (“SAEs with Equity”). There are also SAEs in which the Company holds zero equity interests. Generally, in these instances, the Company initially acquired the aircraft, contributed the aircraft to the SAE, and subsequently sold 100% of the equity interests in the SAE and leased the aircraft back from the third-party in a sale-leaseback structured transaction (“SAEs without Equity”). The Company also has a 50% noncontrolling ownership interest in an entity that operates an aircraft paint facility (“paint entity”).
Management analyzes the Company’s variable interests including loans, guarantees, and equity investments, to determine if the Company has any variable interests in these entities. This analysis includes both qualitative and quantitative reviews. Qualitative analysis is based on an evaluation of the design and primary risk of these entities, their organizational structures including decision making abilities, and financial and contractual agreements. Quantitative analysis is based on these entities’ equity interests and investment. The Company determined it has variable interests in the paint entity and SAEs with Equity as a result of its equity interest in these entities. For those SAEs without Equity that the Company has a (a) lease agreement for the aircraft which is the primary asset of these entities (the “lessor SAEs without

Table of contents             flyExclusive, Inc.
Notes to Consolidated Financial Statements (continued)
Equity”), and (b) either (i) has a call option and/or (ii) a lessor put option for a fixed purchase price, it is determined that the Company has variable interests in the lessor SAEs without Equity.
The Company then determines whether the entities that the Company has variable interests in are VIEs. ASC Topic 810, Consolidation, defines a VIE as an entity that either (i) lacks sufficient equity to finance its activities without additional subordinated financial support from other parties; or (ii) whose equity holders, as a group, lack the characteristics of a controlling financial interest. Paint entity, SAEs with Equity and lessor SAEs without Equity are VIEs as they met at least one of the criteria above.
A VIE is consolidated by its primary beneficiary, which is defined as the party who has a controlling financial interest in the VIE through (a) power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and (b) obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE.
The Company uses qualitative and quantitative analyses to determine if it is the primary beneficiary of VIEs including evaluation of (a) the purpose and design of the VIE, and (b) activities that most significantly impact economic performance of the VIE. The Company also determines how decisions about significant activities are made in the VIE and the party or parties that make them. The Company determined that it is the primary beneficiary of these VIEs because it acts as manager of the entities’ aircraft or retains control of the entity through terms in the leases, thereby giving it the power to direct activities of the entities that most significantly impact its economic performance. In addition, the Company either (a) has obligations to the losses of the VIEs and the right to receive benefits from the VIEs that could potentially be significant to the entities as a result of its equity interests, or (b) is deemed to have a controlling financial interest in the VIEs due to the other equity holders of these VIEs, as a group, lacking the characteristics of a controlling financial interest.
The Company’s consolidated balance sheets include the following assets and liabilities of these VIEs:

(in thousands)	December 31, 2023	December 31, 2022
Cash	$805	$1,041
Property and equipment, net	69,815	63,913
Long-term notes payable, current portion	3,087	5,841
Long-term notes payable, non-current portion	37,404	40,562
The Company’s consolidated statements of operations and comprehensive income (loss) include the following expenses of these VIEs:

	Year Ended December 31,
(in thousands)	2023	2022
Interest expense	$2,147	$1,533
Depreciation and amortization	7,519	7,098
The assets of the Company’s VIEs are only available to settle the obligations of these entities. Creditors of each of the VIEs have no recourse to the general credit of the Company.
While the Company has no contractual obligation to do so, it may voluntarily elect to provide the VIEs with additional direct or indirect financial support based on its business objectives. The Company provided financial contributions to the VIEs in the amount of $9,541 and $14,549 during the years ended December 31, 2023 and 2022, respectively.

Table of contents             flyExclusive, Inc.
Notes to Consolidated Financial Statements (continued)
6. Revenue
Disaggregation of Revenue
The following table disaggregates revenue by service type and the timing of when these services are provided to the member or customer:

	Year Ended December 31,
(in thousands)	2023	2022
Services transferred at a point in time:
Flights	$303,299	$314,039
Services transferred over time:
Memberships	5,458	3,939
MRO	4,606	1,556
Fractional ownership purchase price	1,999	508
	$315,362	$320,042
Transaction Price
The transaction prices for each of the primary revenue streams are as follows:
•Jet Club and Charter – Membership fees (less credits issued), and flight related charges based on trips flown
•Guaranteed Revenue Program – Fleet minimums with additional charges for flight services over the guarantee
•MRO – Time and materials incurred for services performed
•Fractional Ownership – The portion of fractional interest purchase price (less credits issued) allocated to revenue, and flight related charges based on trips flown
The following tables provide a rollforward of deferred revenue:

(in thousands)	Amount
Balance as of December 31, 2021	$32,795
Revenue recognized	(179,355)
Revenue deferred	207,162
Balance as of December 31, 2022	60,602
Revenue recognized	(185,908)
Revenue deferred	219,246
Balance as of December 31, 2023	$93,940
The increase in deferred revenue at December 31, 2023 compared to December 31, 2022 is due to increased customer billings for services relating to timing of satisfaction of the Company’s performance obligations.
7. Other Receivables
Other receivables consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Rebate receivables	$871	$1,375
Federal excise tax receivable	3,079	2,506
Insurance settlement in process	298	931
Other	212	113
	$4,460	$4,925

Table of contents             flyExclusive, Inc.
Notes to Consolidated Financial Statements (continued)
8. Parts and Supplies Inventory
Parts and supplies inventory consists primarily of aircraft parts and materials and supplies. Parts and supplies inventory, net of reserve, consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Aircraft parts	$4,824	$3,350
Materials and supplies	318	2,522
	$5,142	$5,872
9. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Prepaid vendor expenses	$2,520	$1,717
Prepaid insurance	446	1,894
Capitalized transaction costs*	—	1,233
Prepaid directors and officers insurance	2,518	—
Prepaid maintenance	60	181
Prepaid non-aircraft subscriptions	113	135
MRO revenue in excess of billings	581	292
Deferred commission	514	413
	$6,752	$5,865
*The capitalized transaction costs consist of advisory, legal, and other professional fees that are specific incremental costs directly attributable to the offering of securities associated with the Closing of the Merger. On the Closing Date, these capitalized transaction costs were reclassified from prepaid expenses and other current assets to a reduction to additional paid-in capital.
10. Investments in Securities
The cost and fair value of marketable securities are as follows:

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury bills	$60,801	$131	$—	$60,932
Municipal bonds	9,543	148	(404)	9,287
Corporate/government bonds	477	29	—	506
Other bonds	478	27	—	505
	$71,299	$335	$(404)	$71,230

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury bills	$59,764	$319	$—	$60,083
Municipal bonds	9,205	40	(838)	8,407
Corporate/government bonds	477	—	—	477
Other bonds	478	3	—	481
	$69,924	$362	$(838)	$69,448

Table of contents             flyExclusive, Inc.
Notes to Consolidated Financial Statements (continued)
The aggregated unrealized losses on available-for-sale debt securities in the amounts of $69 and $476 have been recognized in accumulated other comprehensive loss in the Company’s consolidated balance sheets as of December 31, 2023 and December 31, 2022, respectively.
11. Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31, 2023	December 31, 2022
Transportation equipment	$311,584	$294,846
Office furniture and equipment	3,131	2,591
Leasehold improvements	2,306	137
Construction in progress	147	447
Deposits on transportation equipment	23,923	29,729
	341,091	327,750
Less: Accumulated depreciation	(87,115)	(75,057)
Property and equipment, net	$253,976	$252,693
Depreciation expense of property and equipment for the years ended December 31, 2023 and 2022, was $25,833 and $23,114, respectively. The net carrying value of disposals of long-lived assets as of December 31, 2023 and 2022 was $66,986 and $45,209, respectively.
Interest payments on borrowings to acquire aircraft are capitalized for the month of acquisition when the aircraft’s in-service date begins following the 15th of the month. (Interest payments for the month of acquisition would be expensed if the aircraft is placed into service before the 15th of the month). Capitalized interest was zero and $161 as of December 31, 2023 and December 31, 2022, respectively, and was included as a component of construction in progress prior to the equipment’s in-service date.
12. Intangible Assets
Intangible assets, net are as follows:

	December 31, 2023
	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Life (in years)
Software - in service	$3,486	$(1,902)	$1,584	3
FAA certificate	650	—	650	Indefinite
Total acquired intangible assets	$4,136	$(1,902)	$2,234

	December 31, 2022
	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Life (in years)
Software - in service	$2,680	$(898)	$1,782	3
FAA certificate	650	—	650	Indefinite
Total acquired intangible assets	$3,330	$(898)	$2,432
Amortization of intangible assets was $1,004 and $898 for the years ended December 31, 2023 and 2022, respectively. The Company did not record any impairment charges related to definite-lived intangible assets for the years ended December 31, 2023 and 2022.

Table of contents             flyExclusive, Inc.
Notes to Consolidated Financial Statements (continued)
The following is a schedule of estimated amortization expense for the following periods:

Fiscal Year	Amount
2024	$1,040
2025	383
2026	161
2027	—
2028	—
Thereafter	—
$1,584
13. Other Current Liabilities
Other current liabilities consisted of the following:

	December 31, 2023	December 31, 2022
Accrued vendor payments	$6,386	$4,510
Accrued ERC payments	9,044	8,909
Accrued underwriter fees	1,500	—
Accrued directors and officers insurance	2,518	—
Accrued employee-related expenses	7,751	6,473
Accrued engine expenses	4	1,139
Accrued tax expenses	746	526
Accrued interest	569	92
Other	187	128
	$28,705	$21,777
Employee Retention Credit (“ERC”)
The CARES Act, which was enacted on March 27, 2020, provides an ERC that is a refundable tax credit against certain employer taxes. The ERC was subsequently amended by the Taxpayer Certainty and Disaster Tax Relief Act of 2020, the Consolidated Appropriation Act of 2021, and the American Rescue Plan Act of 2021, all of which amended and extended the ERC availability and guidelines under the CARES Act. The goal of the ERC program is to encourage employers to retain and continue paying employees during periods of pandemic-related reduction in business volume even if those employees are not actually working, and therefore, are not providing a service to the employer.
Under the Act, eligible employers could take credits up to 70% of qualified wages with a limit of $7 per employee per quarter for the first three quarters of calendar year 2021. In order to qualify for the ERC in 2021, organizations generally have to experience a more than 20% decrease in gross receipts in the quarter compared to the same quarter in calendar year 2019 or its operations are fully or partially suspended during a calendar quarter due to “orders from an appropriate governmental authority limiting commerce, travel, or group meetings (for commercial, social, religious, or other purposes)” due to COVID-19. The credit is taken against the Company’s share of Social Security Tax when the Company’s payroll provider files, or subsequently amends the applicable quarterly employer tax filings.
As of December 31, 2023, the Company has received ERC payments totaling $9,044. The Company’s legal counsel has issued a legal opinion that the Company, more likely than not, qualified for the ERC. However, it remains uncertain whether the Company meets the eligibility qualifications required for the ERC. Therefore, the balance was included in Other current liabilities in the consolidated balance sheets as of December 31, 2023 and December 31, 2022 since the Company may potentially be required to repay the ERC.

Table of contents             flyExclusive, Inc.
Notes to Consolidated Financial Statements (continued)
14. Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	December 31, 2023	December 31, 2022
Guaranteed revenue program deposits	$—	$37,500
Fractional ownership deposits	16,686	3,636
PPP loan	—	339
Other	26	28
	$16,712	$41,503
15. Debt
The components of the Company’s outstanding Short-term notes payable consisted of the following:

	Weighted average interest rates	December 31, 2023	December 31, 2022
Short-term notes payable
Bank 2	7.5%	14,400	3,756
Less: Unamortized debt issuance costs		(4)	(52)
Total short-term notes payable		$14,396	$3,704
In October 2022, the Company entered into a short-term loan agreement for a principal amount of $3,756 bearing interest at 6.5% and was initially maturing in April 2023. In April 2023, the Company extended its maturity date to October 2023 and amended its interest rate to 7.75%. The loan is collateralized by the aircraft it financed and requires monthly interest payments. A balloon payment of all unpaid principal and accrued and unpaid interest is due upon maturity. The principal balance of $3,756 was paid off in September 2023.
In June 2023, the Company entered into two new short-term loan agreements in the amounts of $8,000 and $6,400 principal. Both loans bear an interest rate of 7.75%, with a maturity date of six months from the loan date. In December 2023, the Company extended the maturity dates to June 2024, one year from the loan dates.
As of December 31, 2023 and December 31, 2022, unamortized debt issuance costs were $4 and $52, respectively.
During the years ended December 31, 2023 and 2022 the Company recorded $175 and $162, respectively in amortization of debt issuance costs within Interest expense in the consolidated statements of operations and comprehensive income (loss). Total interest expense related to short-term debt was $928 and $578 for the years ended December 31, 2023 and 2022, respectively.

Table of contents             flyExclusive, Inc.
Notes to Consolidated Financial Statements (continued)
The components of the Company’s outstanding long-term debt consisted of the following:

	Interest Rates		Amounts		Maturity Dates
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Long-term notes payable with banks for the purchase of aircrafts
Bank 1	4.0% - 7.3%	4.0% - 5.5%	$13,589	$24,275	Aug 2025 - Feb 2027	Aug 2023 - Sep 2026
Bank 2	4.0% - 7.8%	4.0% - 6.3%	13,769	15,518	Dec 2025 - Jun 2028	Jun 2023 - Nov 2027
Bank 3	3.5% Fixed - 2.3% + SOFR**	3.5% Fixed - 2.2% + LIBOR†	7,705	8,721	Jan 2024 - Oct 2026	Apr 2023 - Oct 2026
Bank 4	2.9% + SOFR**	2.8% + LIBOR†	4,082	4,440	Sep 2024 - Dec 2024	Sep 2024 - Dec 2024
Bank 5	5.3% - 6.0%*	5.3% - 6.0% + LIBOR* †	3,759	4,204	Jul 2030 - Sep 2030	Jul 2030 - Sep 2030
Bank 6	7.7%	5.4%	1,843	2,114	Jan 2030	Jan 2024
Bank 7	4.0%	4.0%	1,061	1,320	Sep 2027	Sep 2027
Long-term notes payable with financial institutions for the purchase of aircrafts
Financial Institution 1	0.25% + Schwab Loan Rate	5.3%	3,290	3,650	Dec 2027	Dec 2027
Financial Institution 2	3.6% - 7.0%	3.6% - 7.0%	8,435	17,882	Nov 2026 - May 2027	Mar 2026 - Jun 2027
Financial Institution 3	9.0% - 9.5%	n/a	22,612	—	Sep 2033 - Dec 2033	n/a
Credit facilities with financial institutions
Financial Institution 4	1.3% + SOFR** - 2.8% + SOFR**	2.3% + LIBOR † - 2.8% + SOFR**	72,688	32,153	See disclosure below	See disclosure below
Bridge Notes	n/a	10.0%	n/a	86,816	See disclosure below	See disclosure below
Other long-term debt payable
EID loan	See disclosure below	See disclosure below	116	122	See disclosure below	See disclosure below
Long-term debt from VIEs			40,491	46,403
Total Long-term notes payable			193,440	247,618
Less: Unamortized debt issuance costs and debt discount			(151)	(1,717)
Less: current portion			(26,471)	(23,581)
Long-term notes payable, non-current portion			$166,818	$222,320
*The payment terms dictate that the Note shall bear interest at a rate equal to the Prime Rate plus 275 basis points with an initial interest rate set at 6% based on the Prime Rate and Loan Spread at the time of the agreement. The interest rate is to be adjusted every 5 years and be based on the Prime Rate published as of the date plus the Loan Spread.
†LIBOR is defined as the "London Interbank Offer Rate".
**SOFR is defined as “Secured Overnight Financing Rate” .

Table of contents             flyExclusive, Inc.
Notes to Consolidated Financial Statements (continued)
The Company (the “borrowers”) routinely enters into long-term loan agreements with various lenders for the purpose of financing purchases of aircraft. These loans usually have an initial term between 2 to 15 years and sometimes the borrowers negotiate with the lenders to extend the maturity date at the end of the initial term. The Company will refinance as needed to meet its obligations as they become due within the next 12 months. The Company has maintained a positive relationship with the lenders and has not historically had any difficulty refinancing these debt obligations. Based on historical experience and the fact that the Company has not suffered any decline in creditworthiness, it expects that cash on hand and cash earnings will enable it to secure the necessary refinancing. Amendments are executed at times when interest rates and terms are changed. Under these long-term loan agreements, these borrowers usually pay principal and interest payments each month, followed by a balloon payment of all unpaid principal and accrued and unpaid interest due upon maturity, and when applicable, a loan origination fee upon execution. Additionally, late payments are usually charged a 5% penalty fee (each individual loan agreement varies). Each note payable is collateralized by the specific aircraft financed and is guaranteed by the owners of the borrowers. Debts are usually satisfied when the financed aircraft are sold.
The lender may impose a restriction that the outstanding balance of the note may not exceed a percentage of the retail value of the collateral. In the event the outstanding value of the loan exceeds the percentage threshold of the collateralized aircraft, the borrowers may be required to make a payment in order to reduce the balance of the loan. Pursuant to the loan agreements, the borrowers must maintain certain debt service ratios (such as cash flow to leverage or certain EBITDA to total borrowings) specific to each lender as long as the borrowers hold outstanding loans. There are approximately forty separate loan agreements (each loan agreement includes the initial agreement and amendments if applicable) with note payable balances outstanding included in the consolidated balance sheets as of December 31, 2023 and December 31, 2022.
As of December 31, 2023 and December 31, 2022, unamortized debt issuance costs were $151 and $217 for long-term notes payable (excluding convertible note), respectively.
During the years ended December 31, 2023 and 2022, the Company recorded $98 and $79, respectively, in amortization of the debt issuance costs within Interest expense in the consolidated statements of operations and comprehensive income (loss). Total Interest expense related to long-term debt (excluding convertible note and VIEs) was $9,251 and $4,023 for the years ended December 31, 2023 and 2022, respectively.
The table below presents the Company’s contractual principal payments (not including debt issuance costs) as of December 31, 2023 under then-outstanding long-term debt agreements in each of the next five calendar years (does not include VIE loans):

Fiscal year	Amount
2024	$23,408
2025	75,500
2026	21,309
2027	12,719
2028	2,528
Thereafter	17,485
152,949
Long-term notes payable from VIE	40,491
Debt issuance costs	(151)
Total long-term notes payable	$193,289
Credit Facility (term loan)
In August 2018, the Company entered into a term loan agreement with a financial institution (the “Lender”) to provide a term loan with a maximum borrowing amount of $12,255, each borrowing considered a loan with a separate promissory note (the “Credit Facility”). Each term loan will be used to finance the purchase of aircraft and shall not exceed certain appraised value of the aircraft that is being financed.
Interest will accrue on the unpaid principal balance at a rate equal to the Overnight LIBOR-Based Rate (a per annum rate of interest which is equal to the greater of: (i) the floor rate 2.25%, and (ii) the sum of Overnight LIBOR plus 2.25% (Overnight LIBOR Margin) at the execution date of the promissory note. Interest on each loan will be paid in arrears on the same day of each month, commencing on the one-month anniversary of the promissory note. In addition to the interest payments, a principal payment of each loan will be paid monthly based on an amortization schedule of twelve years. The

Table of contents             flyExclusive, Inc.
Notes to Consolidated Financial Statements (continued)
entire remaining principal balance of the loan, plus all accrued but unpaid interest shall be due and payable on the fifth-year anniversary of the promissory note (the “Term Loan Maturity Date”). Any installment of principal or interest on the loans which are not paid when due shall bear a default interest rate equal to the lesser of (i) the applicable LIBOR-based rate plus 3% per annum, or (ii) the highest rate then permitted by applicable law. A late charge of 5% of any payment will be imposed on any regularly scheduled payment not received by the Lender on or before 15 days from the date such payment is due.
The Lender has the right to have any financed aircraft appraised during any outstanding obligations, at the Company’s sole cost and expense. In the event the loan is revealed to have a value greater than a certain percentage of the aircraft, the Company must make a mandatory repayment of the applicable loan to an amount that will reduce the loan to be less than the required percentage of the applicable appraised value. Pursuant to the term loan agreement, the Company must maintain a certain debt service coverage ratio (the ratio calculated by dividing EBITDA and sum of all loan payments), tested annually. There is also an optional prepayment clause which specifies that the Company may prepay any loans in whole or in part, and all prepayments of principal shall include interest accrued to the date of the prepayment on the principal amount being prepaid.
The Credit Facility contains clauses requiring the Company to maintain their limited liability companies’ existence and to not permit any of the subsidiaries to liquidate, dissolve, change their names, or consolidate with other corporations without prior consent of the Lender. The original loan agreement states that the Company may not re-borrow any amounts repaid to the Lender. The term loan is collateralized by substantially all assets of the borrower and initially expires August 2019. The Credit Facility also contains other customary covenants, representations and events of default.
In August 2019, the Company entered into the First Amendment of the original term loan agreement which increased the maximum available borrowings of the Credit Facility to $22,255 and extended the Term Loan Maturity Date to November 2020. The First Amendment also amended the covenant to require the Company to maintain a certain Fixed Charge Coverage ratio tested on the date immediately preceding each borrowing and upon receipt of quarterly financial statements.
In November 2020, the Company entered into the Second Amendment of the term loan agreement which increased the maximum available borrowings of the Credit Facility to $27,250 and extended the Term Loan Maturity Date to November 2022.
In September 2022, the Company entered into the Third Amendment of the term loan agreement which increased maximum available borrowings of the Credit Facility to $32,250 and extended the Term Loan Maturity Date to September 2024. The Third Amendment also states that the Company may repay any outstanding loan at any time and any amounts so repaid may be reborrowed, up to the Maximum Loan Amount at the time of such borrowing. The Third Amendment also amended the interest rate terms and provided the option to elect a rate per year equal to SOFR-Based Rate or the Prime-Based Rate.
In December 2023, the Company entered into the Fourth Amendment of the term loan agreement which decreased maximum available borrowings of the Credit Facility to $15,250. The Company elected to utilize the SOFR-Based Rate upon execution of the amendment and continued to pay interest based on the SOFR-Based Rate as of December 31, 2023.
As of December 31, 2023 and December 31, 2022, the aggregate outstanding balances on the term loan were $13,148 and $32,153, respectively and the Company had approximately $2,102 and $97 additional available borrowing capacity under the term loan, respectively. As of December 31, 2023 the term loans bear maturity dates from January 2024 to April 2027.
Credit Facility (Revolving Line of Credit)
In March 2023, the Company entered into a revolving uncommitted line of credit loan with the lender (the “LOC Master Note”). The LOC Master Note provides a line of credit of up to $60,000 and the Company may request one or more loans from time to time until the scheduled maturity date of March 9, 2024 (“LOC Master Note Maturity Date”). The loan is collateralized by the Company’s investment accounts with the financial institution.
At the Company’s option, the interest rate on term loans drawn from the LOC Master Note is equal to either the Prime-Based Rate, defined as the greater of 1.25% or the prime rate minus 1.88%, or the Daily Simple SOFR-Based Rate, defined as the greater of 1.25% or the Daily Simple SOFR plus 1.25% (“Interest Rate Option”). The Company agrees to pay accrued interest monthly on the 9th day of each month, beginning with the first of such dates to occur after the date of the first Loan, at maturity of this note, and upon payment in full, whichever is earlier or more frequent. After maturity, whether by acceleration or otherwise, interest shall be payable upon demand. The Company may prepay any principal

Table of contents             flyExclusive, Inc.
Notes to Consolidated Financial Statements (continued)
bearing interest at any Interest Rate Option in whole or in part without breakage fee, penalty or premium; provided, however, that if a Swap Agreement with a Daily Simple SOFR-Based Rate is in effect between Lender and the Company in connection with a Loan made pursuant to this LOC Master Note, any applicable swap breakage fees, penalties, premiums and costs will apply. There is no Swap Agreement in place as of December 31, 2023.
The LOC Master Note contains customary representations and warranties and financial and other affirmative and negative covenants and is subject to acceleration upon certain specified events of default, including failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, failure to maintain the market value of the collateral such that at all times it equals or exceeds the Minimum Liquidity Balance and certain other events of default.
All payments shall be made in immediately available funds and shall be applied first to accrued interest and then to principal; however, if an Event of Default occurs, Lender may in its sole discretion, and in such order as it may choose, apply any payment to interest, principal and/or lawful charges and expenses then accrued.
The Company drew an initial $44,527 principal amount in March 2023, with the selected interest option of SOFR plus 1.25%. In April, September, and October 2023, the Company drew additional $3,300, $8,713 and $3,000 principal amounts, respectively, under the LOC Master Note with the selected interest option of SOFR plus 1.25%. As of December 31, 2023, the Company has an outstanding balance on the LOC Master Note of $59,540 with the selected interest option of SOFR plus 1.25%.
Subsequent to December 31, 2023, the Company entered into an amendment to the LOC Master Note to extend the maturity date to September 9, 2025. Refer to Note 24, "Subsequent Events," for additional details.
Debt Covenants
Financial covenants contained in the debt borrowings mandate that the Company maintains certain financial metrics, including, but not limited to, debt service coverage ratios, fixed charge cover ratios, or cash flow cover ratios. If the Company is unable to maintain the financial metric, it is a breach of the debt covenant and is considered an event of default. An event of default can result in all loans and other obligations becoming immediately due and payable, including the advance of any sums necessary to cure the event of default, allowing the lenders to seize the collateralized assets, aircraft and the debt agreements being terminated. As of December 31, 2023 and December 31, 2022, the Company was not in compliance with certain financial covenants and obtained waiver request letters from the various lenders. Pursuant to the waiver letters, the lenders agreed to waive the financial covenants for the years ended December 31, 2023 and December 31, 2022. The aggregate balances of outstanding debt obligations for which waiver letters were received was $42,675 and $13,645 as of December 31, 2023 and December 31, 2022, respectively.
Bridge Notes
On October 17, 2022, the Company entered into the EPA with EGA (see Note 1, "Organization and Operations"). In combination with the EPA, the Company entered into a senior subordinated convertible note agreement (the "Bridge Notes") with an investor (“Noteholder”). Pursuant to the convertible note agreement, the Company borrowed and agreed to repay the Noteholder a principal amount of $50,000, which can be increased to a maximum borrowing of $85,000. On October 28, 2022, the Company requested and received the additional $35,000 incremental note funding, bringing the total borrowing amount to $85,000.
The Bridge Notes accrued interest daily at the applicable rate which is 10%. Pursuant to the convertible note agreement, interest is payable in kind (“PIK”, instead of paying cash, accrued interest will be added to the outstanding principal balance and will be deemed paid) annually on the anniversary of the closing date of the Bridge Notes of October 17, 2022.
The Company assessed all terms and features of the Bridge Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the Bridge Notes, including the conversion, put and call features. In consideration of the conversion provision, the Company concluded the conversion feature required bifurcation as a derivative. The fair value of the conversion feature derivative was determined based on the difference between the fair value of the Bridge Notes with the conversion option and the fair value of the Bridge Notes without the conversion option. The Company determined that the fair value of the derivative upon issuance of the Bridge Notes was $1,441 and recorded this amount as a derivative liability and the offsetting amount as a debt discount as a reduction to the carrying value of the Bridge Notes on the Bridge Note's closing date of October 17, 2022. As of December 31, 2023 and December 31, 2022, the fair value of the derivative liability was zero and $971, respectively.

Table of contents             flyExclusive, Inc.
Notes to Consolidated Financial Statements (continued)
Upon closing of the Merger, the outstanding principal balance of the Bridge Notes of $85,000 and accrued PIK interest of $10,503 were automatically converted into 9,550,274 shares of flyExclusive Class A common stock, settling the Company's repayment obligation, (See Note 3, "Merger"). Immediately prior to the conversion on the Closing Date, the Company remeasured the associated derivative liability to its fair value as of the Closing Date of $15,560. The Company recognized an unrealized loss of $14,589 related to the change in fair value of derivative liability from December 31, 2022 to the Closing Date within other income (expense), net in the consolidated statements of operations and comprehensive income (loss). Upon conversion, the Company removed the associated unamortized debt issuance costs of $717 and derivative liability of $15,560 from the consolidated balance sheets and recorded a gain on extinguishment of debt of $14,843 within the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2023. For the year ended December 31, 2022, the Company recognized an unrealized gain of $470 related to the change in fair value of derivative liability within other income (expense), net in the consolidated statements of operations and comprehensive income (loss).
As of December 31, 2023 and December 31, 2022, unamortized debt issuance costs related to the Bridge Notes was zero and $1,500, respectively. During the years ended December 31, 2023 and 2022, the Company recorded $783 and $202, respectively, in amortization of the debt discount and $8,687 and $1,816, respectively, related to the PIK interest expense within Interest expense in the consolidated statements of operations and comprehensive income (loss). The effective interest rate used was 13.3% as of the conversion date of December 27, 2023, and 14.3% as of December 31, 2022.
Paycheck protection program (“PPP”) loans
In response to the coronavirus (COVID-19) outbreak in 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that, among other economic stimulus measures, established the PPP to provide small business loans.
In January 2021, the Company entered into an additional PPP loan agreement for approximately $339. The PPP loan bears a fixed interest rate of 1% over a five-year term, is guaranteed by the U.S. federal government and does not require collateral. The loans may be forgiven, in part or whole, if the proceeds are used to retain and pay employees and for other qualifying expenditures.
During 2021, the Company used all of the 2021 PPP loan proceeds to pay for qualified expenses, 100% of which were used to pay for payroll-related expenses. The Company submitted its application and supporting documentation for forgiveness to its bank, which submitted the application and supporting documentation to the Small Business Administration (“SBA”).
The balance on the PPP Loan was $339 and is included in Other non-current liabilities in the consolidated balance sheets as of December 31, 2022. The loan was forgiven in April 2023 including all accrued and unpaid interest. During the year ended December 31, 2023, the Company recognized loan forgiveness of $339 as Other expense in the Company's consolidated statements of operations and comprehensive income (loss).
Economic Injury Disaster Loans (“EID”)
In August 2020, the Company executed the standard loan documents required for securing loans offered by the SBA under its EID loan assistance program and received the loan proceeds of $122. The proceeds from the EID Loan must be used for working capital. The EID Loan has a thirty-year term and bears interest at a rate of 3.75% per annum with monthly principal and interest payments being deferred for 12 months after the date of disbursement. On March 11, 2021, the American Rescue Plan Act of 2021 was enacted, which extended the first due date for repayment of EIDLs made in 2020 from 12 months to 24 months from the date of the note. The EID loan may be prepaid at any time prior to maturity with no prepayment penalties. The Loan Authorization and Agreement and the note executed by the Company in connection with the EID Loan contains events of default and other provisions customary for a loan of this type and the EID loan is secured by a security interest on all of the Company’s assets.
16. Leases
The Company’s lease arrangements generally pertain to real estate leases and aircraft. The Company leases real estate including hangars and office space under non-cancelable operating leases, ranging from two to thirty years. As of December 31, 2023 and December 31, 2022, the Company operated 42 and 30 aircraft, respectively, under non-cancelable operating leases ranging from two to six years for charter flight services. For the Company’s aircraft leases, in addition to the fixed lease payments for the use of the aircraft, the Company is also obligated to pay into aircraft engine reserve

Table of contents             flyExclusive, Inc.
Notes to Consolidated Financial Statements (continued)
programs and additional variable costs which are expensed as incurred and are not included in the measurement of our leases which amounted to $12,689 and $13,778 for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, the Company negotiated the purchase of two aircraft under existing operating leases. Additionally, the Company entered into sale-leaseback transactions for ten aircraft during the same period and recognized an aggregate gain of $10,223 from the transactions. The sale-leaseback transactions qualified as a sale and the associated assets were removed from Property and equipment, net and recorded as Operating lease right-of-use assets on the Company’s consolidated balance sheets.
Vehicle leases typically have month-to-month lease terms and are classified as short-term leases.
The following table sets forth information about the Company’s operating lease costs for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Operating lease cost:	$18,278	$12,986
Short-term lease cost	768	310
Total lease costs	$19,046	$13,296
The following table sets forth supplemental information about the leases for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
ROU assets obtained in exchange for new operating lease liabilities	$48,807	$21,853
Weighted-average remaining lease term – operating leases	8.52 years	10.16 years
Weighted-average discount rate – operating leases	6.54%	5.86%
The Company’s future lease payments under non-cancellable operating leases as of December 31, 2023 are as follows:

Fiscal Year	Amount
2024	$22,733
2025	20,547
2026	17,670
2027	12,299
2028	5,585
Thereafter	40,696
Total undiscounted cash flows	119,530
Less: Imputed interest	(33,523)
Present value of lease liabilities	$86,007
17. Warrant Liabilities
In connection with the Merger, the Company assumed 7,066,668 EGA public warrants and 4,333,333 EGA private placement warrants. The Warrants are not exercisable until at least 30 days after the Merger, as such, no warrants were exercised prior to December 31, 2023.
Each such Warrant will be exercisable at an exercise price of $11.50 for one share of flyExclusive Class A Common Stock, subject to adjustments. The Warrants may be exercised for a whole number of shares of the Company. No fractional shares will be issued upon exercise of the Warrants. The Warrants will expire on December 27, 2028, or earlier upon redemption or liquidation.
The Private Placement Warrants are identical to the Public Warrants except that the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the EGA Sponsor or their permitted

Table of contents             flyExclusive, Inc.
Notes to Consolidated Financial Statements (continued)
transferees. If the private warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Company may redeem the Public Warrants:
•in whole and not in part;
•at a price of $0.01 per warrant;
•upon not less than 30 days’ prior written notice of redemption (the“30-day redemption period”) to each     warrant holder; and
•if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.
If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the Warrant Agreement. The exercise price and number of the common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, consolidation, combination, reverse stock split, or reclassification.
The Warrants are classified as derivative liabilities because they do not meet the criteria in ASC 815-40 to be considered indexed to the entity’s own stock as the warrants could be settled for an amount that is not equal to the difference between the fair value of a fixed number of the entity’s shares and a fixed monetary amount. The Warrants are measured at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded in the consolidated statements of operations and comprehensive income (loss) as a gain or loss. (see Note 4, "Fair Value Measurements," for additional information regarding fair value).
On the Closing Date of the Merger, the Company recorded a warrant liability of $2,248 based on the fair value as of the Closing Date prior to the warrant exchanges (see Note 3, "Merger," for additional information regarding the warrant exchanges).
For the year ended December 31, 2023, the Company remeasured the fair value of the Warrants and recorded a loss on the change in the fair value of $334. The loss was recorded to Other income (expense), on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2023. As of December 31, 2023, and December 31, 2022, the consolidated balance sheets contained warrant liabilities of $2,508 and zero, respectively.
18. Employee Benefits
Defined Contribution Plan
The Company established the flyExclusive 401(k) Plan (the “401k Plan”) under Section 401(k) of the Internal Revenue Code. Under the 401k Plan, employees (or “Participants”) with greater than two months of service may contribute up to the lesser of $58 or 100% of their compensation per year subject to the elective limits as defined by IRS guidelines. The Company may make discretionary matching contributions in amounts equal to a uniform percentage or dollar amount of employees’ elective deferrals each plan year. The Company is matching 50% of the first 8% of base compensation that participants contribute to the plan. Vesting in the Company’s contribution portion of their accounts is based on years of continuous service. A participant is 100% vested after 2 years of credited service.
Investment selections consist of mutual funds. The Company’s contributions to the 401k Plan amounted to $1,158 and $973 for the years ended December 31, 2023 and 2022, respectively.
Health and Welfare Benefits
The Company provides health and welfare benefits to its employees, including health, life, dental and disability insurance, among others.

Table of contents             flyExclusive, Inc.
Notes to Consolidated Financial Statements (continued)
19. Stock-based Compensation
2023 Equity Incentive Plan
The aggregate number of shares of common stock reserved for future issuance under the 2023 Equity Incentive Plan is 6,000,000 shares. The number of shares available for issuance under the 2023 Equity Incentive Plan will be proportionately adjusted for (i) any increase or decrease in the number of issued and outstanding shares resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the shares, or similar transaction affecting the shares, (ii) any other increase or decrease in the number of issued and outstanding shares effected without receipt of consideration by the Company, or (iii) any other transaction with respect to the Company’s Common Stock including a corporate merger, consolidation, acquisition of property or stock, separation (including a spin-off or other distribution of stock or property), reorganization, liquidation (whether partial or complete) or any similar transaction; provided, however that conversion of any convertible securities of the Company will not be deemed to have been effected without receipt of consideration. The 2023 Equity Incentive Plan will continue in effect for a period of 10 years from the Incentive Plan Effective Date unless sooner terminated.
On December 27, 2023 (the "Grant Date"), 73,600 shares of fully vested Class A Common Stock were granted to employees of flyExclusive as compensation for services provided. The closing stock price as of the Grant Date was utilized to determine the fair value of the grant. The Company recognized the entire fair value of $882 as stock-based compensation within selling, general and administrative expense in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2023. The $882 was calculated as the 73,600 shares that immediately vested upon the Grant Date, which was the date of the closing of the Merger, multiplied by the Grant Date fair value per share of the Class A Common Stock of $11.98.
No other awards were granted under the 2023 Equity Incentive Plan during the year ended December 31, 2023. As of December 31, 2023, 6,000,000 shares of the Company's common stock were available for future issuance under the 2023 Equity Incentive Plan.
Employee Stock Purchase Plan
The ESPP provides eligible employees of the Company with a convenient means of acquiring an equity interest in the Company through payroll deductions. The aggregate number of common stock reserved for future employee purchases under the ESPP is 1,500,000 shares. The number of shares available for issuance under the ESPP will be adjusted by the administrator in the event of any change affecting the number, class or terms of the Company’s Common Stock by reason of any stock split, stock dividend, recapitalization, combination of shares, exchange of shares or other change affecting the outstanding common stock as a class without the Company’s receipt of consideration. Unless otherwise determined by the Compensation Committee of the Board, the ESPP will be administered on the basis of sequential six-month offering periods until the ESPP is terminated: (a) the six (6) month period commencing on January 1 and ending on the following June 30, and (b) the six (6) month period commencing on July 1 and ending on the following December 31. Each person who is an eligible employee on a date of grant will be granted an option for the offering period. Such option will be for up to the whole number of shares to be determined by the lesser of (a) the number of shares obtained by dividing 12,500 by the fair market value of one share determined as of the date of grant, or (b) 50,000 shares. The purchase price per share at which a share may be acquired on a purchase date will be eighty-five percent (85%) of the lesser of: (a) the fair market value of a share on the date of grant, or (b) the fair market value of a share on the purchase date, provided, however, that the Compensation Committee of the Board may, prior to the commencement of any offering period, provide for an option price for such offering period based on a discount of less than fifteen percent (15%) of the fair market value of a share on the date of grant or the purchase date. Shares will be paid for through payroll deductions for those who elect to exercise their option for an option period. The ESPP will expire on October 31, 2033, unless sooner terminated by the Board, or the purchase of all available shares. As of December 31, 2023, no shares have been purchased by employees under the ESPP.
20. Income Taxes
The Company is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss as well as any standalone income or loss flyExclusive Inc generates.
As of December 31, 2023, flyExclusive, Inc held 22% of the economic interest in LGM, which is treated as a partnership for U.S. federal income tax purposes. As a partnership, LGM generally is not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income (loss) and any related tax credits are passed through to its members and included in their tax returns, even though such net taxable income (loss) or tax credits may not have actually been

Table of contents             flyExclusive, Inc.
Notes to Consolidated Financial Statements (continued)
distributed. flyExclusive, Inc is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of LGM.
The components of income tax expense for the year ended December 31, 2023 are as follows:

Year Ended December 31,
2023
Current
Federal	$—
State	—
Total income taxes	$—
The following table represents a reconciliation of income tax expense at the statutory federal income tax rate to the actual income tax expense from continuing operations:

	Year Ended December 31,
	2023
	Amount	Tax Rate
Loss before income taxes	$(54,738)
Tax expense at statutory rate	(11,495)	21.0%
Increases (reductions) in taxes resulting from:
Loss attributable to redeemable noncontrolling interest	(225)	0.4
Change in fair value of warrant liabilities	70	(0.1)
Change in fair value of derivative liability	(955)	1.7
Change in valuation allowance	952	(1.7)
Unrecognized benefit from LLC flow thru structure	11,667	(21.3)
Deferred Rate Change	—	—
State income taxes, net of federal income tax benefit	—	—
Other adjustments, net	(14)	—
Income tax expense	$—	—%
The effective tax rate was —% for the year ended December 31, 2023. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the unrecognized benefit from the LLC flow thru structure.
Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The principal components of our net deferred tax liability were as follows:

December 31,
2023
Deferred tax assets
Net operating loss carryforward	$634
Interest Expense	558
Start Up Cost	679
Outside basis difference on investment in LGM Enterprises, LLC (a)	12,963
Other, net	—
Total deferred tax assets	14,834
Valuation allowance	(14,834)
Net deferred tax assets	$—
(a) The Company's deferred tax asset for the investment in partnership relates to the excess outside tax basis over financial reporting outside basis in LGM Enterprises, LLC, which is treated as a partnership for U.S. federal income tax purposes.

Table of contents             flyExclusive, Inc.
Notes to Consolidated Financial Statements (continued)
We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of our deferred tax assets may not be realized. In making this determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary difference, projected future taxable income and tax planning strategies. As of December 31, 2023, we concluded based on the weight of all available positive and negative evidence, that it is more likely than not that the majority of deferred tax assets will not be realized. Accordingly a valuation allowance of $14,834 has been established as of December 31, 2023. The full valuation allowance will remain until there is sufficient evidence to support the reversal of all or some portion of these allowances.
As of December 31, 2023, the Company had U.S federal net operating loss carryforwards ("NOL") totaling $2,607 which have expiration dates extending indefinitely without expiration as well as state NOL carryforwards totaling $2,607 which have various expiration dates extending through 2043.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions in which it operates. Therefore, the Company is subject to tax examination by various taxing authorities. The Company is not currently under examination, and is not aware of any issues under review that could result in significant payments, accruals or material deviation from its tax positions. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities to the extent utilized in a future period. As of December 31, 2023, the tax years from 2019 to present generally remain open to examination by relevant taxing jurisdictions to which the Company is subject.
21. Related Party Transactions
The Company regularly enters into related party transactions with entities associated with, and under control of, the majority owner of the Company. Management believes some transactions were conducted on terms equivalent to those prevailing in an arm’s-length transaction. However, some amounts earned or that were charged under these arrangements were not negotiated at arm’s length and may not represent the terms that the Company might have obtained from an unrelated third party. See below for a description of transactions with related parties.
Purchases from Related Parties
LGM Ventures, LLC (“LGMV”) is an entity with the same ownership structure as the Company. Carolina Air Center, LLC, Crystal Coast Aviation, LLC, and Kinston Jet Center, LLC are subsidiaries of LGMV and sellers of fuel. During the years ended December 31, 2023 and 2022, the Company purchased a total of $2,027 and $2,185 in fuel from subsidiaries of LGMV, respectively. This fuel represents approximately 3% and 3% of the Company’s total fuel purchases during the years ended December 31, 2023 and 2022, respectively.
Leases from Related Parties
Kinston Jet Center, LLC, Kinston Jet House, LLC, and LGM Auto, LLC are subsidiaries of LGMV and lessors of real property and equipment (such as trucks, trailers and vans). During the years ended December 31, 2023 and 2022, the Company incurred rent expense to subsidiaries of LGMV totaling $1,646 and $1,235, respectively. See Note 16, "Leases" for further details.
Due to Related Parties
Amounts due to related parties on the consolidated balance sheets as of December 31, 2023 were zero. Amounts due to related parties on the consolidated balance sheets as of December 31, 2022 totaled $72 and relate to fuel and lease purchases from LGMV and Kinston Jet Center, LLC. Accounts payable to related parties for fuel and lease purchases are recorded as increase in equity and a decrease in due to related parties at closing. As of December 31, 2023 and 2022, the Company recognized an increase in equity related to related party payables of $1,047 and $6,188, respectively.
Sales to Related Parties
The Company allows owners of subsidiaries and lessor SAEs without Equity (“lessor VIEs”) to charter flights at a reduced rate. During the years ended December 31, 2023 and 2022, the Company recorded $22,279 and $22,468 in charter flight revenue from owners of subsidiaries and lessor VIEs, respectively. During the years ended December 31, 2023 and 2022, the Company recorded $80 and $15 in revenue from related parties not considered owners of subsidiaries or lessor VIEs, respectively.

Table of contents             flyExclusive, Inc.
Notes to Consolidated Financial Statements (continued)
Receivables from Related Parties
Short term accounts receivable from related parties are comprised of customer flight activity charges and totaled $1,911 and $2,996 as of December 31, 2023 and December 31, 2022, respectively.
In addition, long-term accounts receivable from related parties are comprised of customer flight activity charges that are not expected to be repaid until the Company's exercise of a repurchase option within the lease agreement with the related party. Upon this repurchase by the Company, any outstanding receivable balance due to the Company would offset the aggregate repurchase option exercise price. Long-term accounts receivable from related parties totaled $0 and $2,629 as of December 31, 2023 and December 31, 2022, respectively.
Accounts receivable from related parties are recorded as a decrease in equity and a decrease in accounts receivable from related parties at closing. As of December 31, 2023 and 2022, the Company recognized a reduction of equity related to related party receivables of $6,114 and $12,894, respectively.
The Company occasionally makes accounts payable payments on behalf of LGMV. Related party receivables from LGMV are immaterial as of December 31, 2023 and December 31, 2022, respectively.
Notes Receivable
In the normal course of its business, the Company finances upfront third-party buyers of their SAEs and holds notes receivable from these buyers. Notes receivable is comprised of $2,433 of a related party’s purchase of 99% ownership of a consolidated subsidiary and $2,404 of another related party’s purchase of 99% ownership of a consolidated subsidiary as of December 31, 2023.
Notes receivable is comprised of $2,572 of a related party’s purchase of 99% ownership of a consolidated subsidiary and $2,545 of another related party’s purchase of 99% ownership of a consolidated subsidiary as of December 31, 2022.
Short-Term Notes Payable to Related Parties
In December 2023, the Company issued to the Sponsor $15,871 in principal amount of senior secured notes due in December 2024. The notes were issued with a stated rate of 14% and interest is payable monthly in arrears. The senior secured notes will mature one year from closing date, at which time the full principal amount will be due, along with any accrued unpaid interest. Unamortized debt issuance costs related to the senior secured notes were $879 as of December 31, 2023. On December 27, 2023, the Company entered into an additional promissory note with the EGA Sponsor, with a principal amount of $3,947. The promissory note bears an annual interest rate of 8% with a maturity date of September 18, 2024. As of December 31, 2023, the balance of the Short-term notes payable - related party on the consolidated balance sheets was $18,939.
Other Transactions with Related Parties
The Company is a guarantor to a term note, dated January 29, 2021, between Sea Jay, LLC and a financial institution where the initial principal balance is in the amount of $11,900. Sea Jay, LLC is wholly owned by LGMV.
The Company is a guarantor to two term notes, dated February 25, 2022 and November 17, 2023, between Kinston Jet Center, LLC and a financial institution where the initial principal balances are in the amounts of $5,280 and $1,800, respectively.
On September 14, 2023, the Company exercised its repurchase option on a 50% interest of an aircraft co-owned with Peter Hopper, Director, which resulted in the termination of an aircraft lease with DH Aviation, LLC and subsequent purchase of 50% of the underlying aircraft. This purchase option was settled with a cashless transaction, in which the Company received the aircraft interest in exchange for settling $1,650 of trade receivables the seller had with the Company. The nature of this transaction was agreed upon in the early stages of the relationship.
On December 15, 2023, the Company distributed 100% of the equity interests in its wholly-owned subsidiary, JS Longitude, LLC ("JS Longitude"), to the Existing Equityholders, and concurrent with this distribution the Existing Equityholders transferred these equity interests to LGMV. The Company will continue to lease the aircraft held by JS Longitude for Segrave's business and personal use at a rate of $200 per month. In conjunction with the transfer, $16,004 in debt related to the purchase of the aircraft held by JS Longitude was transferred to LGMV.

Table of contents             flyExclusive, Inc.
Notes to Consolidated Financial Statements (continued)
22. Commitments and Contingencies
Legal Proceedings
flyExclusive Litigation
On June 30, 2023, flyExclusive served Wheels Up Partners, LLC (“WUP”) a Notice of Termination of the parties’ Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021 (the “GRP Agreement”) following material breaches of the GRP Agreement by WUP, including WUP’s failure to pay outstanding amounts owed to flyExclusive under the GRP Agreement. Subsequently, on July 5, 2023, WUP filed a lawsuit against flyExclusive in the United States District Court for the Southern District of New York, alleging that flyExclusive breached the GRP Agreement and the implied duty of good faith and fair dealing therein by wrongfully terminating the GRP Agreement. WUP contends that flyExclusive did not have a right to terminate the GRP Agreement, that the termination was thus ineffective, and instead constituted a material breach of the GRP Agreement. WUP alleges this gave WUP the right to terminate the GRP Agreement, which WUP alleges it has done. The complaint seeks compensatory damages in an unspecified amount and attorney’s fees and costs. flyExclusive plans to defend this unjustified action by WUP vigorously. The Company is in the process of evaluating the impact of this event and an estimate cannot be made at this time. See Note 2, "Summary of Significant Accounting Policies," for additional details of the Guaranteed Revenue Program.
Other Litigation
The Company is subject to certain claims and contingent liabilities that arise in the normal course of business. While we do not expect that the ultimate resolution of any of these pending actions will have a material effect on our consolidated results of operations, financial position or cash flows, litigation is subject to inherent uncertainties. As such, there can be no assurance that any pending legal action, which we currently believe to be immaterial, does not become material in the future.
Repurchase Contingencies
The Company has entered into sale and leaseback transactions in the ordinary course of business (see Note 5, "Variable Interest Entities"), and the Company has certain repurchase contingencies at the option of the lessors. These transactions typically require the aircraft lessor to provide the Company with formal notice of the exercise of the put option associated with the lease no later than 60 or 90 days in advance of the end of the lease term, with the aircraft repurchase to occur at the end of the lease term. Each lease with an associated put option has a lease term of typically 5 to 10 years from the date the aircraft is added by the FAA to the Company’s Charter Certificate Operation Specifications, and occasionally has a lease term beginning on the effective date of the lease agreement or the date the aircraft is delivered to the Company. Additionally, the put option purchase price is typically reduced dollar for dollar by the amount of each monthly payment or flight credit over the course of the lease term, but not reduced below a certain threshold.
The following is a schedule by years of future repurchase contingencies under the leases as of the year ended December 31, 2023:

Fiscal Year	Amount
2024	$3,735
2025	7,464
2026	29,524
2027	26,145
2028	7,364
$74,232
On August 26, 2021, the Company was issued formal notice from a lessor that it had exercised the end of term put option in connection with a leased aircraft. The Company is obligated to repurchase the aircraft in 2026 at the end of the lease term at the price of $3,450 less the dollar-for-dollar amount of each monthly payment made over the course of the lease term, but not reduced below $2,070 by application of such reduction.

Table of contents             flyExclusive, Inc.
Notes to Consolidated Financial Statements (continued)
23. Stockholders’ Equity / Members' Deficit and Noncontrolling Interests
On December 27, 2023, in connection with the closing of the Merger, the Company entered into the Second Amended and Restated Certificate of Incorporation (the "Charter"). The total number of shares of all classes of stock the Company is authorized to issue pursuant to the Charter is 325,000,000 shares, consisting of the following:
Preferred Stock
The Company is authorized to issue 25,000,000 shares of preferred stock at a par value of $0.0001 per share. As of December 31, 2023 there were no shares of preferred stock issued or outstanding.
Class A Common Stock
The Company is authorized to issue 200,000,000 shares of Class A Common Stock at a par value of $0.0001 per share. As of December 31, 2023, there were 16,647,529 shares of Class A Common Stock issued and outstanding.
Class B Common Stock
The Company is authorized to issue 100,000,000 shares of Class B Common Stock at a par value of $0.0001 per share. As of December 31, 2023, there were 59,930,000 shares of Class B Common Stock issued and outstanding. The holders of the Class B Common Stock hold an equal number of LGM Common Units. Beginning on the first anniversary of the Closing Date, the LGM Common Units may be redeemed for either one share of Class A Common Stock or cash, at the election of the Board. For each LGM Common Unit that is redeemed, one Class B Common Stock will be automatically cancelled.
Voting Rights
The holders of Class A Common Stock and Class B Common Stock will vote together as a single class on all matters submitted to the stockholders for their vote or approval except as required by law or as provided in the Charter.
Dividends
The holders of Class A Common Stock will be entitled to receive dividends, if declared by the Board, out of the assets of the Company that are available at the time and in the amounts as the Board in its discretion may determine. With respect to stock dividends, holders of Class A Common Stock must receive shares of Class A Common Stock. The holders of Class B Common Stock will not have any right to receive dividends other than stock dividends consisting of shares of Class B Common Stock, in each case paid proportionally with respect to each outstanding share of Class B Common Stock.
Liquidation
Upon the Company's voluntary or involuntary liquidation or dissolution, the holders of all classes of Common Stock are entitled to their respective par value, and the holders of Class A Common Stock will then be entitled to share ratably in those assets that are legally available for distribution to stockholders after payment of liabilities and subject to the prior rights of any holders of preferred stock then outstanding. Other than their par value, the holders of Class B Common Stock will not have any right to receive a distribution upon a liquidation or dissolution of the Company.
Noncontrolling Interest
The Company held a controlling interest in several entities that are not wholly-owned as described above (see Note 5, "Variable Interest Entities") and net income or net loss of such entities is allocated on a straight percentage basis based on the given terms of each entity’s operating agreement (see percentage below). Net loss attributable to noncontrolling interests for the years ended December 31, 2023 and 2022 was $8,983 and $10,200, respectively.

Table of contents             flyExclusive, Inc.
Notes to Consolidated Financial Statements (continued)
As of December 31, 2023, the noncontrolling interests in the Company’s consolidated entities are comprised of the following (11 entities):

Entities - Major Owner	Noncontrolling Interest	Company Ownership	Total
Entities 1-3	99%	1%	100%
Entity 4	95%	5%	100%
Entity 5	77%	23%	100%
Entity 6	75%	25%	100%
Entity 7	70%	30%	100%
Entity 8	68%	32%	100%
Entity 9	67%	33%	100%
Entity 10	58%	42%	100%
Entity 11	52%	48%	100%
On July 1, 2023, the Company entered into an agreement with the noncontrolling interests of certain controlled and consolidated aircraft leasing entities to exchange ownership interests involving sixteen aircraft and their related entities. The purpose of the transactions was to give the Company 100% ownership of certain aircraft. These transfers are accounted for as equity transactions and no gain or loss was recognized during the year ended December 31, 2023. These transfers are included within exchanges of aircraft ownership interests on the consolidated statements of stockholders' equity (deficit) / members' equity (deficit) and temporary equity. The carrying amounts of the assets and liabilities of the consolidated aircraft leasing entities are not changed. The carrying amounts of the noncontrolling interests are adjusted to reflect the change in the ownership interests of each consolidated aircraft leasing entity.
As of December 31, 2022, the noncontrolling interests in the Company’s consolidated entities were comprised of the following (22 entities):

Entities - Major Owner	Noncontrolling Interest	LGME’s ownership	Total
Entities 1-4	99%	1%	100%
Entity 5	75%	25%	100%
Entity 6	68%	32%	100%
Entity 7	67%	33%	100%
Entities 8-9	58%	42%	100%
Entities 10-22	52%	48%	100%
Redeemable Noncontrolling Interest
The redeemable noncontrolling interest relates to the 59,930,000 LGM Common Units held by the Existing Equityholders. On the Closing Date, the redeemable noncontrolling interest was established and calculated as the product of its ownership percentage in the Company on the Closing Date, or 78.3%, and the carrying value of the LGM net liabilities immediately prior to the Closing Date. This resulted in a negative initial carrying value $42,431, presented within temporary equity on the consolidated statements of stockholders' equity (deficit) / members' equity (deficit) and temporary equity.
The redeemable noncontrolling interest is not redeemable until the one year anniversary date of the Closing Date, or December 27, 2024; however, as of its establishment on the Closing Date it was probable of becoming redeemable as its potential future redemption was only dependent upon the passage of time. Therefore, the subsequent measurement of the redeemable noncontrolling interest at each reporting date is determined as the higher of (1) the initial carrying value, increased or decreased for the redeemable noncontrolling interest's share of net income or loss, or (2) the redemption value. In determining the measurement method of redemption value, the Company elected to accrete changes in the redemption value over the period from the date of issuance (the Closing Date) to the earliest redemption date (December 27, 2024) of the instrument using the interest method. Changes in the redemption value are considered to be changes in accounting estimates.

Table of contents             flyExclusive, Inc.
Notes to Consolidated Financial Statements (continued)
Net income attributable to the redeemable noncontrolling interest for the years ended December 31, 2023 and 2022 was $1,080 and zero, respectively.
Changes in the carrying value of the redeemable noncontrolling interest for the period from the Closing Date through December 31, 2023 were as follows:

Balance as of December 27, 2023	$(42,431)
Net income attributable to redeemable noncontrolling interest	1,080
Change in redemption value of redeemable noncontrolling interest	5,826
Balance as of December 31, 2023	$(35,525)
24. Subsequent Events
Events Related to the Amended Underwriting Agreement
On January 19, 2024, the Company filed a Form S-1 for the issuance of a) up to an aggregate of 5,805,544 shares of Class A Common Stock issuable upon the exercise of our publicly traded warrants with an exercise price of $11.50 per share and the b) resale from time to time of i) up to an aggregate of 15,545,274 outstanding shares of Class A Common Stock, ii) 4,333,333 private placement warrants with an exercise price of $11.50 per share, iii) up to an aggregate of 4,333,333 Class A Common Stock issuable upon the exercise of the private placement warrants, and iv) up to an aggregate of 59,930,000 shares of Class A Common Stock issuable upon the redemption of LGM Common Units. Subsequent to the initial filing of the Form S-1, the underwriter was issued 300,000 shares of Class A Common Stock in accordance with the Amended Underwriting Agreement. Additionally, subsequent to December 31, 2023, the Company entered into a waiver agreement with the underwriter to waive the Additional Stock penalty if the Form S-1 is not declared effective within sixty (60) business days after the consummation of the Merger.
Activity Related to Reversal of Redemption of 75,000 Shares of EGA Class A Common Stock
On December 26, 2023, the underwriter purchased 75,000 shares of EGA Class A common stock on behalf of the Company. The shares were purchased by the underwriter from a public stockholder that elected to reverse its redemption of 75,000 shares of EGA Class A common stock. The shares were purchased for a total purchase price of $818 ($10.90 per share) and the underwriter received reimbursement of $800 from EGA’s Trust Account on December 27, 2023, as well as reimbursement for the remaining $18 from the Company on January 2, 2024. Simultaneously with the closing of the Merger, the 75,000 shares of EGA Class A common stock were automatically exchanged for shares of non-redeemable flyExclusive, Inc. Class A Common Stock and 73,600 shares (out of the above-mentioned 75,000 shares) were granted to employees of the Company as compensation for services provided (the grant date for the 73,600 shares was determined to be December 27, 2023). The shares of flyExclusive Class A Common Stock were fully vested upon grant. As of December 31, 2023, all 75,000 shares were still legally considered to be owned by the underwriter. On January 2, 2024, the 75,000 shares were transferred from the underwriter to the Company, at which time the Company became the owner of record. On January 9, 2024, 73,600 shares were transferred from flyExclusive, Inc.’s ownership to the employee grantees and these 73,600 shares all had flyExclusive employees listed as the owners of record. The 1,400 shares of Class A Common Stock not issued to employees were still held by the Company and classified as treasury stock as of April 30, 2024.
Activity Related to Warrant Exchange Agreements
On January 3, 2024, 925,000 Public Warrants were exchanged, pursuant to the Warrant Exchange Agreements, for 203,500     shares of flyExclusive Class A Common Stock. On February 27, 2024, the remaining 336,124 Public Warrants subject to the Warrant Exchange Agreements were exchanged for 73,947 shares of flyExclusive Class A Common Stock.
Issuance of Preferred Stock and Warrants
On March 4, 2024, the Company entered into a securities purchase agreement with Entrust Emerald (Cayman) LP (a related party of the Company through its affiliation with the EGA Sponsor) pursuant to which the Company agreed to issue and sell to Entrust Emerald (Cayman) LP 25,000 shares of Series A non-convertible redeemable preferred stock ("Series A Preferred Stock"), par value $0.0001 per share, with an initial stated value of $1 (one-thousand dollars) per share.
The Series A Preferred Stock does not entitle the holder to vote on any matters submitted to the Company's stockholders for approval except as otherwise required by the General Corporation Law of the State of Delaware (the “DGCL”), other applicable law, the Company’s Certificate of Incorporation, or the Series A Certificate of Designation. In

Table of contents             flyExclusive, Inc.
Notes to Consolidated Financial Statements (continued)
any case in which the holders shall be entitled to vote pursuant to the DGCL, other applicable law, the Company’s Certificate of Incorporation, or the Series A Certificate of Designation, each holder will be entitled to one vote with respect to such matter per share of Series A Preferred Stock.
Each share of Series A Preferred Stock shall accrue dividends on a daily basis in arrears beginning on the date of issuance of the Series A Preferred Stock at the applicable dividend rate then in effect (the “Dividend Rate”). From and after the issuance date until the first-year anniversary of the issuance date, the Dividend Rate for the Series A Preferred Stock is 10.00% per annum. From and after the first-year anniversary of the issuance date until the second-year anniversary of the issuance date, the Dividend Rate for the Series A Preferred Stock is 12.00% per annum. From and after the second-year anniversary of the issuance date until the third-year anniversary of the issuance date, the Dividend Rate is 14.00% per annum. From and after the third-year anniversary of the issuance date, the Dividend Rate is 16.00% per annum.
Dividends are due and payable annually in arrears on March 4 (the “Dividend Payment Date”) by either (A) cash payment or (B) to the extent not declared and paid in cash on the Dividend Payment Date, automatically compounded; provided that, the Company may not declare and pay in cash any dividends prior to the third Dividend Payment Date. On the third Dividend Payment Date, the Company must declare and pay at least 43% of the dividends in cash, and with respect to each subsequent Dividend Payment Date, the Company must pay 100% of the dividends in cash.
With respect to (a) payment of dividends, (b) distribution of assets and (c) all other liquidation, winding up, dissolution, dividend and redemption rights, the Series A Preferred Stock shall rank senior in priority of payment to all Junior Stock (as defined in the Series A Certificate of Designation) in any liquidation, dissolution, winding up or distribution of the Company, and junior to any existing or future secured or unsecured debt and other liabilities (including trade payables) of the Company and any Senior Stock (as defined in the Series A Certificate of Designation).
After the first-year anniversary of the issuance of the Series A Preferred Stock, to the extent not prohibited by law, the Company may elect to redeem all outstanding shares of Series A Preferred Stock, or any portion thereof, for cash at a redemption price per share as detailed in the Series A Certificate of Designation. After the fifth-year anniversary of the issuance of the Series A Preferred Stock, each holder of the Series A Preferred Stock may elect to require the Company to redeem all of its outstanding shares of Series A Preferred Stock, or any portion thereof, for cash at a redemption price per share as detailed in the Series A Certificate of Designation. The Series A Certificate of Designation also describes events triggering mandatory redemption of the Series A Preferred Stock, including a Bankruptcy Event or a Change of Control Event, each as defined in the Series A Certificate of Designation.
The prior written consent of the holders of a majority of the then outstanding shares of Series A Preferred Stock is required for the Company to effect certain enumerated actions in the Series A Certificate of Designation for so long as any shares of Series A Preferred Stock are outstanding.
In connection with the securities purchase agreement, on March 4, 2024, Entrust Emerald (Cayman) LP was issued a warrant to purchase shares of the Company's Class A common stock, par value $0.0001. The warrant granted the holder the right to purchase shares of Common Stock in an aggregate amount equal to one and one-half (1½) percent of the outstanding Common Stock on a fully diluted basis (the “Share Count Cap”), calculated in accordance with the terms of the warrant agreement, at an exercise price of $0.01 per share. The Warrant is exercisable beginning on the second anniversary of the Effective Date (as defined in the warrant agreement) as to 50% of the Share Count Cap and, beginning on the third anniversary, as to 100% of the Share Count Cap, in each case, in accordance with the terms of the warrant agreement. The warrant agreement expires on the fifth anniversary of the Effective Date and may not be exercised for a number of shares of Common Stock having an aggregate value in excess of $11,250, calculated in accordance with the terms of the warrant agreement.
Issuance of Senior Secured Note
On January 26, 2024 (the “Effective Date”), FlyExclusive Jet Share, LLC (the “Borrower”), a wholly-owned subsidiary of LGM, which is the operating company of flyExclusive, Inc. (the “Company,” and together with LGM as guarantors; in such capacity, the “Parent Guarantors”) entered into a Senior Secured Note (the “Note”) with ETG FE LLC (a related party of the Company through its affiliation with the EGA Sponsor), as the initial holder of the Note (the “Noteholder”), Kroll Agency Services, Limited, as administrative agent (the “Administrative Agent”) and Kroll Trustee Services, Limited, (the “Collateral Agent”).
The Note covers borrowings of an aggregate principal amount of up to approximately $25,773, up to $25,000 of which is to finance the purchase or refinancing of aircraft relating to the Company’s fractional ownership program (the “Revolving Loan”). The Note matures on January 26, 2026 (the “Maturity Date”), at which time the aggregate outstanding principal amount and all accrued and unpaid interest (including accrued and unpaid fees and expenses) payable under the

Table of contents             flyExclusive, Inc.
Notes to Consolidated Financial Statements (continued)
Note shall be due and payable. The full amount available for borrowings under the Note has been funded by the placement thereof into a cash escrow account, which will be released to the Borrower upon the satisfaction of certain conditions precedent contained in the Note. The Borrower may re-borrow repaid funds up until the Maturity Date unless it chooses to permanently reduce the borrowing availability under the Note and pays a prepayment premium equal to (i) if prior to January 26, 2025, the make-whole fee as detailed in the Note, or (ii) thereafter, the outstanding principal amount being prepaid multiplied by 3.00%.
Following the occurrence of any Prepayment Event (as defined in the Note), at the option of the then majority Noteholders, the Borrower shall prepay the outstanding principal amount, all accrued and unpaid interest, and all other amounts in cash necessary to pay the Note in full. A Prepayment Event is the occurrence of any of the following: (i) a Change in Control (as defined in the Note); (ii) the Borrower or any of its subsidiaries incurring debt to refinance the Note; or (iii) the Borrower or any of its subsidiaries incurring debt in violation of the Note. A Change in Control is the occurrence of any of the following: (i) Thomas James Segrave, Jr. (the “Personal Guarantor”) ceasing to directly or indirectly own, free and clear of all liens or other encumbrances, at least 51% of the outstanding voting equity interests of the Company on a fully diluted basis; (ii) the Company ceasing to own, directly or indirectly, less than 100% of the outstanding equity interests of LGM; (iii) LGM ceasing to own, directly or indirectly, less than 100% of the outstanding equity interests of the Borrower; (iv) the occurrence of any “change of control” or similar provision under any agreement governing debt of the Parent Guarantors, the Borrower, or any of their respective subsidiaries; or (v) a sale, lease or other disposition (including by casualty or condemnation) of all, substantially all, or more than 50% of the consolidated assets of the Parent Guarantors, the Borrower, and their respective subsidiaries.
The Note carries an interest rate of 3.00% per annum for the outstanding principal amount on deposit in the cash escrow account and 13.00% per annum for the outstanding principal amount that is withdrawn and released to the Borrower. All accrued and unpaid interest is due and payable in arrears on the last day of each calendar month (a “Payment Date”), commencing with the last day of the first calendar month following the first borrowing date and continuing until payment in full. On each Payment Date, the Borrower shall make a payment of the outstanding principal amount equal to 1.00% of each advance amount withdrawn from the cash escrow account and released to the Borrower and that has been outstanding for more than thirty (30) days.
The obligations of the Borrower under the Note are secured on a first lien basis by the Collateral (as defined in the Security Agreement (as defined in the Note), and consisting generally of all sale proceeds from the disposition of fractional interests in aircraft or whole aircraft, certain rights in aircraft and all deposit accounts of the Borrower), and on a second lien basis by the pledged membership interests of the Borrower held by LGM. The Note includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for notes of this nature.
The obligations of the Borrower under the Note are guaranteed by the Parent Guarantors and by the Personal Guarantor. As of April 30, 2024, the Company has drawn $25,000 under the Note.
Issuance of Promissory Notes
In February 2024, the Company entered into a long-term promissory note in the amount of $4,200. The note bears a fixed interest rate of 7.25%, with a maturity date of five years from the note date. In March 2024, the Company entered into two additional long-term promissory notes in the principal amount of $6,964 each. The notes each bear a fixed interest rate of 9.45%, with a maturity date of ten years from the note date.
LOC Master Note Amendment
On March 9, 2024, the Company entered into an amendment to the LOC Master Note to extend the maturity date to September 9, 2025. The Master Note continues to provide a line of credit up to $60,000. Pursuant to the amendment, the Company elected the updated interest rate option of SOFR plus 1.50%. As of April 30, 2024, the Company has an outstanding balance of $59,540.
Refinancing of Long-Term Debt
In January 2024, the Company entered into an amendment of a long-term promissory note, which as of December 31, 2023 had a maturity date of January 2024, to extend the maturity date to January 2030. The note bears a principal amount of $1,843 and a fixed interest rate of 7.65%.
In January 2024, the Company entered into an amendment of a long-term promissory note, which as of December 31, 2023 had a maturity date of January 2024, to extend the maturity date to February 2027. The note bears a principal amount of $1,153 and a fixed interest rate of 7.25%.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
On December 27, 2023, the Board approved the engagement of Elliott Davis, PLLC (“Elliott Davis”) as the independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ending December 31, 2023. Accordingly, Marcum LLP (“Marcum”), EGA’s independent registered public accounting firm prior to the Business Combination, was informed that it would be dismissed and replaced by Elliott Davis as the Company’s independent registered public accounting firm.
Marcum’s report on the Company’s balance sheets as of December 31, 2022 and 2021, the related consolidated statements of income, stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from January 28, 2021 (inception) through December 31, 2021 and the related notes (collectively, the “EGA financial statements”) did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except for the substantial doubt about the Company’s ability to continue as a going concern.
During the period from January 28, 2021 (inception), through December 31, 2022, and subsequent interim periods through December 27, 2023, there were no disagreements between EGA and Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to the subject matter of the disagreement in connection with its report covering such period.
During the period from January 28, 2021 (inception) through December 31, 2022, and the interim period through December 27, 2023, neither the Company or anyone acting on its behalf consulted Elliott Davis with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company by Elliott Davis that Elliott Davis concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is described in Item 304(a)(1)(iv) of Regulation S-K under the Exchange Act and the related instructions to Item 304 of Regulation S-K under the Exchange Act, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K under the Exchange Act.
The Company has provided Marcum with a copy of the disclosures made by the Company in response to this Item 4.01 and has requested that Marcum furnish the Company with a letter addressed to the SEC stating whether it agrees with the statements made by the Company in response to this Item 4.01 and, if not, stating the respects in which it does not agree. A letter from Marcum is included as Exhibit 16.1 to this Report.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on their evaluation, our principal executive officer and principal financial officer concluded that, at the end of the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in the Company’s internal control over financial reporting as described below.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers (including our Chief Executive Officer and Chief Financial Officer) and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting might not prevent or detect misstatements.
Management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that during the periods presented in the consolidated financial statements at and as of December 31, 2023, our internal control over financial reporting was not effective.
Material Weaknesses
Management identified the following material weaknesses in our internal control over financial reporting for the year ended and as of December 31, 2023:
•The Company did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries.
•The Company did not maintain a sufficient complement of personnel possessing the appropriate technical accounting competency, training, and experience to address, review, and record financial reporting transactions under U.S. GAAP.
•The Company did not design and maintain adequate segregation of duties consistent with control objectives for key information technology systems that support financial reporting processes.
•The Company did not design and maintain formal and effective controls over information technology general controls (“ITGCs”) for IT systems that are relevant to the preparation of the financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, our stock price.
Remediation Plan
The Company is implementing additional processes and controls designed to address the underlying causes associated with the above-mentioned deficiencies. The Company is committed to remediating the deficiencies described above that will continue into fiscal year 2024. The Company’s internal control remediation efforts include the following:
•We hired additional accounting resources, including a Corporate Controller, who has the requisite background and knowledge in the application of GAAP.
•We engaged external experts to complement internal resources and to provide support related to more complex applications of GAAP. We will continue to utilize outside resources, as necessary, in fiscal year 2024 to supplement our internal team.
•We are in the process of designing effective financial and information technology general controls (ITGCs) over key information technology systems.
•We formalized documentation of certain policies throughout the year.
•We enhanced our process in accounting for, and documenting our positions related to, our accounting topics throughout the year.
In addition to implementing and refining the above activities, we expect to engage in additional activities in fiscal year 2024 including:
•We intend to continue to hire qualified resources with the requisite knowledge and background to assist with financial reporting.

•We have engaged an outside firm to assist management with:
◦Enhancing the execution of our risk assessment activities by evaluating whether the design of our internal controls appropriately addresses changes in the business (including changes to people, processes and systems) that could impact our system of internal controls;
◦Reviewing our current processes, procedures and systems to identify opportunities to enhance the design of each process and to include additional control activities that will ensure all transactions are properly recorded;
◦Developing a monitoring protocol that will allow the company to validate the operating effectiveness of certain controls over financial reporting to gain assurance that such controls are present and functioning as designed. We will assess whether the company is sufficiently staffed to meet its design objectives for internal control over financial reporting and whether the appropriate resources are performing the control activities.
•We will continue to report regularly to the audit committee on the progress and results of the remediation plan, including the identification, status and resolution of internal control deficiencies.
The Company believes these actions will be effective in remediating the deficiencies described above. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address the deficiencies or determine to modify the remediation plan described above. Until the remediation steps set forth above are fully implemented and operating for a sufficient period of time, the material weaknesses described above will continue to exist.
Changes in Internal Control Over Financial Reporting
Except as described above, management determined that, as of December 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Insider Trading Arrangements - During the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
Our business and affairs are managed by or under the direction of our Board. Our Board and executive management consist of the following individuals as of April 30, 2024:

Name	Age	Position
Executive Officers Thomas James Segrave Jr.(3)	53	Chief Executive Officer and Chairman of the Board
Billy Barnard	68	Interim Chief Financial Officer
Michael Guina	65	Chief Operating Officer

Non-Employee Directors Gary Fegel	49	Director
Michael S. Fox(1)	60	Director
Frank B. Holding Jr.(1)(2)(3)	62	Director
Gregg S. Hymowitz	57	Director
Peter B. Hopper(1)(2)(3)	59	Director
Thomas J. Segrave, Sr.(2)(3)	73	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.
Executive Officers
Thomas James Segrave Jr. Thomas James Segrave Jr. serves as our Chief Executive Officer and as Chairman of our Board since the Business Combination. Mr. Segrave Jr. is LGM’s founder and served as its Chief Executive Officer since its inception in 2011. Mr. Segrave has a proven record of entrepreneurial business success over the years. Prior to founding LGM, Mr. Segrave Jr. served as the founder and Chief Executive Officer of Segrave Aviation, Inc., an aircraft charter company based in Kinston, North Carolina, from 1993 until its sale to Delta Air Lines in 2010. Mr. Segrave Jr. is also the founder of LGMV, which operates three fixed base operations at eastern North Carolina airports, the largest daycare center in Kinston, North Carolina, and a restaurant and bar in Atlantic Beach, North Carolina. Mr. Segrave Jr. serves as a member of the Board of Trustees of East Carolina University, the Executive Board of L Harvey & Son, one of North Carolina’s oldest privately held businesses, and the Industrial Advisory Board of Embry-Riddle Aeronautical University, and the National Business Aviation Association (NBAA) Leadership Council. Mr. Segrave Jr. is an accomplished professional pilot with over 10,000 hours of flight time, an Airline Transport Pilot License, type ratings in seven different jets and a commercial helicopter rating. Our Board believes that Mr. Segrave Jr.’s history and involvement with flyExclusive and his extensive knowledge of and experience in the aviation industry make him a valuable member of our Board.
Billy Barnard. Billy Barnard serves as our Interim Chief Financial Officer since the Business Combination. He held that same position at LGM since October 2023. Mr. Barnard joined LGM in 2014 where he served as a consultant to LGM, responsible for preparing financial and tax documents and reports for LGM and Segrave Aviation. From 2020 until August of 2022, Mr. Barnard served as the Chief Financial Officer of LGM where he was responsible for overseeing the accounting and finance functions of LGM. From September 2022 until September 2023, Mr. Barnard served as the Chief Business Officer of LGM. Mr. Barnard earned his Bachelor of Science degree in English from the East Carolina University in December of 1977. Mr Barnard has held a CPA license from the state of North Carolina since 1987.
Michael Guina. Michael (“Mike”) Guina serves as our Chief Operating Officer since the Business Combination. He held that same position at LGM since April 2015. Prior to joining LGM, Mr. Guina spent 11 years as Executive Vice President of Delta Private Jets where his responsibilities included oversight of all aspects of operations, sales, product development and revenue management. Prior to his time with Delta Private Jets, Mr. Guina spent ten years with Air Partner

PLC where he ultimately served as President of US Operations. Mr. Guina is type rated on the Citation Excel and CJ aircraft and frequently serves as a pilot on LGM charter flights.
Non-Employee Directors
Gary Fegel. Gary Fegel became a member of our Board upon the Closing. Mr. Fegel is a seasoned global investor and operator who has deep investment experience across the technology, logistics, healthcare, real estate, and commodities sectors. Mr. Fegel was a Senior Partner at Glencore Plc, one of the world’s largest commodity trading and mining companies. He was responsible for the firm’s global aluminum business, where he led a team of over 120 people worldwide. In such capacity, Mr. Fegel established an extensive global network, ranging from governmental entities and conglomerates to private enterprises. Mr. Fegel helped take Glencore public at a $50 billion valuation and exited the company upon its merger with Xstrata Plc, which valued the combined entity at over $80 billion. Following Glencore, Mr. Fegel founded GMF Capital in 2013 as a global investment platform focusing on private equity, real estate and alternative investments. In 2015 Mr. Fegel co-founded GMF Real Estate, an asset management business primarily focused on investing in real estate and healthcare. Since inception, GMF Capital and GMF Real Estate have executed over 100 real estate, private equity and credit transactions. Prior to Glencore, Mr. Fegel worked as a trader for UBS and Credit Suisse First Boston in their derivatives departments, based in Zurich, London, and New York. Mr. Fegel is currently employed by GMF Holding AG, as President and Chairman of the Board Directors. GMF Holding AG is an investment holding company headquartered in Switzerland and is the ultimate parent of GMF Capital LLC. Mr. Fegel has held this position for over six years. For the avoidance of doubt, it is not affiliated with our Company. Mr. Fegel serves on the board of several private companies, including Videri Inc., MyskySA, and Swiss Properties AG. Mr. Fegel holds an M.B.A. from the University of St. Gallen. Our Board believes that Mr. Fegel’s wealth of investment and business experience make him a valuable member of our Board.
Michael S. Fox. Michael S. Fox became a member of our Board upon the Closing. Mr. Fox has thirty years of extensive experience as an attorney representing public, private and government clients on a variety of legal issues. Since 2002, Mr. Fox has been an attorney and director at the law firm of Tuggle Duggins, based in Greensboro, North Carolina. Mr. Fox also brings over twenty years of extensive experience and service in the transportation industry, including serving as the Chairman of the North Carolina Board of Transportation, upon appointment by North Carolina Governor Roy Cooper, since 2017. Since 2020, Mr. Fox has served on the North Carolina Railroad Board of Directors. Mr. Fox has also served on the Piedmont Authority for Regional Transit Board of Directors since 2017 and on the GoTriangle Board of Directors since 2018. Mr. Fox has also previously served on the NC-Virginia High Speed Rail Compact, City of Greensboro Planning and USS North Carolina Battleship boards of directors. In addition to transportation-related experience, Mr. Fox has a history of extensive civic engagement including service on the boards of directors of the Salvation Army and Boys and Girls Club. Mr. Fox has been listed in the “Best Lawyers in America” publication since 2007 in the area of Land Use and Zoning, Litigation Law. Mr. Fox earned his B.A. degree from Appalachian State University and his J.D. degree from the University of North Carolina School of Law. Our Board believes that Mr. Fox’s legal background, experience in and knowledge of the transportation industry make him a valuable member of our Board.
Frank B. Holding Jr. Frank B. Holding, Jr. became a member of our Board upon the Closing. Mr. Holding has extensive financial and management experience, as well as a deep commitment to service within the community. Since 2009, Mr. Holding has served as the Chief Executive Officer and Chairman of the Board of Directors of First Citizens Bank and its parent company First Citizens BancShares, Inc., one of the largest family-controlled banks in the United States. Mr. Holding earned his undergraduate Bachelor of Science degree from the University of North Carolina at Chapel Hill and he also holds an M.B.A. from the Wharton School at the University of Pennsylvania. Mr. Holding currently serves on the BlueCross BlueShield of North Carolina Board of Trustees and is a former Chairman of the board. Mr. Holding is also a member of the Mount Olive Pickle Company, Inc. board of directors and a past chairman of the North Carolina Chamber. Our Board believes that Mr. Holding’s financial expertise and public company experience make him a valuable member of our Board.
Peter B. Hopper. Peter B. Hopper became a member of our Board upon the Closing. Mr. Hopper is a seasoned veteran of the investment banking and private equity sector with more than 20 years of professional experience advising high growth companies on strategies for equity value creation and balance sheet optimizations. Mr. Hopper has extensive experience analyzing and underwriting investments in high growth areas. Additionally, Mr. Hopper possesses deep knowledge of capital markets as well as advising management on dealing with the challenges of high growth businesses. Mr. Hopper received a Bachelor of Science in Finance from Lehigh University in 1986. From 1990 to 1999, Mr. Hopper served as the Vice President of New Business Development for Helicon Cable Communication, leading business development efforts for a privately held top twenty Cable TV MSO (multiple-system operator). From October of 1999 to

December of 2000, Mr., Hopper served as the Chief Executive Officer of DURO Communication, Inc., one of the largest privately held ISP/CLECs in the United States. In his capacity as CEO of DURO, Mr. Hopper was chiefly responsible for acquisitions, capital raising operations and senior leadership hiring, overseeing the completion of nearly 50 acquisitions. Following DURO, Mr. Hopper founded and served as Chief Executive Officer of DH Capital, LLC form March 2020 until December 2020. At DH Capital, Mr. Hopper primarily led business origination efforts, headed deal execution on DH Capital’s largest transactions and oversaw the hiring and management of the firm’s investment banking team. From April 2020 until August 2021, Mr. Hopper served as a partner of Abry Partners, a Boston-based private equity firm where he focused on investments in the data center industry, overseeing new deal origination, financial analysis on potential investments and portfolio management on existing investments. Since February of 2022, Mr. Hopper has served as Managing Director, DigitalBridge Investment Management, at DigitalBridge Group, Inc. Mr. Hopper is primarily responsible for overseeing deal origination and analysis for investments being considered for both the Digital Bridge Strategic Assets Fund and Digital Bridge’s flagship growth equity funds, DBPI and DBPII. Our Board believes that Mr. Hopper’s financial experience and expertise and his experience with capital markets make him a valuable member of our Board.
Gregg S. Hymowitz. Gregg S. Hymowitz became a member of our Board upon the closing of the Business Combination. Mr. Hymowitz is Chairman and Chief Executive Officer of EnTrust Global and Chair of EnTrust Global’s Investment Committee, Compensation Committee and Financial Controls Committee, and is a member of the Management Committee and the “Blue Ocean” Executive Committee. He is also the Chairman of the Board of Directors of Purus Marine Holdings LP, the environmentally-focused shipping company launched by EnTrust’s Blue Ocean 4Impact strategy. Mr. Hymowitz is a Founder and has been the Managing Partner of EnTrust Global since its founding (as EnTrust Capital) in April 1997. Prior to EnTrust Global, Mr. Hymowitz was Vice President at Goldman, Sachs & Co., which he joined in 1992. For the preceding two years, Mr. Hymowitz was an attorney in the Mergers & Acquisitions practice at Skadden, Arps, Slate, Meagher & Flom. Mr. Hymowitz is a former board member of the Board of Trustees of Montefiore Medical Center and served two terms as a Trustee of the Riverdale Country Day School. Mr. Hymowitz received his J.D. degree from Harvard Law School and his B.A. degree from the State University of New York at Binghamton. Mr. Hymowitz was the 1985 Harry S. Truman Scholar from New York, the 1987 British Hansard Society Scholar and the 2004 recipient of the Governor’s Committee on Scholastic Achievement Award. Our Board believes that Mr. Hymowitz’s legal background and business experience make him a valuable member of our Board.
Thomas J. Segrave, Sr. Thomas J. Segrave, Sr. became a member of our Board upon the Closing. Mr. Segrave Sr. has extensive experience in the aviation industry and serving on the boards of directors of various companies. From 1985 until 1999, Mr. Segrave Sr. served as the Chairman and Chief Executive Officer of American Coatings Technologies, Inc. Mr. Segrave Sr. was also involved with the capital formation of Segrave Aviation, Inc. in 1991 and served as the Chief Financial Officer of Segrave Aviation from 2000 to 2010. From 1995 to 2000, Mr. Segrave Sr. served as the Chairman of the Board of Directors of Carver Machine Works, Inc., a renowned metal fabricator specializing in welding, precision machining and mechanical assembly. Since 2010, Mr. Segrave Sr. has served as a consultant for Advance Concrete, LLC. Our Board believes that Mr. Segrave Sr.’s extensive experience in the aviation industry makes him a valuable member of our Board.
Thomas J. Segrave, Sr. is the father of Thomas James Segrave Jr.
Director Independence
By virtue of the combined voting power of the Existing Equityholders of more than 50% of the total voting power of the shares of outstanding capital stock, we qualify as a “controlled company” within the meaning of the corporate governance standards of the NYSE American. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that (i) a majority of our Board consist of independent directors, (ii) we have a compensation committee composed entirely of independent directors and (iii) we have a nominating/corporate governance committee composed entirely of independent directors.
We are relying on all three of these exemptions. As a result, our Board does not consist of a majority of independent directors, we do not have a compensation committee consisting entirely of independent directors, and we do not have a nominating/corporate governance committee that is composed entirely of independent directors. Going forward, we may also rely on the other exemptions so long as we qualify as a “controlled company.” Due to our reliance on these exemptions, holders of our Class A Common Stock do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE American.

Indemnification of Directors and Officers
Our Certificate of Incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our Certificate of Incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.
In connection with the Closing of the Business Combination, the Company entered into indemnification agreements with each of its directors and officers. Each indemnification agreement provides for customary indemnification and advancement by the Company of certain expenses and costs relating to claims, suits or proceedings arising from service to the Company or, at its request, service to other entities, as officers or directors to the fullest extent permitted by applicable law.
Code of Ethics
The Company has adopted the flyExclusive Inc. Code of Ethics and Conflict of Interest Policy that applies to all officers, directors and employees. The Code of Ethics and Conflict of Interest Policy is available under the heading “Governance” on the Company’s website at ir.flyexclusive.com. If the Company makes any substantive amendments to the Code of Ethics and Conflict of Interest Policy or grants any waiver from a provision of the Code of Ethics and Conflict of Interest Policy to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on its website.
Audit Committee and Audit Committee Financial Expert
The Audit Committee assists the Board in its oversight of the integrity of the Company’s financial statements, the qualifications and independence of our independent auditors, and our internal financial and accounting controls. The Audit Committee has direct responsibility for the appointment, compensation, retention (including termination) and oversight of our independent auditors, and our independent auditors report directly to the Audit Committee. The Audit Committee also prepares the audit committee report that the SEC requires to be included in our annual proxy statement.
The Audit Committee is currently composed of three directors: Michael S. Fox (Chairman), Frank B. Holding, Jr. and Peter B. Hopper.
The Board has determined that Mr. Hopper qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made qualitative assessments of Mr. Hopper’s level of knowledge and experience based on a number of factors, including formal education and experience.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.
To the Company’s knowledge, based solely on the review of the copies of such reports filed with the SEC and/or furnished to the Company, all officers, directors and greater than ten percent beneficial owners were in compliance with applicable Section 16(a) filing requirements.
Item 11. Executive Compensation
This section discusses the material components of the executive compensation program for our principal executive officer and our two other most highly compensated persons serving as executive officers as of December 31, 2023. These executives, who continue to serve in these positions, are referred to as the “named executive officers.” We paid no compensation to our directors in 2023 or 2022. EGA paid no compensation to its executive officers or its directors in 2023 or 2022.

In fiscal year 2023, LGM’s “named executive officers” and their positions were as follows:
• Thomas James (“Jim”) Segrave, Jr., Founder, Chairman of the Board and Chief Executive Officer (the “CEO”);
• Billy Barnard, Interim Chief Financial Officer;
• Michael (“Mike”) Guina, Chief Operating Officer; and
• Brent Smith, Former Chief Financial Officer, who resigned as of September 27, 2023.
Summary Compensation Table
The table below shows compensation of LGM’s named executive officers for the years ended December 31, 2023 and 2022.

Name and principal position	Year	Salary ($)	Bonus ($)	All other compensation ($)	Total ($)
Jim Segrave, Founder, Chairman of the Board and Chief Executive Officer	2023 2022	— —	— —	$8,770,917(1) $9,219,645(2)	$8,770,917 $9,219,645
Billy Barnard, Interim Chief Financial Officer	2023 2022	$370,000 $360,000	$100,000 —	$ 24,159(3) $ 19,108(4)	$ 494,15 $ 379,10
Mike Guina, Chief Operating Officer	2023 2022	$342,500 $300,000	$ 1,210 —	$ 19,138(5) $ 66,147(6)	$ 362,84 $ 366,14
Brent Smith, Former Chief Financial Officer(7)	2023	$277,083	$175,000	$ 21,111(8)	$ 473,19

(1) Reflects $8,500,000 in distributions from LGM to Mr. Segrave in lieu of salary for his service as CEO in 2023, $25,684 in tuition payments for Mr. Segrave’s children, $220,139 incremental cost to LGM with respect to Mr. Segrave’s use of 120.4 hours of flight time on LGM’s aircraft in fiscal year 2023 and $25,094 for health and life insurance related benefits.
(2) Reflects $9,037,000 in distributions from LGM to Mr. Segrave in lieu of salary for his service as CEO in 2022 and $182,645 of incremental cost to LGM with respect to Mr. Segrave’s use of 114.2 hours of flight time on LGM’s aircraft in fiscal year 2022.
(3) Reflects $13,200 in contributions by LGM to Mr. Barnard’s 401(k) plan and $10,959 for health and life insurance related benefits.
(4) Reflects $11,550 in contributions by LGM to Mr. Barnard’s 401(k) plan and $7,558 for health and life insurance related benefits.
(5) Reflects $6,089 in payments and per diems related to Mr. Guina’s service as a pilot for LGM from time to time and $13,049 in health and life insurance related benefits.
(6) Reflects $46,973 in payments and per diems related to Mr. Guina’s service as a pilot for LGM from time to time and $19,174 for health and life insurance related benefits.
(7) Mr. Smith resigned as of September 27, 2023.
(8) Reflects $21,033 in cash-out of accrued paid time off and $78 in health and life insurance related benefits.

Narrative to Summary Compensation Table
Base Salaries.
The named executive officers receive their respective base salaries to compensate them for services rendered to LGM (other than in 2022 and 2023 with respect to Mr. Segrave Jr., who received distributions from LGM in lieu of a base salary). The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.
The 2023 base salaries for Messrs. Barnard, Guina and Smith were $370,000, $342,500 and $277,083, respectively. Mr. Segrave Jr. received distributions from LGM in the amount of $8,500,000.
Annual Incentive Cash Bonuses.
From time to time, LGM pays cash bonuses to its named executive officers for the achievement of certain objective and/or subjective performance goals, in the discretion of Mr. Segrave Jr.

Long-Term Equity Incentives.
None of LGM’s named executive officers received any stock options or other incentive equity awards in fiscal year 2022 or 2023.
Other Elements of Compensation
Retirement Plan
The named executive officers are eligible to participate in a 401(k) retirement savings plan maintained by LGM. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. In 2022, contributions made by participants, including the named executive officers, in the 401(k) plan were 50% matched by LGM up to 8% of the employee’s compensation. These matching contributions are generally unvested as of the date on which the contribution is made, and vest 20% over a five-year period, subject to continued service. We anticipate that, following consummation of the Business Combination, our named executive officers will continue to participate in the 401(k) plan on the same terms as other full-time employees.
Employee Benefits
LGM provides benefits to its named executive officers on the same basis as provided to all of its employees, including health, dental and vision insurance; life insurance; accidental death insurance, and dismemberment insurance; and disability insurance.
Aircraft Use
LGM’s executive officers use its aircraft for flights directly related to their business duties. LGM also allows some executive officers to use its aircraft for personal benefit. Certain executive officers are allocated a specific number of flight hours on an annual basis while other executive officers are granted flight hours from time to time at the discretion of Mr. Segrave Jr. Flight hours granted to executives may be used by the executive and their immediate family members. The aggregate incremental cost to LGM of Mr. Segrave Jr.’s personal use of its aircraft was $182,645 and $220,139 for 2022 and 2023, respectively. LGM determines the incremental cost of the personal use of its aircraft based on the variable operating costs to LGM, which includes (i) landing, ramp and parking fees and expenses, (ii) crew travel expenses, (iii) aircraft fuel expenses per hour of flight and (iv) incidental expenses. Primarily, LGM’s aircraft are used for business purposes; therefore, fixed costs that do not change based on each usage, such as pilot and crew salaries, lease or purchase costs of aircraft and maintenance costs, are not included in the formula for determining incremental cost. The executive officers incur taxable income for the usage of their granted flight time, calculated in accordance with the tax Standard Industry Fare Level. LGM does not grant bonuses to its executive officers to cover or “gross-up” any income tax owed for use of flight hours for personal benefit. Certain executive officers may also pay for additional flight time in excess of the flight hours allocated to them, based on discounted hourly rates that cover the incremental costs to LGM. Executive officers’ use of personal flight hours is also subject to certain conditions and restrictions, such as minimum notice periods, peak days and minimum daily flight times.
Outstanding Equity Awards at Fiscal Year-End
As of December 31, 2023, there are no outstanding equity awards held by any of the named executive officers.
Employment Agreements with Our Named Executive Officers
LGM entered into an executive employment agreement with Mr. Segrave, Jr., effective April 1, 2023, with an initial term of five years. Pursuant to his employment agreement, Mr. Segrave, Jr. receives an annual base salary of $8,500,000, which is subject to annual review by the PubCo board of directors (the “PubCo Board”) to determine whether an increase (but not decrease) is warranted. Mr. Segrave, Jr. is eligible to receive an annual cash bonus of up to 100% of his base salary, as determined by the PubCo Board in its sole discretion, based on the achievement during the applicable year of (i) objectives for LGM as a whole established by the PubCo Board at the beginning of the applicable year and (ii) objectives for Mr. Segrave, Jr. agreed by the PubCo Board and Mr. Segrave, Jr. at the beginning of the applicable year. Mr. Segrave, Jr. must be employed by LGM through December 31 of the applicable year to earn the annual bonus for such year, which bonus (if any) will be paid no later than the following March 15. Mr. Segrave, Jr. is also eligible to participate in all employee benefit plans that LGM makes available to its senior executives from time to time.
If the employment of Mr. Segrave Jr. is terminated (A) by LGM other than by reason of death, disability or “Cause” (including LGM’s non-renewal of the employment agreement), or (B) by Mr. Segrave Jr. for “Good Reason” (as each such term is defined in the employment agreement), LGM shall provide Mr. Segrave Jr. with the following separation benefits: (i) continued payment of Mr. Segrave Jr.’s base salary for a period of 24 months, (ii) an amount equal to two times his target bonus for the year of termination (to be not less than 100% of his base salary), (iii) subject to Mr. Segrave Jr.’s timely election of continued health insurance coverage under COBRA, fully subsidized premiums for such continuation coverage for Mr. Segrave Jr. and his eligible dependents until the earlier of (x) the end of the salary continuation period and (y) the date Mr. Segrave Jr. becomes eligible for group health insurance coverage under another employer’s plan, and (iv) such other or additional benefits, if any, as may be provided under the applicable employee benefit plans, programs and arrangements of LGM. All separation benefits are subject to Mr. Segrave Jr. timely entering into and not revoking a separation and release of claims agreement in favor of LGM and its affiliates. “Good Reason” is defined in the agreement as any material breach of this Agreement by the Company, any material reduction by the Company of Mr. Segrave Jr.’s duties, responsibilities, or authority, a relocation of the Company’s principal place of business to which Mr. Segrave Jr. reports more than 25 miles from its immediately preceding location, or a material reduction in Mr. Segrave Jr.’s annual base salary unless all officers and/or members of the Company’s executive management team experience an equal or greater percentage reduction in annual base salary and/or total compensation.
LGM entered into an executive employment agreement with Mr. Guina, effective April 21, 2023, with an initial term of two years. Pursuant to his employment agreement, Mr. Guina receives an annual base salary of $360,000, which is subject to annual review by LGM’s CEO to determine whether an increase is warranted. Mr. Guina is eligible to receive an annual cash bonus of up to 50% of his base salary, as determined by LGM’s CEO in his sole discretion, based on the achievement, during the applicable year of (i) objectives for LGM as a whole established by the LGM CEO at the beginning of the year and (ii) objectives for Mr. Guina, agreed by the LGM CEO and Mr. Guina at the beginning of the applicable year. Mr. Guina must be employed by LGM through December 31 of the applicable year to earn the annual bonus for such year, which bonus (if any) will be paid no later than the following March 15. Mr. Guina is also eligible to participate in all employee benefit plans that LGM makes available to its senior executives from time to time. In addition, Mr. Guina’s employment agreement subjects him to customary provisions regarding invention assignment and use of LGM’s confidential information.
If the employment of Mr. Guina is terminated (A) by LGM other than by reason of death, disability or “Cause” (including LGM’s non-renewal of the employment agreement), or (B) by Mr. Guina for “Good Reason” (as each such term is defined in the employment agreement), LGM shall provide Mr. Guina with the following separation benefits: (i) continued payment of Mr. Guina’s base salary for a period of one month, (ii) subject to Mr. Guina’s timely election of continued health insurance coverage under COBRA, fully subsidized premiums for such continuation coverage for Mr. Guina and his eligible dependents until the earlier of (x) the end of the salary continuation period and (y) the date Mr. Guina becomes eligible for group health insurance coverage under another employer’s plan, and (iii) such other or additional benefits, if any, as may be provided under the applicable employee benefit plans, programs and arrangements of LGM. All separation benefits are subject to Mr. Guina timely entering into and not revoking a separation and release of claims agreement in favor of LGM and its affiliates. “Good Reasons” is defined the same in Mr. Guina’s agreement as it is in Mr. Segrave Jr.’s agreement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding beneficial ownership of our Class A Common Stock as of March 31, 2024, following the consummation of the Business Combination by:
• each person known by us to be the beneficial owner of more than 5% of outstanding shares of our
Common Stock;
• each of our executive officers and directors that beneficially owns our shares of common stock; and
• all our executive officers and directors as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Voting power represents the combined voting power of shares of Class A Common Stock and shares of Class B Common Stock owned beneficially by such person. On all matters to be voted upon, holders of shares of Class A Common Stock and Class B Common Stock will vote together as a single class on all matters submitted to the stockholders for their vote or approval. Holders of Class A Common Stock and Class B Common Stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval. Currently, all of the shares of Class B Common Stock are convertible into shares of Class A Common Stock on a one-for-one basis.

The ownership percentages in the table below are calculated based on (i) 17,892,021 outstanding shares of Class A Common Stock, (ii) 59,930,000 outstanding shares of Class B Common Stock, (iii) 59,930,000 outstanding LGM Common Units, (iv) 2,521,569 outstanding publicly traded warrants, and (v) 4,333,333 outstanding private placement warrants, in each case as of March 31, 2024. As explained in footnote (2) below, for purposes of determining the percentage of Class A Common Stock beneficially owned by each holder, the table assumes that all LGM Common Units, publicly traded warrants and private placement warrants are exercised or exchanged for one share of Class A Common Stock and that such shares are deemed issued and outstanding and included in the denominator for all holders (to avoid a distorted and potentially misleading presentation of percentage share ownership by holder). The shares of Class A Common Stock beneficially owned by Segrave Jr. are subject to a one-year lock-up period subject to the terms and conditions of the Stockholders’ Agreement. The 5,625,000 shares of Class A Common Stock beneficially owned by EG Sponsor LLC (representing the former Founder Shares) are subject to a three-year lock-up period subject to the terms of the letter agreement executed in connection with the initial public offering of EG Acquisition Corp.
The number of shares owned by each of the 5% owners, executive officers and directors in the table below is based on information available to the Company as of March 31, 2024. There are no known arrangements which may at a subsequent date result in a change in control of the Company.

	Common Stock Beneficially Owned(1) (2)		Class B Common Stock Beneficially owned		Combined Voting Power
Name and Address of Beneficial Owner	Number	%	Number	%
Executive Officers and Directors(3)
Jim Segrave(4)	59,930,000	70.8%	59,930,000	100%	70.8%
Mike Guina	—	0.0	—	—	—%
Billy Barnard	—	0.0	—	—	—%
Gary Fegel	—	0.0	—	—
Gregg Hymowitz(5)	18,285,045	21.6%	—	—	21.6%
Mike Fox	—	0.0	—	—	—%
Peter Hopper	—	0.0	—	—	—%
Frank Holding, Jr.	—	0.0	—	—	—%
Tom Segrave	—	0.0	—	—	—%
All Executive Officers and Directors as a Group (9 individuals)(6)	78,215,045	92.4%	59,930,000	100%	92.4%
Principal Holders of Class A Common
EG Sponsor LLC(6)	9,958,333	11.8%	—	—	11.8%
EnTrust Emerald (Cayman) LP (7)	5,517,808	6.5%	—	—	6.5%
ETG Omni LLC(8)	2,808,904	3.3%	—	—	3.3%
EnTrust Magnolia Partners LP (9)	1,123,562	1.3%	—	—	1.3%

(1) Includes 6,854,902 shares of Class A Common Stock issuable upon the exercise of the 2,521,569 outstanding publicly traded warrants and 4,333,333 private placement warrants as if such warrants were exercised on March 31, 2024.
(2) For purposes of determining the percentage of Class A Common Stock beneficially owned by each holder, the table assumes that all LGM Common Unit, publicly traded warrants and private placement warrants are exercised or exchanged for one share of Class A Common Stock and that such shares are deemed issued and outstanding and included in the denominator for all holders (to avoid a distorted and potentially misleading presentation of percentage share ownership by holder).
(3) Unless otherwise noted, the business address of each of the directors and executive officers listed (other than Gregg Hymowitz) is c/o flyExclusive, Inc., 2860 Jetport Road, Kinston, NC 28504 and the business address of Gregg Hymowitz and each of the entities listed is c/o EnTrust Global, 375 Park Avenue, 24th Floor, New York, NY 10152.
(4) Class A Common Stock holdings consist of 59,930,000 LGM Common Units, which are exchangeable on a one-for-one basis of Class A Common Stock. Of these LGM Common Units, (i) 57,530,000 LGM Common Units are held directly by Segrave Jr. and (ii) 600,000 LGM Common Units are held through four custodial accounts established for his four children pursuant to the Uniform Transfer to Minor Act for which the Reporting Person is custodian (collectively, the

“Trusts”). In addition, Segrave Jr. beneficially owns an aggregate of 59,930,000 shares of Class B Common Stock, which is comprised of the same ownership amounts for Segrave Jr. and the Trusts as the LGM Common Units. From and after December 27, 2024, Segrave Jr. may redeem or exchange one LGM Common Unit for one share of Class A Common Stock or, under certain circumstances, a cash payment based on the value of Class A Common Stock. At the time of any such redemption or exchange, Segrave Jr. would forfeit an equivalent number of shares of Class B Common Stock to the Company. Each share of our Class A Common Stock carries one vote per share and each share of Class B Common Stock carries one vote per share and no economic rights.
(5) Represents shares beneficially owned by Sponsor, EnTrust Emerald (Cayman) LP and ETG Omni LLC. See footnotes (6), (7) and (8) below.
(6) EnTrust Global Management GP LLC is the managing member of the Sponsor and as such has voting and investment discretion with respect to the Class A Common Stock held of record by the Sponsor and may be deemed to have shared beneficial ownership (along with EnTrust Global Management GP LLC, GH Onshore GP LLC and our Sponsor) of the Class A Common Stock held directly by the Sponsor. Gregg Hymowitz, one of our directors, is the sole and managing member of GH Onshore GP LLC, which is the managing member of EnTrust Global Management GP LLC, and as a result, may be deemed to have shared beneficial ownership of the common stock held directly by the Sponsor. Each of EnTrust Global Management GP LLC, GH Onshore GP LLC and Gregg Hymowitz disclaims beneficial ownership of such securities except to the extent of its or his pecuniary interest therein. An affiliate of GMF Capital has an approximately 50% membership interest in the Sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(7) Gregg Hymowitz serves as the Founder and Chief Executive Officer of EnTrust Global, an affiliate of which serves as the general partner of EnTrust Emerald (Cayman) LP, and may be deemed to be the beneficial owner of such shares held by EnTrust Emerald (Cayman) LP. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(8) Gregg Hymowitz serves as the Founder and Chief Executive Officer of EnTrust Global, an affiliate of which serves as the general partner of ETG Omni LLC, and may be deemed to be the beneficial owner of such shares held by ETG Omni LLC. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(9) Of these shares, FE Manager LLC (which is not an affiliate of our Company) has sole voting and dispositive power.
Item 13. Certain Relationships and Related Transactions, and Director Independence
EGA’s Related Party Transactions
Founder Shares
On January 29, 2021, we issued an aggregate of 5,750,000 Founder Shares to our Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.004 per share. In March 2021, EGA effected a stock dividend resulting in an increase in the total number of shares of EGA Class B Common Stock outstanding from 5,750,000 to 7,187,500. On May 25, 2021, the Sponsor surrendered an aggregate of 718,750 shares of EGA Class B Common Stock for no consideration, which were cancelled, resulting in an aggregate of 6,468,750 shares of EGA Class B Common Stock outstanding and held by the Sponsor. In July 2021, 843,750 of the Founder Shares were forfeited because the underwriters’ over-allotment was not exercised, resulting in a decrease in the total number of shares of EGA Class B Common Stock outstanding to 5,625,000, such that the total number of Founder Shares represented 20% of the total number of shares of EGA Common Stock outstanding. On May 19, 2023, EGA’s stockholders approved a proposal to amend EGA’s organizational documents to extend the deadline by which EGA’s initial business combination must be completed up to five times, initially from May 28, 2023 to August 28, 2023, and thereafter for additional one month periods commencing on August 28, 2023 through and until December 28, 2023 (or such earlier date after May 28, 2023 as determined by the Board). Following the approval of the amendment to EGA’s organizational documents, Sponsor elected to convert 5,624,000 of the 5,625,000 Founder Shares into the Converted Shares, such that the total number of Founder Shares and Converted Shares held by Sponsor represents 57% of the total number of shares of EGA Common Stock outstanding. The Founder Shares (including the EGA Class A Common Stock issuable upon conversion thereof) and Converted Shares may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
Private Placement Warrants
Our Sponsor purchased an aggregate of 4,333,333 private placement warrants at a price of $1.50 per warrant in a private placement that occurred simultaneously with the closing of our IPO. As such, our Sponsor’s interest in this transaction is valued at $6,500,000. Each private placement warrant entitles the holder thereof to purchase one share of Class A Common Stock at a price of $11.50 per share. The private placement warrants (including the Class A Common Stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until three years after the completion of our initial business combination, except, (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our Sponsor, or any affiliates of our

Sponsor, as well as affiliates of such members and funds and accounts advised by such members; (b) in the case of an individual, by gift to such individual’s immediate family or to a trust, the beneficiary of which is a member of such individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of an initial business combination at prices no greater than the price at which the shares or warrants were originally purchased; (f) in the event of our liquidation prior to the completion of our initial business combination; (g) by virtue of the laws of Delaware or our Sponsor’s limited liability company agreement upon dissolution of our Sponsor; or (h) in the event of our liquidation, merger, capital stock exchange, reorganization or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (e) or (g) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the Letter Agreement and by the same agreements entered into by our Sponsor with respect to such securities (including provisions relating to voting, the Trust Account and liquidation distributions), and they are not redeemable by us so long as they are held by our Sponsor or its permitted transferees.
Pursuant to the Letter Agreement, we will provide a right of first offer to our Sponsor if, in connection with or prior to the Closing, we propose to raise additional capital by issuing any equity securities, or securities convertible into, exchangeable or exercisable for equity securities (other than warrants in respect of working capital loans as described above or to any seller in such business combination).
Related Party Loans
Our Sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our IPO. The Company paid the promissory note in full on June 30, 2021. On June 14, 2022, the Sponsor agreed to loan the Company $400,000 pursuant to a new promissory note (the “June 2022 Promissory Note”). On October 6, 2022, the Sponsor agreed to loan the Company $420,000 pursuant to a new promissory note (the “October 2022 Promissory Note”). On December 14, 2022, the Sponsor agreed to loan the Company $330,000 pursuant to a new promissory note (the “December 2022 Promissory Note”). On March 2, 2023, the Sponsor agreed to loan the Company $250,000 pursuant to new promissory note (the “March 2023 Promissory Note”). On May 8, 2023, the Sponsor agreed to loan the Company $250,000 pursuant to a new promissory note (together with the June 2022 Promissory Note, October 2022 Promissory Note, December 2022 Promissory Note, and March 2023 Promissory Note, the “Promissory Notes”). The Promissory Notes are non-interest bearing and payable on the earlier of: (i) November 28, 2023 and (ii) the date on which the Company consummates an initial business combination.
On June 1, 2023, the Company issued an unsecured promissory note (the “June 2023 Promissory Note”) in the principal amount of $240,000 to the Sponsor for general corporate purposes. The June 2023 Promissory Note bears no interest and is payable in full on the earlier of: (i) November 28, 2023 or (ii) the date on which the Company consummates an initial business combination. On June 1, 2023, the Company issued the June Extension Promissory Note in the principal amount of $160,000 to the Sponsor. The June Extension Promissory Note bears no interest and is payable in full on the date on which the Company consummates an initial business combination. On July 3, 2023, the Company issued the July Extension Promissory Note in the principal amount of $160,000 to the Sponsor. The July Extension Promissory Note bears no interest and is payable in full on the earlier of: (i) November 28, 2023 and (ii) the date on which the Company consummates an initial business combination. On August 3, 2023, the Company issued the August Extension Promissory Note in the principal amount of $270,000 to the Sponsor, of which $110,000 was for general corporate purposes. The August Extension Promissory Note bears no interest and is payable in full on the earlier of: (i) November 28, 2023 and (ii) the date on which the Company consummates an initial business combination. On September 1, 2023, the Company issued an unsecured promissory note (the “September 2023 Promissory Note”) in the principal amount of $170,000 to the Sponsor for general corporate purposes. On September 1, 2023 the Company issued the September Extension Promissory Note in the principal amount of $160,000 to the Sponsor. On October 2, 2023, the Company issued an unsecured promissory note (the “October 2023 Promissory Note”) in the principal amount of $75,000 to the Sponsor for general corporate purposes. On October 2, 2023 the Company issued the October Extension Promissory Note in the principal amount of $160,000 to the Sponsor. The September 2023 Promissory Note, the September Extension Promissory Note and the October Extension Promissory Note bear no interest and are payable in full on the earlier of (i) November 28, 2023 and (ii) the date on which the Company consummates an initial business combination. On October 27, 2023, the Company issued an unsecured promissory note (the “November 2023 Promissory Note,” and together with the Promissory Notes, the June 2023 Promissory Note, the June Extension Promissory Note, the July Extension Promissory Note, the August Extension Promissory Note, the September 2023 Promissory Note, the September Extension Promissory Note, the October 2023

Promissory Note, the October Extension Promissory Note, and the November Extension Promissory Note, the “Company Promissory Notes”) in the principal amount of $80,000 to the Sponsor for general corporate purposes. On October 27, 2023, the Company issued the November Extension Promissory Note, in the principal amount of $160,000 to the Sponsor. The November 2023 Promissory Note and the November Extension Promissory Note bear no interest and are payable in full on the earlier of (i) December 28, 2023 and (ii) the date on which the Company consummates an initial business combination.
On December 27, 2023, in connection with the closing of the Business Combination transaction and as a means to refinance the Company Promissory Notes, the Company issued an unsecured promissory note (the “December 2023 Promissory Note”) with the Sponsor in the principal amount of $3,946,935. The December 2023 Promissory note bears interest at a rate of 8% and requires monthly interest payments of $26,313 from April 2024 through December 2024. the December 2023 Promissory Note is payable in full December 31, 2024.
As of the date of this Report, there is $3,946,935 outstanding under the December 2023 Promissory Notes.
On August 25, 2023, the Company and the Sponsor entered into an amendment to an existing loan facility pursuant to which the Sponsor had previously agreed to loan the Company up to $1,000,000 to fund the Company’s ongoing expenses related to the extension of the Company’s existence. Pursuant to the amendment, the Sponsor agreed to (i) increase the amount of the loan facility by $500,000, from $1,000,000 to $1,500,000 in the aggregate, and (ii) extend the expiration date of the Sponsor’s commitment under the loan facility by one month, to October 28, 2023. On September 28, 2023 the Company and the Sponsor entered into an agreement further extending Sponsor’s commitment under the loan facility until the earlier of (i) November 28, 2023 and (ii) the date on which the Company consummates an initial business combination.
Bridge Notes
In connection with the execution of the Equity Purchase Agreement, on October 17, 2022, LGM entered into a senior subordinated convertible note with an investor and, for certain limited provisions thereof, EGA, pursuant to which LGM borrowed an aggregate principal amount of $50,000,000 at a rate of 10% per annum, payable in kind in additional shares of our Company upon the Closing. On October 28, 2022, LGM also entered into an Incremental Amendment with the Bridge Note Lenders on the same terms for an aggregate principal amount of $35,000,000, bringing the total principal amount of the Bridge Notes to $85,000,000 in the aggregate.
Concurrently with the Closing, the Bridge Notes automatically converted into the number of shares of Class A Common Stock equal to the quotient of (a) the total amount owed by LGM under the Bridge Notes (including accrued PIK interest) divided by (b) $10.00 (subject to adjustment in certain instances, as described in the Bridge Notes). Unless otherwise consented to by the Bridge Note Lenders, the proceeds of the Bridge Notes are to be used primarily for the acquisition of additional aircraft and payment of expenses related thereto.
Tax Receivable Agreement
At the Closing, we, LGM, the Existing Equityholders and the TRA Holder Representative entered into the Tax Receivable Agreement. Pursuant to the Tax Receivable Agreement, PubCo will generally be required to pay the Existing Equityholders 85% of the amount of savings, if any, in U.S. federal, state, local and foreign taxes that are based on, or measured with respect to, net income or profits, and any interest related thereto that the Tax Group (i.e., our Company and applicable consolidated, unitary, or combined subsidiaries (as defined in the Tax Receivable Agreement)) realizes, or is deemed to realize, as a result of certain Tax Attributes, including:
•tax basis adjustments resulting from the repurchase by LGM of LGM Common Units (including any such adjustments resulting from certain payments made by us under the Tax Receivable Agreement) in accordance with the terms of the Equity Purchase Agreement;
•tax basis adjustments resulting from taxable exchanges of LGM Common Units (including any such adjustments resulting from certain payments made by us under the Tax Receivable Agreement) acquired by us from an Existing Equityholder pursuant to the terms of the Operating Agreement; and
•tax deductions in respect of portions of certain payments made under the Tax Receivable Agreement.
Under the Tax Receivable Agreement, the Tax Group will generally be treated as realizing a tax benefit from the use of a Tax Attribute on a “with and without” basis, thereby generally treating the Tax Attributes as the last item used, subject to several exceptions. Payments under the Tax Receivable Agreement generally will be based on the tax reporting positions that we determine (with the amount of subject payments determined in consultation with an advisory firm and subject to the TRA Holder Representative’s review and consent). The IRS or another taxing authority may challenge all or any part of a position taken with respect to Tax Attributes or the utilization thereof, as well as other tax positions that we take, and a court may sustain such a challenge. In the event that any Tax Attributes initially claimed or utilized by the Tax Group are disallowed, the Existing Equityholders will not be required to reimburse us for any excess payments previously made pursuant to the Tax Receivable Agreement, for example, due to adjustments resulting from examinations by taxing authorities. Rather, any excess payments made to such Existing Equityholder will be applied against and reduce any future cash payments otherwise required to be made by us to the applicable Existing Equityholders under the Tax Receivable Agreement, if any, after the determination of such excess. However, a challenge to any Tax Attributes initially claimed or utilized by the Tax Group might not arise for a number of years following the initial time of such payment and, even if challenged earlier, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement. As a result, there might not be future cash payments against which such excess can be applied and we could be required to make payments under the Tax Receivable Agreement in excess of the Tax Group’s actual savings in respect of the Tax Attributes.
The Tax Receivable Agreement defines each of the following events as an Early Termination Event:
(i) we exercise our early termination rights under the Tax Receivable Agreement,
(ii) certain changes of control of our Company or LGM occur (as described in the Operating Agreement),
(iii) we, in certain circumstances, fail to make a payment required to be made pursuant to the Tax Receivable Agreement by its final payment date, which non-payment continues for 30 days following such final payment date, unless certain liquidity related or restrictive covenant related exceptions apply, or
(iv) we materially breach (or are deemed to materially breach) any of our material obligations under the Tax Receivable Agreement other than as described in the foregoing clause (iii), unless certain liquidity related or restrictive covenant related exceptions apply.
Upon an Early Termination Event, our obligations under the Tax Receivable Agreement will accelerate (except in certain limited circumstances, if the TRA Holder Representative so elects in the case of clauses (ii)- (iv)) and we will be required to make a lump-sum cash payment to all the Existing Equityholders equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement. This lump-sum payment would be based on certain assumptions, including those relating to there being sufficient future taxable income of the Tax Group to fully utilize the Tax Attributes over certain specified time periods and that all LGM Common Units that had not yet been exchanged for Class A Common Stock or cash are deemed exchanged for cash. The lump-sum payment could be material and could materially exceed any actual tax benefits that the Tax Group realizes subsequent to such payment.
As a result of the foregoing, in some circumstances (i) we could be required to make payments under the Tax Receivable Agreement that are greater than or less than the actual tax savings that the Tax Group realizes in respect of the Tax Attributes and (ii) it is possible that we may be required to make payments years in advance of the actual realization of tax benefits (if any, and may never actually realize the benefits paid for) in respect of the Tax Attributes (including if any Early Termination Event occurs).
Stockholders’ Agreement
At the Closing, the Existing Equityholders, Sponsor and we entered into the Stockholders’ Agreement. Pursuant to the Stockholders’ Agreement, among other things, the Existing Equityholders and our Sponsor will agree to vote their respective securities of our Company that may be voted in the election of our directors in accordance with the provisions of the Stockholders’ Agreement.
Our Board consists of seven directors. Our equityholders has the right to nominate directors as follows: the Sponsor, and its permitted transferees, by a majority of shares held by them, shall have the right to nominate, and our Board and the Existing Equityholders, and their permitted transferees, will appoint and vote for, two members of our Board, initially designated pursuant to the Stockholders’ Agreement as Gregg S. Hymowitz and Gary Fegel, and thereafter as designated by the Sponsor, and its permitted transferees, by a majority of shares held by them.
Each Existing Equityholder also agreed to a one-year lock-up period following the Closing with respect to the shares of Common Stock received by the Existing Equityholder in the Business Combination and certain other shares owned by the Existing Equityholder (the “Lock-up Shares”). However, prior to the expiration of the lock-up period, any Existing Equityholder is permitted to transfer the Lock-up Shares through (i) a pledge of up to 25% of each individual Existing Equityholder’s Lock-up Shares in connection with a bona fide transaction with a lender and disclosed in writing to our Board or (ii) a liquidation, merger, stock exchange, reorganization, or tender offer approved by our Board or a duly authorized committee thereof or other similar transaction that results in all of our stockholders having the right to exchange their shares of Common Stock for cash, securities or other property subsequent to the Closing Date.
The Stockholders’ Agreement also contains certain provisions intended to maintain, following the Closing, our qualification as a “controlled company” for purposes of compliance with certain NYSE American and SEC rules.
A&R Registration Rights Agreement
At the Closing, we and the Selling Stockholders entered into the A&R Registration Rights Agreement. The Selling Stockholders are the Existing Holders and the New Holders. The A&R Registration Rights Agreement covers the Class A Common Stock issued to the Selling Stockholders at the Closing and the shares of Class A Common Stock issuable upon the exercise of the private placement warrants and the LGM Common Units and requires us to register such securities for resale. Pursuant to the A&R Registration Rights Agreement, the Existing Holders holding at least a majority in interest of the then-outstanding number of registrable securities held by the Existing Holders, or the New Holders holding at least a majority-in-interest of the then-outstanding number of registrable securities held by the New Holders will be entitled to, among other things, make a Demand Registration for registration under the Securities Act of all or part of their shares of Class A Common Stock. Under no circumstances shall we be obligated to effect more than an aggregate of three registrations pursuant to a Demand Registration by the Existing Holders, or more than an aggregate of five registrations pursuant to a Demand Registration by the New Holders, with respect to any or all registrable securities held by such holders. In addition, the Existing Holders and the New Holders will be entitled to “piggy-back” registration rights to certain registration statements filed following the Business Combination. We will bear all of the expenses incurred in connection with the filing of any such registration statements.
LGM’s Related Party Transactions
The following is a summary of each transaction or series of similar transactions since January 1, 2023 to which LGM was or is a party in which:
•the amount involved exceeded or exceeds $120,000; and
•any of our directors, director nominees or executive officers, any holder of 5% of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.
Transactions with Related Entities
•LGMV is an entity with the same ownership structure as LGM’s ownership structure prior to the Business Combination. Segrave Jr., in his individual capacity, owns 96% of LGMV and LGM, and Segrave Jr. , as custodian for the Trusts owns an aggregate of 4% of LGMV and LGM. Carolina Air Center, LLC, Crystal Coast Aviation, LLC, and Kinston Jet Center, LLC are wholly-owned subsidiaries of LGMV and sellers of fuel. In 2023, LGM purchased a total of $2,027,000 in fuel from subsidiaries of LGMV at an average cost of $3.58 per gallon.
•LGM leases its headquarters and two aircraft hangars (Hangar 1 and Hangar 2) from Kinston Jet Center, LLC, a wholly-owned subsidiary of LGMV, pursuant to a lease between the parties dated January 1, 2021. In 2023, LGM paid Kinston Jet Center, LLC $720,000 pursuant to this lease, with $8.3 million in rent remaining as of January 1, 2023.
•LGM leases an aircraft hangar (Hangar 3) from Kinston Jet Center, LLC, a wholly-owned subsidiary of LGMV, pursuant to a lease between the parties dated February 23, 2023. In 2023, LGM paid Kinston Jet Center, LLC $205,000 pursuant to this lease, with $13.2 million in rent remaining as of January 1, 2024.
•LGM leases an aircraft hangar (Hangar 4) from Kinston Jet Center, LLC, a wholly-owned subsidiary of LGMV, pursuant to a lease between the parties dated May 1, 2022. In 2023, LGM paid Kinston Jet Center, LLC $540,000 pursuant to this lease, with $19.3 million in rent remaining as of January 1, 2024.
•LGM leases a house from Kinston Jet House, LLC, a wholly-owned subsidiary of LGMV, pursuant to a lease between the parties dated September 1, 2018. In 2023, LGM paid Kinston Jet House, LLC $30,000 pursuant to this lease, with $0 in rent remaining as of January 1, 2024.
•LGM leases an aircraft from Juliette Lima Bravo, LLC, of which Laura Harvey Ball (Thomas Segrave, Jr.’s mother) owns approximately 33%. In 2023, LGM paid Juliette Lima Bravo, LLC $441,300 pursuant to this lease, with $35,000 in rent remaining as of January 1, 2024.

•LGM Auto, LLC, a wholly-owned subsidiary of LGMV, leases multiple automobiles to flyExclusive. In 2023, flyExclusive paid LGM Auto, LLC an aggregate of $173,838 pursuant to such leases.
•Peter Hopper, a director of FlyExclusive, Inc., owns 50% of the outstanding equity of DH Aviation, LLC, an entity that, until September 25, 2023, owned a 50% interest in N401JS, an aircraft leased to flyExclusive. In 2023, the total aircraft lease payments made from flyExclusive to DH Aviation, LLC equaled $199,375 (which Mr. Hopper elected to receive in the form of flight hour credits). Mr. Hopper also entered into a side letter with flyExclusive in concurrence with the execution of the aforementioned plane lease. Pursuant to such side letter, Mr. Hopper was granted flight hour credits totaling $55,000 in 2023. LGM repurchased the 50% interest from Mr. Hopper on September 25, 2023 for $1,650,000.
•Peter Hopper, a director of FlyExclusive, Inc., owns 50% of the outstanding equity of PHBL, LLC, an entity that leases an aircraft to flyExclusive. In 2023, the total lease payments made from flyExclusive to PHBL, LLC equaled $414,996. The original term of the lease expired on May 31, 2023 and continues on a quarter-to-quarter basis until terminated by either party with at lease a 90 days' notice.
•The Company is a guarantor to a term note, dated January 29, 2021, between Sea Jay, LLC and a financial institution where the initial principal balance is in the amount of $11,900,000. Sea Jay, LLC is wholly owned by LGMV.
•The Company is a guarantor to two term notes, dated February 25, 2022 and November 17, 2023, between Kinston Jet Center, LLC and a financial institution where the initial principal balances are in the amounts of $5,280,000 and $1,800,000, respectively.
•On September 28, 2023, flyExclusive sold 5 trainer aircraft to Crystal Coast Training, LLC, a wholly owned subsidiary of LGMV, for a total purchase price of $2,481,840. FlyExclusive rents the aircraft from Kinston Jet Center, LLC & Crystal Coast Training, LLC as on an hourly basis. In 2023, FlyExclusive paid these entities a total of $67,000 for the use of these aircraft
December 2023 Senior Secured Note
In December 2023, the Company entered into a Senior Secured Note covering borrowings of an aggregate principal amount of $15.9 million. The notes were issued with a stated rate of 14% and interest is payable monthly in arrears. The senior secured notes will mature one year from closing date, at which time the full principal amount will be due, along with any accrued unpaid interest. Unamortized debt issuance costs related to the senior secured notes were $0.9 million as of December 31, 2023. Gregg S. Hymowitz, a member of our Board of Directors, serves as the Founder and Chief Executive Officer of EnTrust Global, which is an affiliate of the Noteholder and may be deemed to be the beneficial owner of approximately 21.6% of the Company’s outstanding Class A common stock. Each of EnTrust Global and Mr. Hymowitz disclaims beneficial ownership of such securities except to the extent of its or his pecuniary interest therein.
January 2024 Senior Secured Note
In January 2024, the Company entered into an additional Senior Secured Note covering borrowings of an aggregate principal amount of up to approximately $25.8 million, up to $25.0 million of which is to finance the purchase or refinancing of aircraft relating to the Company’s fractional ownership program. Gregg S. Hymowitz, a member of our Board of Directors, serves as the Founder and Chief Executive Officer of EnTrust Global, which is an affiliate of the Noteholder and may be deemed to be the beneficial owner of approximately 21.6% of the Company’s outstanding Class A common stock. Each of EnTrust Global and Mr. Hymowitz disclaims beneficial ownership of such securities except to the extent of its or his pecuniary interest therein. As required by our internal policies, this transaction was approved by our Audit Committee, which consists of independent disinterested directors, and was also approved by a meeting of our Board of Directors, with only disinterested directors voting. For more information about this transaction see Note 24, "Subsequent Events," to the financial statements in this Report.
March 2024 Non-Convertible Redeemable Preferred Stock
On March 4, 2024 the Company entered into a Securities Purchase Agreement (the “Stock Purchase Agreement”) with EnTrust Emerald (Cayman) LP, a Cayman Islands limited partnership (the “Preferred Purchaser”), pursuant to which the Company agreed to issue and sell to the Preferred Purchaser 25,000 shares of Series A Non-Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), at a purchase price of $1,000 per share and a warrant (the “March 2024 Warrant”) to purchase shares of the Company’s Class A common stock. The transaction closed on March 4, 2024 and provided the Company approximately $25 million of capital. Gregg S. Hymowitz, a member of the Company’s Board of Directors, to which position he was designated by an affiliate of the Purchaser, serves as the Founder and Chief Executive Officer of EnTrust Global Partners LLC (“EnTrust Global”), which is an affiliate of the Preferred Purchaser and may be deemed to be the beneficial owner of approximately 21.6% of the Company’s outstanding Common Stock. Each of EnTrust Global and Mr. Hymowitz disclaims beneficial ownership of such securities except to the extent of its or his pecuniary interest therein. Gary Fegel is also a member of the Company’s Board of Directors, to which position he was designated by an affiliate of the Preferred Purchaser. As required by the Company’s internal policies, this transaction was approved by the Audit Committee of the Company’s Board of Directors, which consists of independent disinterested directors, and was also approved by the Company’s Board of Directors, with only disinterested directors voting (which excluded Mr. Hymowitz and Mr. Fegel). For more information about this transaction see Note 24, "Subsequent Events," to the financial statements in this Report.
Related Person Transactions Policy
We have adopted a written related person transaction policy that will set forth the following policies and procedures for the review and approval or ratification of related person transactions. A “related person transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “related person” means:
•any person who is one of our executive officers or one of our directors;
•any person who is known by us to be the beneficial owner of more than 5% of our voting shares;
•any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law,
•brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of our voting shares, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of our voting shares; and
•any firm, corporation or other entity in which any of the foregoing persons is a partner or principal, or in a similar position, or in which such person has a 10% or greater beneficial ownership interest.
We also have policies and procedures designed to minimize potential conflicts of interest arising from any dealings we may have with our affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to our audit committee charter, the audit committee will have the responsibility to review related party transactions.
Item 14. Principal Accountant Fees and Services
Pre-Approval Policies and Procedures
The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by the Company’s independent registered public accounting firm, Elliott Davis, LLC. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.
The Audit Committee has determined that the rendering of non-audit services by Elliott Davis, LLC is compatible with maintaining the principal accountant’s independence for the period of time during which it has served as our independent auditor.

Fees Paid to Independent Registered Public Accounting Firm
Aggregate fees billed for professional services rendered by Elliott Davis, PLLC for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
Audit fees	$1,500,000	$1,325,000
Tax Fees	$500,000	$315,000
Total Fees	$2,000,000	$1,640,000

PART IV
Item 15. Exhibits and Financial Statement Schedules

EXHIBIT NO.	DESCRIPTION	FILED HEREWITH	FORM	EXHIBIT	FILING DATE
2.1*	Equity Purchase Agreement, dated as of October 17, 2022, by and among LGM Enterprises LLC, EGA Acquisition Corp., EG Sponsor LLC, the Existing Equityholder Representative and the Existing Equityholders listed on Annex A thereto.		8-K	2.1	10/18/2022
2.2	Amendment No. 1 to Equity Purchase Agreement, dated as of April 21, 2023, by and among LGM Enterprises, LLC, EG Acquisition Corp. and the LGM Existing Equityholders listed on Annex A of the Equity Purchase Agreement.		8-K	2.1	4/21/2023
3.1	Second Amended and Restated Certificate of Incorporation of EG Acquisition Corp.		8-K	3.1	1/3/2024
3.2	Bylaws of flyExclusive, Inc.		8-K	3.2	1/3/2024
3.2	Certificate of Designation of Series A Non-Convertible Redeemable Preferred Stock, filed with the Delaware Secretary of State on March 4, 2024.		8-K	3.1	3/7/2024
4.1	Warrant Agreement, dated May 25, 2021, between EG Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.		8-K	4.1	6/1/2021
4.2	Form of Warrant issued March 4, 2024.		8-K	4.1	3/7/2024
4.3	Description of Capital Stock.	X
10.1	Stockholders’ Agreement, dated as of December 27, 2023 by and among EG Acquisition Corp., Thomas James Segrave, Jr., the Existing Equityholders listed therein and EG Sponsor LLC.		8-K	10.1	1/3/2024
10.2	Amended and Restated Registration Rights Agreement, dated as of December 27, 2023, by and among EG Acquisition Corp., EG Sponsor LLC, EnTrust Emerald (Cayman) LP, ETG FE LLC, ETG Omni LLC, EnTrust Magnolia Partners LP, and other parties thereto		8-K	10.2	1/3/2024
10.3	Tax Receivable Agreement, dated as of December 27, 2023, by and among EG Acquisition Corp., LGM Enterprises, LLC, Thomas James Segrave, Jr., as TRA Holder Representative, and the TRA Holders named therein.		8-K	10.3	1/3/2024
10.4	Amended and Restated Operating Agreement of LGM Enterprises, LLC.		8-K	10.4	1/3/2024
10.5*	Senior Subordinated Convertible Note, dated as of October 17, 2022, by and among LGM Enterprises, LLC, as the Borrower, Entrust Emerald (Cayman) LP, as the Initial Noteholder, any noteholders party thereto from time to time and EG Acquisition Corp.		8-K	10.5	10/18/2022
10.6*	Senior Secured Note, dated December 1, 2023, by and among LGM Enterprises LLC, FlyExclusive Jet Share, LLC, ETG FE LLC, Kroll Agency Services Limited, as administrative agent and Kroll Trustee Services Limited, as collateral agent.		8-K	10.6	1/3/2024
10.7†	Form of Director and Officer Indemnification Agreement.		8-K	10.7	1/3/2024

10.8†	Executive Employment Agreement by and between LGM Enterprises, LLC and Thomas James Segrave, Jr., effective April 1, 2023.		8-K	10.8	1/3/2024
10.9†	Executive Employment Agreement by and between LGM Enterprises, LLC and Michael Guina, effective April 21, 2023.		8-K	10.9	1/3/2024
10.10†	flyExclusive Inc. 2023 Equity Incentive Plan.			10.10	1/3/2024
10.11†	flyExclusive Inc. Employee Stock Purchase Plan.			10.11	1/3/2024
10.12	Master Note between Exclusive Jets, LLC as Borrower, and The Northern Trust Company as Lender, dated as of March 15, 2023.			10.12	1/3/2024
10.13	Sublease Agreement, dated January 1, 2021, by and between Kinston Jet Center, LLC and Exclusive Jets, LLC.			10.13	1/3/2024
10.14	Form of Letter Agreement among the Registrant, EG Sponsor LLC and each of the executive officers and directors of the Registrant (incorporated by reference to the Registrant’s amendment to its Registration Statement on Form S-1/A, filed with the SEC on May 11, 2021).		S-1/A	10.1	5/11/2021
10.15	Form of Non-Redemption Agreement, dated December 26, 2023, by and among the Company, LGM, Mr. Segrave and an unaffiliated third party investor.		8-K	10.1	12/27/2023
10.16*	Form of Warrant Exchange Agreement, dated December 26, 2023, by and between the Company and various Holders.		8-K	10.2	12/27/2023
10.17*	Senior Secured Note, dated January 26, 2024, by and among FlyExclusive Jet Share, LLC, flyExclusive, Inc., LGM Enterprises, LLC, ETG FE LLC, as initial noteholder, any noteholders party thereto from time to time, Kroll Agency Services, Limited, as administrative agent and Kroll Trustee Services, Limited, as collateral agent		8-K	10.1	2/01/2024
10.18	Security Agreement, dated January 26, 2024, by FlyExclusive Jet Share, LLC in favor of Kroll Trustee Services, Limited, as collateral agent.		8-K	10.2	2/01/2024
10.19	Securities Purchase Agreement, dated March 4, 2024, by and between flyExclusive, Inc. and the Purchaser named therein.		8-K	10.1	3/7/2024
16.1	Letter from Marcum LLP to the Securities and Exchange Commission, dated January 3, 2024.		8-K	16.1	1/3/2024
21.1	List of Subsidiaries.		8-K	21.1	01/03/2024
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2022.	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2022.	X
32.1	Certification of the Chief Executive Officer and the President and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2022.	X
97	flyExclusive Compensation Recovery Policy.	X

101
Financial Statements from the Annual Report on Form 10-K of flyExclusive, Inc. for the year ended December 31, 2023, filed April 30, 2024, formatted in Inline XBRL:
i) Consolidated Balance Sheets
ii) Consolidated Statements of Operations and Comprehensive Income (Loss)
iii) Consolidated Statements of Stockholders' Equity (Deficit) / Members' Equity (Deficit) and Temporary Equity
iv) Consolidated Statements of Cash Flows
X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________________
* Certain information, schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) or Item 601(b)(10)(iv), as applicable, of Regulation S-K. The Registrant agrees to furnish supplemental copies of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request
† Indicates a management contract or compensatory plan.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: April 30, 2024

FLYEXCLUSIVE, INC.

	By:	/s/ Thomas James Segrave, Jr.
	Name:	Thomas James Segrave, Jr.
	Title:	Chief Executive Officer and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas James Segrave, Jr.	Chief Executive Officer and Chairman	April 30, 2024
Thomas James Segrave, Jr.	(Principal Executive Officer)

/s/ Billy Barnard	Interim Chief Financial Officer	April 30, 2024
Billy Barnard	(Principal Financial Officer and Principal Accounting Officer)

Director
Gary Fegel

Director
Gregg S. Hymowitz

/s/ Michael S. Fox	Director	April 30, 2024
Michael S. Fox

/s/ Peter B. Hopper	Director	April 30, 2024
Peter B. Hopper

/s/ Frank B. Holding, Jr.	Director	April 30, 2024
Frank B. Holding, Jr.

/s/ Thomas J. Segrave, Sr.	Director	April 30, 2024
Thomas J. Segrave, Sr.