Form 10-Q
period 2024-03-31
FLYEXCLUSIVE INC.
filed 2024-08-12
CIK 1843973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                                ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The Registrant had outstanding 17,899,586 shares of Class A Common Shares, par value $0.0001 per share, and 59,930,000 shares of Class B Common Shares, par value $0.0001 per share as of June 30, 2024.

EXPLANATORY NOTES

Unless the context otherwise requires, all references to “flyExclusive,” the “Company,” “PubCo,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q (this “Report”) refer to flyExclusive, Inc., and where appropriate, its consolidated subsidiaries, Exclusive Jets, LLC, Jetstream Aviation, LLC and LGM Enterprises, LLC.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” When contained in this Report, the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside our management’s control, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. These forward-looking statements are based on information available as of the date and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this Report as well as the risks described under Item 1A - “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023 and in other documents which we file with the Securities and Exchange Commission (“SEC”). In addition, such statements could be affected by risks and uncertainties related to:

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
•the risks associated with our indebtedness including the Senior Note (as defined herein) and its potential impact on our business and financial condition;
•the risk of downturns in the aviation industry, including due to increases in fuel costs in light of the war in Ukraine, the Israel and Hamas conflict in Gaza and other global political and economic issues;
•a changing regulatory landscape in the highly competitive aviation industry; and
•risks associated with the overall economy, including any future increases in interest rates and the potential for recession.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Table of contents            flyExclusive, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share amounts)	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$5,349	$11,626
Accounts receivable, net	600	849
Other receivables	5,140	4,460
Due from related parties, current portion	1,980	1,911
Notes receivable, current portion	153	301
Parts and supplies inventory	5,389	5,142
Investments in securities	71,418	71,230
Prepaid engine overhauls, current portion	13,086	14,522
Aircraft held for sale, current portion	13,527	—
Prepaid expenses and other current assets	8,558	6,752
Total current assets	125,200	116,793
Notes receivable, non-current portion, net	6,187	21,177
Property and equipment, net	272,242	253,976
Aircraft held for sale, non-current portion	9,729	—
Operating lease right-of-use assets	73,727	84,649
Intangible assets, net	2,105	2,234
Prepaid engine overhauls, non-current portion	34,176	41,531
Other non-current assets	701	670
Total assets	$524,067	$521,030

Table of contents            flyExclusive, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (continued)

(in thousands, except share amounts)	March 31, 2024	December 31, 2023
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) / MEMBERS' EQUITY
Current liabilities
Accounts payable	$32,082	$30,172
Excise tax payable	1,032	1,032
Long-term notes payable, current portion	24,852	26,471
Deferred revenue, current portion	82,329	83,914
Operating lease liabilities, current portion	16,288	17,907
Other current liabilities	23,343	28,705
Short-term notes payable	6,293	14,396
Short-term notes payable - related party	21,527	18,939
Total current liabilities	207,746	221,536
Long-term notes payable, non-current portion	184,519	166,818
Long-term notes payable - related party, non-current portion	17,560	—
Operating lease liabilities, non-current portion	58,525	68,100
Deferred revenue, non-current portion	10,945	10,026
Warrant liabilities	4,362	2,508
Other non-current liabilities	18,921	16,712
Total liabilities	$502,578	$485,700
Commitments and contingencies (Note 23)
Temporary equity
Redeemable noncontrolling interest	135,140	(35,525)
Series A preferred stock, par value $0.0001; 25,000,000 authorized and 25,000 shares authorized issued and outstanding, respectively	20,646	—
Stockholders' equity
Accumulated other comprehensive loss	(238)	(69)
Class A common stock; par value $0.0001; 200,000,000 and 200,000,000 shares authorized; 17,892,021 and 16,647,529 shares issued and outstanding, respectively	2	2
Class B common stock; par value $0.0001; 100,000,000 and 100,000,000 shares authorized; 59,930,000 and 59,930,000 shares issued and outstanding, respectively	6	6
Additional paid-in capital	—	126,978
Accumulated deficit	(149,279)	(80,456)
Total flyExclusive stockholders’ (deficit) / equity	(149,509)	46,461
Noncontrolling interests	15,212	24,394
Total stockholders’ (deficit) / equity	(134,297)	70,855
Total liabilities, temporary equity and stockholders' / members' equity	$524,067	$521,030
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Table of contents             flyExclusive, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
(in thousands, except share amounts)	2024	2023
Revenue	$79,972	$77,032
Costs and expenses
Cost of revenue	74,234	65,190
Selling, general and administrative	25,183	15,931
Depreciation and amortization	6,491	6,415
Loss (gain) on aircraft held for sale	1,489	(2,103)
Total costs and expenses	107,397	85,433
Loss from operations	(27,425)	(8,401)
Other income (expense)
Interest income	1,278	1,094
Interest expense	(4,655)	(4,615)
Gain on lease termination	132	29
Change in fair value of derivative liability	—	616
Change in fair value of warrant liabilities	(2,780)	—
Other income (expense)	460	(429)
Total other expense, net	(5,565)	(3,305)
Loss before income taxes	(32,990)	(11,706)
Income tax benefit	—	—
Net loss	(32,990)	(11,706)
Less: Net loss attributable to redeemable noncontrolling interests	(21,699)	—
Less: Net loss attributable to noncontrolling interests	(5,450)	(2,537)
Net loss attributable to flyExclusive, Inc.	(5,841)	(9,169)
Add: Series A Preferred Dividends	(285)	—
Net loss attributable to common stockholders	$(6,126)	$(9,169)
Basic and Diluted Earnings Per Share*	$(0.35)
Weighted Average Common Shares Outstanding (Basic & Diluted)*	17,305,720

Other comprehensive loss
Net loss attributable to flyExclusive, Inc.	$(5,841)	$(9,169)
Unrealized gains (losses) on available-for-sale debt securities	(169)	90
Comprehensive loss attributable to flyExclusive, Inc.	$(6,010)	$(9,079)
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).
*Basic and diluted earnings per share has not been presented for the three months ended March 31, 2023 in the condensed consolidated statements of operations and comprehensive loss (unaudited). As a result of the Merger (as defined in Note 4 "Merger"), the Company's capital structure was significantly altered. The Company determined that presenting earnings per share for periods prior to the Merger would not result in values meaningful to the users of the condensed consolidated financial statements (unaudited). See Earnings per Share in Note 2 "Summary of Significant Accounting Policies" and Note 3 "Earnings Per Share" for further discussion.

Table of contents                        flyExclusive, Inc.
Condensed Consolidated Statements of Shareholders' Equity (Deficit) / Members' Equity (Deficit) and Temporary Equity (Unaudited)

	Temporary Equity		Permanent Equity
(in thousands, except share amounts)	Redeemable noncontrolling interest	Series A Preferred stock	Class A Common stock		Class B Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total flyExclusive stockholders’ equity (deficit)	Noncontrolling Interests	Total stockholders’ equity (deficit) / members' equity
			Shares	Amount	Shares	Amount
Balances at December 31, 2023	$(35,525)	$—	16,647,529	$2	59,930,000	$6	$126,978	$(69)	$(80,456)	$46,461	$24,394	$70,855
Contributions from non controlling interests	—	—	—	—	—	—	—	—	—	—	157	157
Distributions to non controlling interests	—	—	—	—	—	—	—	—	—	—	(2,455)	(2,455)
Acquisitions of non controlling interests	—	—	—	—	—	—	(1,984)	—	—	(1,984)	(1,434)	(3,418)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	(169)	—	(169)	—	(169)
Exchange of warrants for Class A common stock	—	—	277,447	—	—	—	371	—	—	371	—	371
Issuance of Class A common stock upon cashless exercise of warrants	—	—	967,045	—		—	4,302	—	—	4,302	—	4,302
Issuance of Series A Preferred stock	—	20,361	—	—	—	—	—	—	—	—	—	—
Accretion of Redeemable non controlling interest to redemption amount	192,364	—	—	—	—	—	(129,667)	—	(62,697)	(192,364)	—	(192,364)
Dividends payable on Series A Preferred temporary equity	—	188	—	—	—	—	—	—	(188)	(188)	—	(188)
Amortization of discount on Series A Preferred temporary equity	—	97		—		—	—	—	(97)	(97)	—	(97)
Net Income (loss)	(21,699)	—	—	—	—	—	—	—	(5,841)	(5,841)	(5,450)	(11,291)
Balances at March 31, 2024	$135,140	$20,646	17,892,021	$2	59,930,000	$6	$—	$(238)	$(149,279)	$(149,509)	$15,212	$(134,297)

Table of contents                        flyExclusive, Inc.
Condensed Consolidated Statements of Shareholders' Equity (Deficit) / Members' Equity (Deficit) and Temporary Equity (Unaudited) (continued)

	Permanent Equity
(in thousands)	LGM Enterprises, LLC members' deficit	Accumulated other comprehensive loss	Total flyExclusive stockholders’ equity	Noncontrolling Interests	Total stockholders’ equity / members' equity

Balances at December 31, 2022	$(4,641)	$(476)	$(5,117)	$52,534	$47,417
Contributions from members	115	—	115	7,708	7,823
Distributions to members	(21,619)	—	(21,619)	(3,073)	(24,692)
Other comprehensive income	—	90	90	—	90
Net Income (loss)*	(9,169)	—	(9,169)	(2,537)	(11,706)
Balances at March 31, 2023	$(35,314)	$(386)	$(35,700)	$54,632	$18,932
*The Merger occurred on December 27, 2023. During the pre-Merger period, net loss was attributable to LGM Enterprises, LLC and its noncontrolling interests.
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Table of contents            flyExclusive, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(32,990)	$(11,706)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	6,491	6,415
Amortization of contract costs	275	155
Non-cash interest income	(768)	(937)
Non-cash interest expense	324	2,461
Non-cash rent expense	5,599	3,532
Gain on lease termination	(132)	(29)
Loss (Gain) on aircraft held for sale	1,489	(2,103)
Change in fair value of derivative liability	—	(616)
Provision for credit losses	1,756	8
Realized losses on investment securities	46	119
Change in fair value of private placement warrant liability	910	—
Change in fair value of penny warrant liability	(2,332)	—
Change in fair value of public warrant liability	4,202	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	249	2,286
Accounts receivable - related parties	(69)	(1,802)
Other receivables	(680)	1,081
Parts and supplies inventory	(247)	(1,589)
Prepaid expenses and other current assets	(2,081)	592
Operating lease liabilities	(5,738)	(3,082)
Other assets	(31)	(40)
Accounts payable	1,910	(4,647)
Other current liabilities	(5,690)	2,256
Accounts payable - related parties	—	(72)
Deferred revenue	(666)	3,401
Other non-current liabilities	2,208	1,554
Net cash flows from operating activities	(25,965)	(2,763)
Cash flows from investing activities:
Capitalized development costs	(165)	(123)
Purchases of property and equipment	(38,531)	(20,733)
Proceeds from sales of property and equipment	—	16,825
Purchases of engine overhauls	(2,705)	(3,123)
Purchases of investments	(28,962)	(26,323)
Proceeds from sale of investments	29,310	26,739
Notes receivable paydowns	10,986	—
Net cash flows from investing activities	(30,067)	(6,738)

Table of contents            flyExclusive, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from financing activities:
Proceeds from issuance of debt	39,092	44,447
Repayment of debt	(10,270)	(18,380)
Payment of deferred financing costs	(1,019)	(427)
Proceeds from notes receivable noncontrolling interest	—	34
Cash contributions from members	—	115
Cash distributions to members	—	(21,619)
Cash contributions - noncontrolling interests	157	7,708
Cash distributions - noncontrolling interests	(2,455)	(3,073)
Proceeds from preferred temporary equity issuance, net of issuance costs	24,250	—
Net cash flows from financing activities	49,755	8,805
Net decrease in cash and cash equivalents	(6,277)	(696)
Cash and cash equivalents at beginning of period	11,626	23,179
Cash and cash equivalents at end of period	$5,349	$22,483
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Exchange of public warrants for flyExclusive Class A common stock	$371	$—
Change in redemption value of redeemable noncontrolling interest	$192,364	$—
flyExclusive Class A common stock issued on cashless exercise of public warrants	$4,302	$—
Issuance of penny warrants in connection with Series A Preferred temporary equity issuance	$3,746	$—
Increase in dividends payable and accreted discount on Series A Preferred Temporary Equity	$285	$—
Transfers from prepaid engine overhaul to property and equipment	$5,346	$701
Change in purchases of property and equipment in accounts payable	$—	$13
Unrealized change in fair value of available-for-sale securities	$169	$(90)
Right of use asset impact for new leases	$3,571	$(10,584)
Non-cash exchanges of non-controlling ownership interests	$3,692	$—

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in thousands, except per share amounts)
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Operations
Nature of the Business
flyExclusive, Inc. is a holding company that has no material assets other than its ownership in LGM Enterprises, LLC ("LGM"), and flyExclusive, Inc. operates and controls all of the businesses and operations of LGM and LGM's subsidiaries. flyExclusive Inc. and its predecessor for accounting purposes, LGM, are collectively referred to herein as (“flyExclusive” or the “Company”). flyExclusive is a premier owner, operator of jet aircraft and aircraft sales, with a focus on private jet charter. The Company's businesses provide separate offerings such as wholesale and retail ad hoc flights, a jet club program, partnership program, fractional program, and other services as well.
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
On December 27, 2023 (the "Closing Date"), EG Acquisition Corp., a Delaware corporation ("EGA"), and LGM, a North Carolina limited liability company, consummated a business combination (the "Merger", see Note 4 "Merger") pursuant to the equity purchase agreement dated October 17, 2022 and subsequent amendment to the equity purchase agreement dated April 21, 2023 (collectively, the "Equity Purchase Agreement" or "EPA"). In connection with the closing of the Merger, EGA changed its name to flyExclusive, Inc. The common stock of flyExclusive ("flyExclusive Common Stock" or the "Company's Common Stock") and the public warrants of flyExclusive (the “Public Warrants”) commenced trading on The NYSE American LLC under the symbol "FLYX" and "FLYX WS", respectively, on December 28, 2023.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).
In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition, and results of operations for the interim periods presented.
The accompanying condensed consolidated financial statements were prepared in accordance with the requirements for interim financial information. Accordingly, these interim financial statements have not been audited and exclude certain disclosures required for annual financial statements. Also, the operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of flyExclusive, its wholly-owned subsidiaries, all majority owned subsidiaries where the ownership is more than 50% and the accounts of variable interest entities (“VIE”) for which flyExclusive or one of its subsidiaries is the primary beneficiary, regardless of the ownership percentage.
All significant intercompany transactions and balances have been eliminated in consolidation. Where the Company’s ownership interest is less than 100%, the non-redeemable noncontrolling ownership interests held by third parties in the financial position and operating results of the Company’s subsidiaries and/or consolidated VIEs are reported as noncontrolling interest in the condensed consolidated balance sheets (unaudited) within stockholders' / members' equity. Noncontrolling ownership interests that can be redeemed for cash whereby redemption is not within the sole control of the Company are classified as temporary equity in the condensed consolidated balance sheets (unaudited) in accordance with Accounting Standards Codification ("ASC") 480-10-S99-3(A)(2).
Liquidity and Going Concern

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Within the three months ended March 31, 2024 and 2023, the Company incurred net losses and has operated with a working capital deficit. To date, the Company has financed its operations primarily through a combination of operating cash flows, the sale of equity securities and convertible debt, proceeds from the Merger (which was accounted for as a reverse recapitalization), and borrowings under loan facilities. At March 31, 2024, the Company had an accumulated deficit of $149,279 and a working capital deficit, as defined by a shortfall of current assets as compared with current liabilities of $82,546 and $104,743 at March 31, 2024 and December 31, 2023, respectively. The Company’s net losses were $32,990 and $11,706 for the three months ended March 31, 2024 and 2023, respectively. Net cash flows used by operating activities were $25,965 and $2,763 for the three months ended March 31, 2024 and 2023, respectively. A significant component of the Company’s operating losses and working capital deficit resulted from increased general and administrative costs associated with becoming a public company. The Company expects to incur operating losses in the near term as the Company advances its fleet modernization and associated cost savings initiatives.
As of March 31, 2024, the Company had cash and cash equivalents of $5,349.
The Company believes its cash and cash equivalents on hand, operating cash flows, proceeds from possible financings and the fractional program will be sufficient to fund operations, including capital expenditure requirements, for at least 12 months from the issuance date of these financial statements. However, the Company might need additional capital to fund growth plans or as circumstances change, which it could obtain through equity issuances, refinancing existing debt or new borrowings. Adequate capital may not be available to the Company when needed or on acceptable terms. If the Company is unable to raise capital, it could be forced to delay, reduce, suspend or cease its working capital requirements, capital expenditures and business development efforts, which would have a negative impact on its business, prospects, operating results and financial condition.
2. Summary of Significant Accounting Policies
Reclassification
Certain amounts presented in the Company’s previously issued financial statements have been reclassified to conform to the current period presentation. In the condensed consolidated financial statements (unaudited) the Company has made a reclassification of "Gain on sale of property and equipment" to a component of "Loss from operations," which was previously categorized within "Other income (Expenses)." This reclassification was made to better align with the current period’s financial statement presentation. The net loss for the three-month period ended March 31, 2023, remains unchanged from the previously issued financial statements. This reclassification had no impact on the Company's financial position, net loss, or cash flows for any period presented.
Use of Estimates
The preparation of condensed consolidated financial statements (unaudited) in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements (unaudited) as well as the reported amounts of revenues and expenses during the reporting period. Estimates are based on several factors including the facts and circumstances available at the time the estimates are made, historical experience, risk of loss, general economic conditions and trends and the assessment of the probable future outcome. Subjective and significant estimates include, but are not limited to, determinations of the useful lives and expected future cash flows of long-lived assets, including intangibles, estimates of allowances for uncollectible accounts, determination of impairment and fair value estimates associated with asset acquisitions. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of changes, if any, are reflected in the condensed consolidated statements of operations and comprehensive loss (unaudited) in the period that they are determined.
Public Warrants, Private Warrants and Penny Warrants
As of March 31, 2024 the Company has the following warrants issued, (i) the Public Warrants initially included in the EGA units issued in EGA's initial public offering, (ii) the warrants of EGA held by EG Sponsor LLC (the “EGA Sponsor”) that were issued to the EGA Sponsor at the closing of EGA's initial public offering (the "Private Placement Warrants,"), and (iii) warrants issued on March 4, 2024 in connection with the Series A Preferred Stock offering as described within Note 24 "Stockholders’ Equity / Members' Deficit and Noncontrolling Interests" (the "Penny Warrants" and together with the Public Warrants and Private Placement Warrants, the "Warrants").
The Company determines the accounting classification of the Warrants as either liability or equity by first assessing whether the Warrants meet liability classification in accordance with ASC 480, Distinguishing Liabilities from Equity

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
(“ASC 480”). Under ASC 480, a financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares must be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception; (b) variations in something other than the fair value of the issuer’s equity shares; or (c) variations inversely related to changes in the fair value of the issuer’s equity shares. The Company determined that the Warrants should not be classified as liabilities under ASC 480.
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
The Company recorded the Warrants as liabilities on the condensed consolidated balance sheets (unaudited) at fair value, with subsequent changes in the fair value recognized in the condensed consolidated statements of operations and comprehensive loss (unaudited) at each reporting date.
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
The Company’s cash equivalents and investments in securities are carried at fair value in Level 1 or Level 2, determined according to the fair value hierarchy described above (see Note 5 "Fair Value Measurements").
The Company’s Bridge Notes (as defined in Note 16 "Debt") contained an embedded derivative feature that was required to be bifurcated and remeasured to fair value at each reporting period based on significant inputs not observable in the market, and was classified as a Level 3 measurement according to the fair value hierarchy described above. The carrying amount of the Company’s Bridge Notes approximated its fair value as the interest rates of the Bridge Notes are based on prevailing market rates. The Bridge Notes were converted into shares of the Company's Class A Common Stock on the Closing Date causing the derivative liability on the condensed consolidated balance sheets (unaudited) to be removed as of and for the year ended December 31, 2023.
The Company’s Penny Warrants (as defined in Note 18 "Warrant Liabilities") issued alongside the Series A Preferred Stock (as defined in Note 24 "Stockholders’ Equity / Members' Deficit and Noncontrolling Interests") represent a liability which is remeasured to fair value at each reporting period based on significant inputs not observable in the market. The fair value of the Penny Warrants is classified as a Level 3 measurement according to the fair value hierarchy described above due to the use of an unobservable inputs for volatility under the valuation method as described within Note 5 "Fair Value Measurements".
The closing price of the Public Warrants is used as the fair value of the Public Warrants and Private Warrants as of each relevant reporting date. The fair value of the Public Warrants is classified as a Level 1 fair value measurement due to the use of an observable market quote in an active market. The fair value of the Private Warrants is classified as a Level 2

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
fair value measurement due to the use of an observable market quote for the Public Warrants, which are considered to be a similar asset in an active market.
Receivables, Net of Allowance for Credit Losses
Accounts receivables are recorded at the invoiced or earned amount billed to the customers and are reported as net of an allowance for credit losses. Prior to adopting Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses (“ASC Topic 326”), as set forth in “Recently Adopted Accounting Pronouncements” below, the Company applied an incurred loss estimate to calculate the allowance for doubtful accounts. Under ASC Topic 326, the Company maintains an allowance for credit losses and considers the level of past-due accounts based on the contractual terms of the receivables, historical write offs and existing economic conditions, as well as its relationships with, and the economic status of individual accounts to calculate the allowance for credit losses. The estimated credit losses charged to the allowance is recorded as "Selling, general and administrative" in the condensed consolidated statements of operations and comprehensive loss (unaudited). Accounts receivables are written off when deemed uncollectible based on individual credit evaluations and specific circumstances. The Company had an allowance for credit losses on accounts receivable of $80 as of both March 31, 2024 and December 31, 2023.
Notes receivables are recorded at amortized cost, and are reported as net of an allowance for credit losses. Under ASC Topic 326, the Company maintains an allowance for credit losses based on the difference between the fair value of the collateral associated with the note, less costs to sell the asset, and the amortized cost basis of the note. The Company had an allowance for credit losses on notes receivable of $827 and $2,558 as of March 31, 2024 and December 31, 2023, respectively.
Noncontrolling interest
Noncontrolling interests represent ownership interests attributable to third parties in certain consolidated subsidiaries and VIEs. Noncontrolling interests are presented as a separate component of equity on the condensed consolidated balance sheets (unaudited), condensed consolidated statements of operations and comprehensive loss (unaudited), and condensed consolidated statements of shareholders' equity (deficit) / members' equity (deficit) and temporary equity (unaudited) attributed to controlling and noncontrolling interests.
Redeemable Noncontrolling Interest
In connection with the Merger, see Note 4 "Merger" the former holders (the "Existing Equityholders") of units of ownership interest in LGM (the "LGM Common Units") retained post-Merger ownership interests in LGM as noncontrolling interests. Pursuant to the Amendment and Restated Operating Agreement, dated December 27, 2023 (the "Operating Agreement"), upon the first anniversary of the Closing Date, the Existing Equityholders may redeem all or a portion of their LGM Common Units for either (a) shares of the Company's Class A common stock (“flyExclusive Class A Common Stock” or the “Class A Common Stock”) or b) an equivalent amount of cash as determined pursuant to the Operating Agreement.
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
For periods when the noncontrolling interest is probable of becoming redeemable (but is not currently redeemable), the Company will accrete changes in its redemption value from the date it becomes probable that it will become redeemable (the Closing Date) to its earliest redemption date (first anniversary of the Closing Date). This measurement method is in accordance with ASC 480-10-S99-3(A)15a. The Company will adjust the carrying value of the redeemable noncontrolling interest based on the higher of (1) the initial carrying value, increased or decreased for the redeemable noncontrolling interest's share of net income or loss, or (2) the redemption value. The Company is required to either (1) accrete changes in the redemption value over the period from the date of issuance to the earliest redemption date of the instrument using an appropriate methodology, usually the interest method, or (2) recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. The Company has elected to accrete changes in the redemption value over the period from the date of issuance (the Closing Date) to the earliest redemption date (the one year anniversary of the Closing Date) using the interest method. Any change in the carrying value of the redeemable noncontrolling interest will be recorded against additional paid-in capital to the extent available, with the excess recorded against accumulated deficit within equity.

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
Temporary Equity
We account for our common and preferred stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common and preferred stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common and preferred stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Series A Preferred Stock (as defined within Note 24 "Stockholders’ Equity / Members' Deficit and Noncontrolling Interests") feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 25,000 shares of Series A Preferred Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets at March 31, 2024.
Aircraft Sales and Aircraft Held for sale
The Company occasionally sells aircraft held for use from its fleet. The (gain) or loss from each transaction is recognized upon completion of the sale as a loss (gain) on aircraft held for sale on the condensed consolidated statements of operations and comprehensive loss (unaudited). During the three months ended March 31, 2024 and 2023, the Company recorded losses (gains) of $587 and $(2,103) on aircraft sold, respectively.
Loss (gain) on aircraft held for sale consists of the (gain) or loss on aircraft previously held for use as property and equipment and subsequently elected to actively market for sale. When a decision is made to actively market for sale, depreciation is discontinued, and aircraft held for sale is recorded at the lower of carrying value and fair value less costs to sell. During the three months ended March 31, 2024, we recorded a non-cash held for sale loss of $902 related to a change in the estimate of fair value for 3 Gulfstream GIV aircraft that were classified as held for sale in the three months ended March 31, 2024. We presented the $23,256 of aircraft assets held for sale at the lower of their current carrying value or their fair market value less costs to sell including $13,527 classified within “Current assets” and $9,729 classified within "Non Current Assets" on the Company’s condensed consolidated balance sheets (unaudited) as at March 31, 2024. The fair values are based upon observable and unobservable inputs, including market trends and conditions. The assumptions used to determine the fair value of the assets held for sale are subject to inherent uncertainty and could produce a wide range of outcomes which the Company will continue to monitor in future periods as new information becomes available. Prior to the ultimate sale of the assets, subsequent changes in the estimate of the fair value of the assets held for sale will be recorded as a (gain) or loss with a corresponding adjustment to the assets’ carrying value. The impairment of $902 is included within Loss (gain) on aircraft held for sale within the loss from operations on the Company’s condensed consolidated statements of operations and comprehensive loss (unaudited) for the three months ended March 31, 2024.
Contract Acquisition Costs
The Company pays commissions on deposits from new and recurring Jet Club member contracts. These commissions are contract acquisition costs that are capitalized as an asset on the consolidated balance sheets as these are incremental amounts directly related to attaining contracts with customers. Capitalized sales commissions were $253 and $332 during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, contract acquisition costs of $577 and $514, respectively, were included within Prepaid expenses and other current assets and $662 and $631, respectively, were included within Other non-current assets on the condensed consolidated balance sheets (unaudited).
Capitalized contract costs are amortized on a straight-line basis concurrently over the same period of benefit in which the associated revenue is recognized. Amortization expense related to capitalized contract costs included in selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss (unaudited) was $275 and $155 during the three months ended March 31, 2024 and 2023, respectively.
Other Accounting Policies
See the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for a description of other accounting principles upon which basis the accompanying consolidated financial statements were prepared.
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815 - 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative,

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company adopted this ASU in fiscal 2024 and it did not have a material effect on the Company's condensed consolidated financial statements.
In March 2023, the FASB issued ASU 2023-01, which amends the application of ASU 2016-02, "Leases (Topic 842)", related to leases with entities under common control, also referred to as common control leases. The amendments to this update require an entity to consider the useful life of leasehold improvements associated with common control leases from the perspective of the common control group and amortize the leasehold improvements over the useful life of the assets to the common control group, instead of the term of the lease. Any remaining value for the leasehold improvement at the end of the lease would be adjusted through equity. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company adopted this ASU in fiscal 2024 and it did not have a material effect on the Company's condensed consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”), which enhances the segment disclosure requirements for public entities on an annual and interim basis. ASU 2023-07 requires an entity to disclose significant segment expenses regularly provided to the chief operating decision maker, a description of "other segment items," the title and position of the chief operating decision maker, and allows for more than one measure of a segment's profit or loss if used by the chief operating decision maker. The update also enhances interim disclosure requirements and requirements for entities with a single reportable segment. The amendments in ASU 2023-07 will become effective on a retrospective basis for annual disclosures for fiscal years beginning after December 15, 2023, with interim period disclosures required effective for fiscal years beginning after December 15, 2024. Early adoption of ASU 2023-07 is permitted. The Company is currently evaluating the impact ASU 2023-07 will have on its condensed consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 enhances the disclosures surrounding income taxes, specifically in relation to the rate reconciliation table and income taxes paid. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-09 on its condensed consolidated financial statements.
3. Earnings Per Share
The Company computes basic earnings per share using net (loss) income attributable to Company common stockholders and the weighted average number of common shares outstanding during each period. As the Company has obligations under the Penny Warrants to issue shares for little or no cash consideration contingent only upon the passage of time (see Note 18 "Warrant Liabilities" for a description of the Penny Warrants), weighted average shares issuable under the Penny Warrants are included in the denominator in the calculation of basic and diluted EPS.
On December 27, 2023, EGA and LGM consummated the Merger pursuant to the Equity Purchase Agreement, which significantly altered the Company's capital structure. Prior to the closing of the Merger, the legal structure of LGM was a limited liability company with ownership interests consisting of members' units. Application of an exchange ratio of members' units for shares of common stock for periods prior to the Merger would not be representative of the capital structure of the Company after the Merger. As such, the Company determined that an exchange ratio should not be applied to periods before the Merger and therefore earnings (net loss) per unit for periods prior to the Merger should not be presented as it would not provide a meaningful comparison with earnings (net loss) per share for periods after the Merger. See Note 4 "Merger" for further discussion. Therefore, earnings (net loss) per share information has not been presented for the three months ended March 31, 2023 within these condensed consolidated financial statements (unaudited).
The following table sets forth the computation of the Company’s basic and diluted net (loss) income per share:

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Three Months Ended March 31,
2024
Numerator:
Net loss	$(32,990)
Less: Net loss attributable to redeemable noncontrolling interest	(21,699)
Less: Net loss attributable to noncontrolling interest	(5,450)
Add: Series A Preferred Dividends	(285)
Basic Net loss attributable to common stockholders	$(6,126)

Denominator:
Weighted Average Class A Common Stock outstanding	16,920,382
Weighted Average Class A Common Stock issuable under Penny Warrants	385,338
Weighted Average Shares Outstanding - basic and diluted	17,305,720

Basic and Diluted Earnings Per Share
Basic	$(0.35)
Diluted	$(0.35)
The following table summarizes potentially dilutive outstanding securities for the three months ended March 31, 2024 which were excluded from the calculation of diluted EPS, because their effect would have been anti-dilutive:

Three Months Ended March 31,
2024
Public warrants	2,521,569
Private Placement Warrants	4,333,333
Penny Warrants	1,270,154
Total anti-dilutive features	8,125,056
4. Merger
As discussed in Note 1 "Organization and Operations" on December 27, 2023, the Company completed the Merger. Upon the closing of the Merger, the following occurred:
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

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
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
•On December 26, 2023, the underwriter in EGA's initial public offering, purchased 75,000 shares of EGA Class A common stock on behalf of LGM. The shares were purchased by the underwriter from a public stockholder that elected to reverse its redemption of 75,000 shares of EGA Class A common stock. The shares were purchased for a total purchase price of $818 ($10.90 per share) and the underwriter received reimbursement of $800 of the purchase price from EGA’s Trust Account on December 27, 2023. Simultaneously with the closing of the merger between EGA and LGM on December 27, 2023, the 75,000 shares of EGA Class A common stock were automatically exchanged for shares of flyExclusive, Inc. Class A Common Stock and 73,600 shares (out of the above-mentioned 75,000 shares) were granted to employees of LGM as compensation for services provided (the grant date for the 73,600 shares was determined to be December 27, 2023).
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
•The outstanding principal balance under the Bridge Notes (as defined in Note 16 "Debt"), which, including additions to the principal balance as a result of the accumulation of paid in kind interest was $95,503 immediately prior to the closing of the Merger, was automatically converted into 9,550,274 shares of flyExclusive Class A Common Stock.
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

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
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
The Amended Underwriting Agreement changed the payment terms of the Underwriting Agreement from a payment of $7,875 to the underwriter at the closing of the Merger to a payment of $500 at the closing of the Merger and 300,000 shares of flyExclusive Class A Common Stock to be issued to the underwriter no later than five (5) days following the initial filing of a registration statement with the SEC. The Amended Underwriting Agreement includes a provision that states that if the registration statement is not deemed to be effective within sixty (60) business days of the closing of the Merger, the amount of share consideration payable to the underwriter shall increase by 50,000 shares (the "Additional Stock") of the Company's common stock per month on the first business day of each month until the registration statement is declared effective. On January 16, 2024, the Company entered into a waiver agreement with the underwriter to waive the Additional Stock penalty if the Form S-1 is not declared effective within sixty (60) business days after the consummation of the Merger.
The Company determined the obligation to issue shares to the underwriter was a registration payment arrangement that should be accounted for under ASC 825-20-25-1, "Financial Instruments - Registration Payment Arrangements", which indicates that the contingent obligation to issue additional stock should be treated as a separate unit of account.
The obligation to issue 300,000 shares meets the definition of a derivative under ASC 815. However, the obligation meets the derivative scope exception within ASC 815-40 and therefore is not accounted for as a derivative and is classified within stockholders' equity in the condensed consolidated balance sheets (unaudited). Since the obligation to issue shares is equity-classified, the Company measured the fair value of the obligation to issue shares at inception and will not remeasure the fair value at each subsequent reporting period. The Company utilized a Finnerty Put Option Model to determine the fair value of the obligation to issue shares due to the presence of a discount for lack of marketability as the shares issuable to the underwriter will not be marketable until a registration statement is declared effective. The key inputs to the valuation model to estimate the fair value of the share obligation included volatility, share price, strike price, dividend yield, and the estimated registration effectiveness date.
As of December 31, 2023, the registration payment arrangement to contingently issue 50,000 shares per month was classified as a contingent liability in accordance with ASC 825-20-30-5. The Company did not record a contingent liability on its consolidated balance sheet as it was not probable as of December 31, 2023 that any additional stock would have to be

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
issued, as the Company determined it was probable that the registration statement will be deemed effective within sixty (60) business days of the closing of the Merger. The contingent liability was not relevant as of March 31, 2024 due to the waiver of the Additional Stock penalty as noted above.
The Amended Letter Agreement amended the timing of the one-time, $1,500 fee (the "Success Fee") payable to the underwriter from being due at the closing of the Merger to being due within sixty (60) days of the closing of the Merger, which was subsequently paid.
5. Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Fair Value Measurements at March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$1,419	$—	$—	$1,419
Short-term investments	849	70,569	—	71,418
	$2,268	$70,569	$—	$72,837
Liabilities:
Warrant liability - public warrants	$1,085	$—	$—	$1,085
Warrant liability - private placement warrants	—	1,863	—	1,863
Warrant liability - penny warrants	—	—	1,414	1,414
	$1,085	$1,863	$1,414	$4,362

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$887	$—	$—	$887
Short-term investments	849	70,381	—	71,230
	$1,736	$70,381	$—	$72,117
Liabilities:
Warrant liability - public warrants	$1,555	$—	$—	$1,555
Warrant liability - private placement warrants	—	953	—	953
	$1,555	$953	$—	$2,508
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
The Company’s Level 3 liability consists of the Penny Warrants associated with the issuance of Series A Preferred Stock. This liability has been classified as Level 3 due to the use of unobservable inputs within the valuation, namely volatility.

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
The fair value of the Penny Warrant liability as of March 4, 2024 and March 31, 2024 was determined utilizing a Monte Carlo simulation valuation method, using the following inputs and assumptions:

March 4, 2024
Warrant Shares	1,304,907
Aggregate Value Cap	$11,250
Stock price	$15.49
Strike price	$0.01
Term (in years)	5.0 years
Volatility	95.0%
Risk free rate	4.2%
Dividend Rate	—%

March 31, 2024
Warrant Shares	1,270,154
Aggregate Value Cap	$11,250
Stock price	$4.32
Strike price	$0.01
Term (in years)	4.9 years
Volatility	115.0%
Risk free rate	4.2%
Dividend Rate	—%
There have been no other changes in valuation techniques and related inputs. As of March 31, 2024 and December 31, 2023, there were no transfers between Level 1, Level 2, and Level 3.
6. Variable Interest Entities
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
Management analyzes the Company’s variable interests including loans, guarantees, and equity investments, to determine if the Company has any variable interests in these entities. This analysis includes both qualitative and quantitative reviews. Qualitative analysis is based on an evaluation of the design and primary risk of these entities, their organizational structures including decision making abilities, and financial and contractual agreements. Quantitative analysis is based on these entities’ equity interests and investment. The Company determined it has variable interests in the paint entity and SAEs with Equity as a result of its equity interest in these entities. For those SAEs without Equity that the Company has a (a) lease agreement for the aircraft which is the primary asset of these entities (the “lessor SAEs without Equity”), and (b) either (i) has a call option and/or (ii) a lessor put option for a fixed purchase price, it is determined that the Company has variable interests in the lessor SAEs without Equity.
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

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
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
The Company’s condensed consolidated balance sheets (unaudited) include the following assets and liabilities of these VIEs:

	March 31, 2024	December 31, 2023
Cash	$792	$805
Property and equipment, net	68,064	69,815
Long-term notes payable, current portion	4,759	3,087
Long-term notes payable, non-current portion	34,935	37,404
The Company’s condensed consolidated statements of operations and comprehensive loss (unaudited) include the following expenses of these VIEs:

	Three Months Ended March 31,
	2024	2023
Interest expense	$512	$520
Depreciation and amortization	1,752	1,940
The assets of the Company’s VIEs are only available to settle the obligations of these entities. Creditors of each of the VIEs have no recourse to the general credit of the Company.
While the Company has no contractual obligation to do so, it may voluntarily elect to provide the VIEs with additional direct or indirect financial support based on its business objectives. The Company provided financial contributions to the VIEs in the amount of $157 and $7,708 during the three months ended March 31, 2024 and 2023, respectively.
7. Revenue
Disaggregation of Revenue
The following table disaggregates revenue by service type and the timing of when these services are provided to the member or customer:

	Three Months Ended March 31,
	2024	2023
Services transferred at a point in time:
Flights	$76,119	$74,601
Services transferred over time:
Memberships	1,468	1,478
MRO	1,490	704
Fractional ownership purchase price	895	249
	$79,972	$77,032

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
Transaction Price
The transaction prices for each of the primary revenue streams are as follows:
•Jet Club and Charter – Membership fees (less credits issued), and flight related charges based on trips flown
•Guaranteed Revenue Program – Fleet minimums with additional charges for flight services over the guarantee
•MRO – Time and materials incurred for services performed
•Fractional Ownership – The portion of fractional interest purchase price allocated to revenue, and flight related charges based on trips flown
The following tables provide a rollforward of deferred revenue for the three months ended March 31, 2024:

Amount
Balance as of December 31, 2023	93,940
Revenue recognized	(65,070)
Revenue deferred	64,404
Balance as of March 31, 2024	$93,274

8. Other Receivables
Other receivables consisted of the following:

	March 31, 2024	December 31, 2023
Rebate receivables	$1,035	$871
Federal excise tax receivable	3,671	3,079
Insurance settlement in process	207	298
Other	227	212
	$5,140	$4,460
9. Parts and Supplies Inventory
Parts and supplies inventory consists primarily of aircraft parts and materials and supplies. Parts and supplies inventory, net of reserve, consisted of the following:

	March 31, 2024	December 31, 2023
Aircraft parts	$4,917	$4,824
Materials and supplies	472	318
	$5,389	$5,142

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2024	December 31, 2023
Prepaid vendor expenses	$5,006	$2,520
Prepaid insurance	278	446
Prepaid directors and officers insurance	1,888	2,518
Prepaid maintenance	5	60
Prepaid non-aircraft subscriptions	329	113
MRO revenue in excess of billings	475	581
Deferred commission	577	514
	$8,558	$6,752
11. Investments in Securities
The cost and fair value of marketable securities are as follows:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury bills	$61,650	$47	$(30)	$61,667
Municipal bonds	9,051	83	(400)	8,734
Corporate/government bonds	477	30	—	507
Other bonds	478	32	—	510
	$71,656	$192	$(430)	$71,418

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury bills	$60,801	$131	$—	$60,932
Municipal bonds	9,543	148	(404)	9,287
Corporate/government bonds	477	29	—	506
Other bonds	478	27	—	505
	$71,299	$335	$(404)	$71,230
The aggregated unrealized losses on available-for-sale debt securities in the amounts of $238 and $69 have been recognized in accumulated other comprehensive loss in the Company’s condensed consolidated balance sheets (unaudited) as of March 31, 2024 and December 31, 2023, respectively.

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
12. Property and Equipment, Net
Property and equipment, net consisted of the following:

	March 31, 2024	December 31, 2023
Transportation equipment	$332,758	$311,584
Office furniture and equipment	3,147	3,131
Leasehold improvements	2,306	2,306
Construction in progress	122	147
Deposits on transportation equipment	22,581	23,923
	360,914	341,091
Less: Accumulated depreciation	(88,672)	(87,115)
Property and equipment, net	$272,242	$253,976
Depreciation expense of property and equipment for the three months ended March 31, 2024 and 2023, was $6,179 and $6,148, respectively. The net carrying value of disposals of long-lived assets as of March 31, 2024 and December 31, 2023 was $587 and $66,986, respectively.
Interest payments on borrowings to acquire aircraft are capitalized for the month of acquisition when the aircraft’s in-service date begins following the 15th of the month. (Interest payments for the month of acquisition would be expensed if the aircraft is placed into service before the 15th of the month). Capitalized interest was zero as of March 31, 2024 and December 31, 2023, and was included as a component of construction in progress prior to the equipment’s in-service date.
13. Intangible Assets
Intangible assets, net are as follows:

	March 31, 2024
	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Life (in years)
Software - in service	$3,651	$(2,196)	$1,455	3
FAA certificate	650	—	650	Indefinite
Total acquired intangible assets	$4,301	$(2,196)	$2,105

	December 31, 2023
	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Life (in years)
Software - in service	$3,486	$(1,902)	$1,584	3
FAA certificate	650	—	650	Indefinite
Total acquired intangible assets	$4,136	$(1,902)	$2,234
Amortization of intangible assets was $294 and $223 for the three months ended March 31, 2024 and 2023, respectively. The Company did not record any impairment charges related to definite-lived intangible assets for the three months ended March 31, 2024 and 2023.

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
The following is a schedule of estimated amortization expense for the following periods:

Fiscal Year	Amount
Remainder of 2024	$792
2025	438
2026	215
2027	10
2028	—
Thereafter	—
$1,455
14. Other Current Liabilities
Other current liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Accrued vendor payments	$3,761	$6,386
Accrued ERC payments	9,044	9,044
Accrued underwriter fees	—	1,500
Accrued directors and officers insurance	—	2,518
Accrued employee-related expenses	8,422	7,751
Accrued engine expenses	505	4
Accrued tax expenses	805	746
Accrued interest	684	569
Other	122	187
	$23,343	$28,705
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
Under the Act, eligible employers could take credits up to 70% of qualified wages with a limit of $7 per employee per quarter for the first three quarters of calendar year 2022. In order to qualify for the ERC in 2022, organizations generally have to experience a more than 20% decrease in gross receipts in the quarter compared to the same quarter in calendar year 2019 or its operations are fully or partially suspended during a calendar quarter due to “orders from an appropriate governmental authority limiting commerce, travel, or group meetings (for commercial, social, religious, or other purposes)” due to COVID-19. The credit is taken against the Company’s share of Social Security Tax when the Company’s payroll provider files, or subsequently amends the applicable quarterly employer tax filings.
As of March 31, 2024, the Company has received ERC payments totaling $9,044. The Company’s legal counsel has issued a legal opinion that the Company, more likely than not, qualified for the ERC. However, it remains uncertain whether the Company meets the eligibility qualifications required for the ERC. Therefore, the balance was included in Other current liabilities in the condensed consolidated balance sheets (unaudited) as of March 31, 2024 and December 31, 2023 since the Company may potentially be required to repay the ERC.

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
15. Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Fractional ownership deposits	18,892	16,686
Other	29	26
	$18,921	$16,712
16. Debt
The components of the Company’s outstanding Short-term notes payable consisted of the following:

	Interest Rate	March 31, 2024	December 31, 2023
Short-term notes payable
Bank 2	7.8%	6,293	14,400
Less: Unamortized debt issuance costs		—	(4)
Total short-term notes payable		$6,293	$14,396
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
In April 2024, the Company entered into an amendment of a short-term promissory note, which as of March 31, 2024, had a maturity date of June 2024, to extend the maturity date to April 2029. The note bears a principal amount of $7,822 and a fixed interest rate of 7.75%.
As of March 31, 2024 and December 31, 2023, unamortized debt issuance costs were $0 and $4, respectively for short-term notes payable.
During the three months ended March 31, 2024 and 2023 the Company recorded $0 and $19, respectively in amortization of debt issuance costs within interest expense in the condensed consolidated statements of operations and comprehensive loss (unaudited). Total interest expense related to short-term debt was $125 and $80 for the three months ended March 31, 2024 and 2023, respectively.

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
The components of the Company’s outstanding long-term debt consisted of the following:

	Interest Rates		Amounts		Maturity Dates
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Long-term notes payable with banks for the purchase of aircrafts
Bank 1	4.0% - 7.3%	4.0% - 7.3%	$17,309	$13,589	Aug 2025 - Feb 2029	Aug 2025 - Feb 2027
Bank 2	4.0% - 7.8%	4.0% - 7.8%	21,188	13,769	Dec 2025 - Apr 2029	Dec 2025 - Jun 2028
Bank 3	3.5% Fixed - 2.3% + SOFR**	3.5% Fixed - 2.3% + SOFR**	4,422	7,705	Feb 2026 - Oct 2026	Jan 2024 - Oct 2026
Bank 4	2.9% + SOFR**	2.9% + SOFR**	2,100	4,082	Sep 2024 - Dec 2024	Sep 2024 - Dec 2024
Bank 5	5.3% - 6.0%*	5.3% - 6.0%*	3,644	3,759	Jul 2030 - Sep 2030	Jul 2030 - Sep 2030
Bank 6	7.7%	7.7%	1,802	1,843	Jan 2030	Jan 2030
Bank 7	4.0%	4.0%	994	1,061	Sep 2027	Sep 2027
Long-term notes payable with financial institutions for the purchase of aircrafts
Financial Institution 1	0.25% + Schwab Loan Rate	0.25% + Schwab Loan Rate	3,230	3,290	Dec 2027	Dec 2027
Financial Institution 2	3.6% - 7.0%	3.6% - 7.0%	8,280	8,435	Nov 2026 - May 2027	Nov 2026 - May 2027
Financial Institution 3	9.0% - 9.5%	9.0% - 9.5%	36,180	22,612	Sep 2030 - Mar 2034	Sep 2033 - Dec 2033
Credit facilities with financial institutions
Financial Institution 4	1.3% + SOFR** - 2.8% + SOFR**	1.3% + SOFR** - 2.8% + SOFR**	70,605	72,688	See disclosure below	See disclosure below
Bridge Notes	n/a	n/a	n/a	n/a	See disclosure below	See disclosure below
Other long-term debt payable
EID loan	See disclosure below	See disclosure below	122	116	See disclosure below	See disclosure below
Long-term debt from VIEs			39,694	40,491
Total Long-term notes payable			209,570	193,440
Less: Unamortized debt issuance costs and debt discount			(199)	(151)
Less: current portion			(24,852)	(26,471)
Long-term notes payable, non-current portion			$184,519	$166,818
*The payment terms dictate that the Note shall bear interest at a rate equal to the Prime Rate plus 275 basis points with an initial interest rate set at 6% based on the Prime Rate and Loan Spread at the time of the agreement. The interest rate is to be adjusted every 5 years and be based on the Prime Rate published as of the date plus the Loan Spread.
**SOFR is defined as “Secured Overnight Financing Rate”

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
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
The lender may impose a restriction that the outstanding balance of the note may not exceed a percentage of the retail value of the collateral. In the event the outstanding value of the loan exceeds the percentage threshold of the collateralized aircraft, the borrowers may be required to make a payment in order to reduce the balance of the loan. Pursuant to the loan agreements, the borrowers must maintain certain debt service ratios (such as cash flow to leverage or certain EBITDA to total borrowings) specific to each lender as long as the borrowers hold outstanding loans. There are approximately forty separate loan agreements (each loan agreement includes the initial agreement and amendments if applicable) with note payable balances outstanding included in the condensed consolidated balance sheets (unaudited) as of March 31, 2024 and December 31, 2023.
As of March 31, 2024 and December 31, 2023, unamortized debt issuance costs were $199 and $151 for long-term notes payable (excluding convertible note), respectively.
During the three months ended March 31, 2024 and 2023, the Company recorded $16 and $26, respectively, in amortization of the debt issuance costs within interest expense in the condensed consolidated statements of operations and comprehensive loss (unaudited). Total interest expense related to long-term debt (excluding convertible note and VIEs) was $2,730 and $1,574 for the three months ended March 31, 2024 and 2023, respectively.
The table below presents the Company’s contractual principal payments (not including debt issuance costs) as of March 31, 2024 under then-outstanding long-term debt agreements in each of the next five calendar years (does not include VIE loans):

Fiscal year	Amount
2024	$16,738
2025	76,310
2026	20,637
2027	13,799
2028	3,456
Thereafter	38,937
169,877
Long-term notes payable from VIE	39,694
Debt issuance costs	(199)
Total long-term notes payable	$209,372
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

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
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
In December 2023, the Company entered into the Fourth Amendment of the term loan agreement which decreased maximum available borrowings of the Credit Facility to $15,250. The Company elected to utilize the SOFR-Based Rate upon execution of the amendment and continued to pay interest based on the SOFR-Based Rate as of March 31, 2024.
As of March 31, 2024 and December 31, 2023, the aggregate outstanding balances on the term loan were $11,065 and $13,148, respectively and the Company had approximately $4,185 and $2,102 additional available borrowing capacity under the term loan, respectively. As of March 31, 2024 the term loans bear maturity dates from March 2024 to April 2027.
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
At the Company’s option, the interest rate on term loans drawn from the LOC Master Note is equal to either the Prime-Based Rate, defined as the greater of 1.25% or the prime rate minus 1.88%, or the Daily Simple SOFR-Based Rate, defined as the greater of 1.25% or the Daily Simple SOFR plus 1.25% (“Interest Rate Option”). The Company agrees to pay accrued interest monthly on the 9th day of each month, beginning with the first of such dates to occur after the date of the first Loan, at maturity of this note, and upon payment in full, whichever is earlier or more frequent. After maturity, whether by acceleration or otherwise, interest shall be payable upon demand. The Company may prepay any principal bearing interest at any Interest Rate Option in whole or in part without breakage fee, penalty or premium; provided,

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
however, that if a swap agreement with a Daily Simple SOFR-Based Rate is in effect between Lender and the Company in connection with a Loan made pursuant to this LOC Master Note, any applicable swap breakage fees, penalties, premiums and costs will apply. There is no swap agreement in place as of March 31, 2024.
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
On March 9, 2024, the Company entered into an amendment to the LOC Master Note to extend the maturity date to September 9, 2025. The Master Note continues to provide a line of credit up to $60,000. Pursuant to the amendment, the Company elected the updated interest rate option of SOFR plus 1.50%. As of March 31, 2024, the Company has an outstanding balance of $59,540.
Debt Covenants
Financial covenants contained in the debt borrowings mandate that the Company maintains certain financial metrics, including, but not limited to, debt service coverage ratios, fixed charge cover ratios, or cash flow cover ratios. If the Company is unable to maintain the financial metric, it is a breach of the debt covenant and is considered an event of default. An event of default can result in all loans and other obligations becoming immediately due and payable, including the advance of any sums necessary to cure the event of default, allowing the lenders to seize the collateralized assets, aircraft and the debt agreements being terminated. As of March 31, 2024 and December 31, 2023, the Company was not in compliance with certain financial covenants and obtained waiver request letters from the various lenders. Pursuant to the waiver letters, the lenders agreed to waive the financial covenants for the three months ended March 31, 2024 and December 31, 2023. The aggregate balances of outstanding debt obligations for which waiver letters were received was $31,861 and $42,675 as of March 31, 2024 and December 31, 2023, respectively.
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

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
Upon closing of the Merger, the outstanding principal balance of the Bridge Notes of $85,000 and accrued PIK interest of $10,503 were automatically converted into 9,550,274 shares of flyExclusive Class A Common Stock, settling the Company's repayment obligation, (See Note 4, "Merger"). Immediately prior to the conversion on the Closing Date, the Company remeasured the associated derivative liability to its fair value as of the Closing Date of $15,560.
Upon conversion, the Company removed the associated unamortized debt issuance costs of $717 and derivative liability of $15,560 from the condensed consolidated balance sheets (unaudited) as of December 31, 2023. For the three months ended March 31, 2023, the Company recognized an unrealized gain of $616 related to the change in fair value of derivative liability within other income (expense), net in the condensed consolidated statements of operations and comprehensive loss (unaudited).
As of March 31, 2024 and December 31, 2023, unamortized debt issuance costs related to the Bridge Notes was zero.
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
Issuance of Promissory Notes
In February 2024, the Company entered into a long-term promissory note in the amount of $4,200. The note bears a fixed interest rate of 7.25%, with a maturity date of five years from the note date. In March 2024, the Company entered into two long-term promissory notes in the amount of $6,964 each. Each note bears a fixed interest rate of 9.45%, with a maturity date of ten years from the note date.
17. Leases
The Company’s lease arrangements generally pertain to real estate leases and aircraft. The Company leases real estate including hangars and office space under operating leases, ranging from two to thirty years. As of March 31, 2024 and December 31, 2023, the Company operated 38 and 42 aircraft, respectively, under operating leases ranging from two to six years for charter flight services. For the Company’s aircraft leases, in addition to the fixed lease payments for the use of the aircraft, the Company is also obligated to pay into aircraft engine reserve programs and additional variable costs which are expensed as incurred and are not included in the measurement of our leases which amounted to $3,421 and $1,950 for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2023, the Company entered into sale-leaseback transactions for two aircraft during the same period and recognized an aggregate gain of $501 from the transactions. The sale-leaseback transactions qualified as a sale and the associated assets were removed from Property and equipment, net and recorded as Operating lease right-of-use assets on the Company’s condensed consolidated balance sheets (unaudited).
Vehicle leases typically have month-to-month lease terms and are classified as short-term leases.
The following table sets forth information about the Company’s operating lease costs for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Operating lease cost:	$5,599	$3,532
Short-term lease cost	324	110
Total lease costs	$5,923	$3,642

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
The following table sets forth supplemental cash flow information related to leases for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
ROU assets obtained in exchange for new operating lease liabilities	$3,571	$11,443

The following table sets forth supplemental balance sheet information related to leases as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term – operating leases	8.95 years	9.19 years
Weighted-average discount rate – operating leases	6.57%	6.06%
The Company’s future lease payments under operating leases as of March 31, 2024 are as follows:

Fiscal Year	Amount
Remainder of 2024	$15,676
2025	18,767
2026	15,890
2027	10,444
2028	4,561
Thereafter	40,741
Total undiscounted cash flows	106,079
Less: Imputed interest	(31,266)
Present value of lease liabilities	$74,813
18. Warrant Liabilities
In connection with the Merger, the Company assumed the 7,066,668 Public Warrants issued by EGA and the 4,333,333 Private Placement Warrants issued by EGA which were outstanding at December 31, 2023.
Each such Warrant is exercisable at an exercise price of $11.50 for one share of flyExclusive Class A Common Stock, subject to adjustments. The Warrants may be exercised for a whole number of shares of the Company. No fractional shares will be issued upon exercise of the Warrants. The Warrants will expire on December 27, 2028, or earlier upon redemption or liquidation.
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
Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash (except as described herein with respect to the Private Placement Warrants):
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

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.
If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement that governs the Public Warrants. The exercise price and number of the common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, consolidation, combination, reverse stock split, or reclassification.
In connection with the securities purchase agreement, on March 4, 2024, EnTrust Emerald (Cayman) LP was issued a warrant to purchase shares of the Company's Class A Common Stock (the "Penny Warrants"). The Penny Warrants grant the holder the right to purchase shares of Common Stock in an aggregate amount equal to one and one-half (1½) percent of the outstanding Class A Common Stock on a fully diluted basis (the “Share Count Cap”), calculated in accordance with the terms of the Warrant Agreement, at an exercise price of $0.01 per share. The Penny Warrant is exercisable beginning on the second anniversary of the Effective Date (as defined in the warrant agreement that governs the Penny Warrants) as to 50% of the Share Count Cap and, beginning on the third anniversary, as to 100% of the Share Count Cap, in each case, in accordance with the terms of the Penny Warrants. The Penny Warrants expire on the fifth anniversary of the Effective Date and may not be exercised for a number of shares of Class A Common Stock having an aggregate value in excess of $11,250, calculated in accordance with the terms of the Penny Warrants.
The Warrants are classified as derivative liabilities because they do not meet the criteria in ASC 815-40 to be considered indexed to the entity’s own stock as the warrants could be settled for an amount that is not equal to the difference between the fair value of a fixed number of the entity’s shares and a fixed monetary amount. The Warrants are measured at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded in the condensed consolidated statements of operations and comprehensive loss (unaudited) as a gain or loss. (see Note 5 "Fair Value Measurements" for additional information regarding fair value).
On March 4, 2024, the Company recorded a warrant liability of $3,746 based on the fair value of the Penny Warrants issued as of the Closing Date of the Series A Preferred Issuance (see Note 24 "Stockholders’ Equity / Members' Deficit and Noncontrolling Interests" for additional information regarding the Series A Preferred issuance).
On January 3, 2024 925,000 Public Warrants were exchanged for 203,500 shares of flyExclusive Class A Common Stock. On February 27, 2024, the remaining 336,124 Public Warrants subject to the Warrant Exchange Agreements were exchanged, for 73,947 shares of flyExclusive Class A Common Stock.
During the three months ended March 31, 2024, holders of Public Warrants exercised 3,283,941 warrants, on a cashless basis, in accordance with the terms of the Public Warrants, resulting in an issuance of 967,045 shares of flyExclusive Class A Common Stock. As of March 31, 2024, there were 4,333,333 Private Placement Warrants and 2,521,569 Public Warrants outstanding in addition to the Penny Warrants.
For the three months ended March 31, 2024, the Company remeasured the fair value of the Warrants and recorded a loss on the change in the fair value of $2,780. The loss was recorded to Other income (expense), on the condensed consolidated statements of operations and comprehensive loss (unaudited) for the three months ended March 31, 2024. As of March 31, 2024, and December 31, 2023, the condensed consolidated balance sheets (unaudited) and consolidated balance sheets contained warrant liabilities of $4,362 and $2,508, respectively.
19. Employee Benefits
Defined Contribution Plan
The Company established the flyExclusive 401(k) Plan (the “401k Plan”) under Section 401(k) of the Internal Revenue Code. Under the 401k Plan, employees (or “Participants”) with greater than two months of service may contribute up to the lesser of $69 or 100% of their compensation per year subject to the elective limits as defined by IRS guidelines. The Company may make discretionary matching contributions in amounts equal to a uniform percentage or dollar amount of employees’ elective deferrals each plan year. The Company is matching 50% of the first 8% of base compensation that participants contribute to the 401k Plan. Vesting in the Company’s contribution portion of their accounts is based on years of continuous service. A participant is 100% vested after 2 years of credited service.
Investment selections consist of mutual funds. The Company’s contributions to the 401k Plan amounted to $395 and $310 for the three months ended March 31, 2024 and 2023, respectively.

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
Health and Welfare Benefits
The Company provides health and welfare benefits to its employees, including health, life, dental and disability insurance, among others.
20. Stock-based Compensation
2023 Equity Incentive Plan
The aggregate number of shares of Class A Common Stock reserved for future issuance under the 2023 Equity Incentive Plan is 6,000,000 shares. The number of shares available for issuance under the 2023 Equity Incentive Plan will be proportionately adjusted for (i) any increase or decrease in the number of issued and outstanding shares resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the shares, or similar transaction affecting the shares, (ii) any other increase or decrease in the number of issued and outstanding shares effected without receipt of consideration by the Company, or (iii) any other transaction with respect to the Company’s Class A Common Stock including a corporate merger, consolidation, acquisition of property or stock, separation (including a spin-off or other distribution of stock or property), reorganization, liquidation (whether partial or complete) or any similar transaction; provided, however that conversion of any convertible securities of the Company will not be deemed to have been effected without receipt of consideration. The 2023 Equity Incentive Plan will continue in effect for a period of 10 years from the Incentive Plan Effective Date unless sooner terminated. No awards were granted under the 2023 Equity Incentive Plan during the three months ended March 31, 2024. As of March 31, 2024, 6,000,000 shares of the Company's Class A Common Stock were available for future issuance under the 2023 Equity Incentive Plan.
Employee Stock Purchase Plan
In connection with the Merger, the Board approved the flyExclusive, Inc. Employee Stock Purchase Plan (the “ESPP”), on November 10, 2023 (the "ESPP Effective Date"), at which time the ESPP became effective, subject to stockholder approval. The ESPP was subsequently approved by the stockholders on December 18, 2023. The ESPP provides eligible employees with a means of acquiring an equity interest in the Company through payroll deductions. The aggregate number of shares of Class A Common Stock reserved for future employee purchases under the ESPP is 1,500,000 shares. The ESPP will expire on October 31, 2033, unless sooner terminated by the Board, or when all available shares have been purchased. As of March 31, 2024, no shares had been purchased by employees under the ESPP.
21. Income Taxes
The Company is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss as well as any standalone income or loss flyExclusive Inc generates.
LGM was historically and remains a partnership for U.S. Federal income tax purposes with each partner being separately taxed on its share of taxable income or loss. The Company is subject to U.S. Federal income taxes, in addition to state and local income taxes, with respect to its distributive share of any net taxable income or loss and any related tax credits of LGM.
The Company’s effective tax rate was 0% for the three months ended March 31, 2024. The effective income tax rate differed significantly from the statutory rate of 21%, primarily due to the losses allocated to non-controlling interest and a full valuation allowance against our deferred tax assets where it is more likely than not the deferred tax assets will not be realized..
The Company has assessed the realizability of its net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against its deferred tax assets as of March 31, 2024, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions in which it operates. Therefore, the Company is subject to tax examination by various taxing authorities. The Company is not currently under examination, and is not aware of any issues under review that could result in significant payments, accruals or material deviation from its tax positions. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
authorities to the extent utilized in a future period. As of March 31, 2024, the tax years from 2019 to present generally remain open to examination by relevant taxing jurisdictions to which the Company is subject.
22. Related Party Transactions
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
Purchases from Related Parties
LGM Ventures, LLC (“LGMV”) is an entity owned by Thomas James Segrave, Jr. Carolina Air Center, LLC, Crystal Coast Aviation, LLC, and Kinston Jet Center, LLC are subsidiaries of LGMV and sellers of fuel. During the three months ended March 31, 2024 and 2023, the Company purchased a total of $461 and $787 in fuel from subsidiaries of LGMV, respectively. This fuel represents approximately 2% and 4% of the Company’s total fuel purchases during the three months ended March 31, 2024 and 2023, respectively.
Leases from Related Parties
Kinston Jet Center, LLC, Kinston Jet House, LLC, JS Longitude, and LGM Auto, LLC are subsidiaries of LGMV and lessors of real property and equipment (such as trucks, trailers and vans). During the three months ended March 31, 2024 and 2023, the Company incurred rent expense to subsidiaries of LGMV totaling $1,029 and $357, respectively. See Note 17 "Leases" for further details.
Due to Related Parties
Amounts due to related parties on the condensed consolidated balance sheets (unaudited) as of March 31, 2024 and December 31, 2023 were $0. Accounts payable to related parties for fuel and lease purchases from LGMV and Kinston Jet Center, LLC are recorded as increase in equity and a decrease in due to related parties at closing.
Sales to Related Parties
The Company allows owners of subsidiaries and lessor SAEs without Equity (“lessor VIEs”) to charter flights at a reduced rate. During the three months ended March 31, 2024 and 2023, the Company recorded $5,251 and $6,592 in charter flight revenue from owners of subsidiaries and lessor VIEs, respectively. During the three months ended March 31, 2024 and 2023, the Company recorded $0 and $41 in revenue from related parties not considered owners of subsidiaries or lessor VIEs, respectively.
Receivables from Related Parties
Short term accounts receivable from related parties are comprised of these customer flight activity charges that exceed the prepaid balances of the respective customer’s account and totaled $1,980 and $1,911 as of March 31, 2024 and December 31, 2023, respectively.
Related party receivables from LGMV are immaterial as of March 31, 2024 and December 31, 2023, respectively.
Notes Receivable
In the normal course of its business, the Company finances upfront third-party buyers of their SAEs and holds notes receivable from these buyers. Notes receivable was comprised of $2,367 of a related parties' purchases of 99% ownership of a consolidated subsidiary as of March 31, 2024. During the three months ended March 31, 2024, the Company applied $2,404 in notes receivable from a related party towards the Company's purchase of their 99% ownership interest.
Notes receivable was comprised of $2,433 of a related party’s purchase of 99% ownership of a consolidated subsidiary and $2,404 of another related party’s purchase of 99% ownership of a consolidated subsidiary as of December 31, 2023.
Notes Payable to Related Parties - Short Term
In December 2023, the Company issued $15,871 in principal amount of senior secured notes due in December 2024 in a private offering. The notes were issued with a stated rate of 14% and interest is payable monthly in arrears. The senior secured notes will mature one year from the issuance date, at which time the full principal amount will be due, along with

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
any accrued unpaid interest. Unamortized debt issuance cost related to the short term senior secured note was $654 as of March 31, 2024. Total interest expense related to the senior secured note was $776 and $0 for the three months ended March 31, 2024 and March 31, 2023, respectively.
On December 27, 2023, the Company entered into an additional promissory note with the EGA Sponsor with a principal amount of $3,947. The promissory note bears an annual interest rate of 8% with a maturity date of September 18, 2024. Total accrued interest related to the EGA Sponsor note was $79 and $0 as of March 31, 2024 and December 31, 2023, respectively. Total interest expense related to the EGA sponsor note was $79 and $0 for the three months ended March 31, 2024 and March 31, 2023, respectively.
The balance of the Short-term notes payable - related party on the consolidated balance sheets was $21,527 and $18,939 as of March 31, 2024 and December 31, 2023, respectively.
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
The Note covers borrowings of an aggregate principal amount of up to approximately $25,773, up to $25,000 of which is to finance the purchase or refinancing of aircraft relating to the Company’s fractional ownership program (the “Revolving Loan”). The Note matures on January 26, 2026 (the “Maturity Date”), at which time the aggregate outstanding principal amount and all accrued and unpaid interest (including accrued and unpaid fees and expenses) payable under the Note shall be due and payable. The full amount available for borrowings under the Note has been funded by the placement thereof into a cash escrow account, which will be released to the Borrower upon the satisfaction of certain conditions precedent contained in the Note. The Borrower may re-borrow repaid funds up until the Maturity Date unless it chooses to permanently reduce the borrowing availability under the Note and pays a prepayment premium equal to (i) if prior to January 26, 2025, the make-whole fee as detailed in the Note, or (ii) thereafter, the outstanding principal amount being prepaid multiplied by 3.00%.
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

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for notes of this nature.
The obligations of the Borrower under the Note are guaranteed by the Parent Guarantors and by the Personal Guarantor. As of the date that these condensed consolidated financial statements (unaudited) were available to be issued, the Company has drawn $20,000 under the Note. Total interest expense related to the Senior Secured Note was $557 and $0 for the three months ended March 31, 2024 and March 31, 2023, respectively. Total accrued interest related to the Senior Secured Note was $557 and $0 as of March 31, 2024 and December 31, 2023, respectively.
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
23. Commitments and Contingencies
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
Repurchase Contingencies
The Company has entered into sale and leaseback transactions in the ordinary course of business (see Note 6, "Variable Interest Entities"), and the Company has certain repurchase contingencies at the option of the lessors. These transactions typically require the aircraft lessor to provide the Company with formal notice of the exercise of the put option associated with the lease no later than 60 or 90 days in advance of the end of the lease term, with the aircraft repurchase to

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
occur at the end of the lease term. Each lease with an associated put option has a lease term of typically 5 to 10 years from the date the aircraft is added by the FAA to the Company’s Charter Certificate Operation Specifications, and occasionally has a lease term beginning on the effective date of the lease agreement or the date the aircraft is delivered to the Company. Additionally, the put option purchase price is typically reduced dollar for dollar by the amount of each monthly payment or flight credit over the course of the lease term, but not reduced below a certain threshold.
The following is a schedule by years of future repurchase contingencies under the leases as of the three months ended March 31, 2024:

Fiscal Year	Amount
Remainder of 2024	$5,161
2025	8,819
2026	31,566
2027	24,574
2028	5,850
$75,970
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
24. Stockholders’ Equity / Members' Deficit and Noncontrolling Interests
On December 27, 2023, in connection with the closing of the Merger, the Company entered into the Second Amended and Restated Certificate of Incorporation (the "Charter"). The total number of shares of all classes of stock the Company is authorized to issue pursuant to the Charter is 325,000,000 shares, consisting of the following:
Preferred Stock
The Company is authorized to issue 25,000,000 shares of preferred stock at a par value of $0.0001 per share. As of March 31, 2024, there were 25,000 shares of preferred stock issued and outstanding.
Issuance of Series A Preferred Temporary Equity and Warrants
On March 4, 2024, the Company entered into a securities purchase agreement with EnTrust Emerald (Cayman) LP (a related party of the Company through its affiliation with the EGA Sponsor) pursuant to which the Company agreed to issue and sell to EnTrust Emerald (Cayman) LP 25,000 shares of Series A non-convertible redeemable preferred stock ("Series A Preferred Stock"), par value $0.0001 per share, with an initial stated value of $1 (one-thousand dollars) per share.
The Series A Preferred Stock does not entitle the holder to vote on any matters submitted to the Company's stockholders for approval except as otherwise required by the General Corporation Law of the State of Delaware (the “DGCL”), other applicable law, the Company’s Certificate of Incorporation, or the Series A Certificate of Designation. In any case in which the holders shall be entitled to vote pursuant to the DGCL, other applicable law, the Company’s Certificate of Incorporation, or the Series A Certificate of Designation, each holder will be entitled to one vote with respect to such matter per share of Series A Preferred Stock.
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

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
the third Dividend Payment Date, the Company must declare and pay at least 43% of the dividends in cash, and with respect to each subsequent Dividend Payment Date, the Company must pay 100% of the dividends in cash.
We have recorded both an accretion of dividends payable of $187.5 on Series A Preferred Stock, which equates to $7.50 per share, as well as amortization of discount of $97 for the current period. These amounts are recorded as an accretion to temporary equity and a reduction in the accumulated deficit within the condensed consolidated statements of shareholders' equity (deficit) / members' equity (deficit) and temporary equity (unaudited).
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
The Series A Preferred Stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 25,000 shares of Series A Preferred Stock subject to possible redemption are presented within temporary equity on the condensed consolidated statements of shareholders' equity (deficit) / members' equity (deficit) and temporary equity (unaudited).
In connection with the securities purchase agreement, on March 4, 2024, EnTrust Emerald (Cayman) LP was issued a warrant to purchase shares of the Company's Class A Common Stock, par value $0.0001. The warrant granted the holder the right to purchase shares of Common Stock in an aggregate amount equal to one and one-half (1½) percent of the outstanding Common Stock on a fully diluted basis (the “Share Count Cap”), calculated in accordance with the terms of the warrant agreement, at an exercise price of $0.01 per share. See Note 18 "Warrant Liabilities" for additional information regarding these warrants.
Class A Common Stock
The Company is authorized to issue 200,000,000 shares of Class A Common Stock at a par value of $0.0001 per share. As of March 31, 2024, there were 17,892,021 shares of Class A Common Stock issued and outstanding.
Class B Common Stock
The Company is authorized to issue 100,000,000 shares of Class B Common Stock at a par value of $0.0001 per share. As of March 31, 2024, there were 59,930,000 shares of Class B Common Stock issued and outstanding. The holders of the Class B Common Stock hold an equal number of LGM Common Units. Beginning on the first anniversary of the Closing Date, the LGM Common Units may be redeemed for either one share of Class A Common Stock or cash, at the election of the Board. For each LGM Common Unit that is redeemed, one Class B Common Stock will be automatically cancelled.
Common Stock Voting Rights
The holders of Class A Common Stock and Class B Common Stock will vote together as a single class on all matters submitted to the stockholders for their vote or approval except as required by law or as provided in the Charter.
Common Stock Dividends
The holders of Class A Common Stock will be entitled to receive dividends, if declared by the Board, out of the assets of the Company that are available at the time and in the amounts as the Board in its discretion may determine. With respect to stock dividends, holders of Class A Common Stock must receive shares of Class A Common Stock. The holders

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
of Class B Common Stock will not have any right to receive dividends other than stock dividends consisting of shares of Class B Common Stock, in each case paid proportionally with respect to each outstanding share of Class B Common Stock.
Common Stock Liquidation
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
Treasury Stock
On December 26, 2023, the underwriter purchased 75,000 shares of EGA Class A common stock on behalf of the Company. The shares were purchased by the underwriter from a public stockholder that elected to reverse its redemption of 75,000 shares of EGA Class A common stock. The shares were purchased for a total purchase price of $818 ($10.90 per share) and the underwriter received reimbursement of $800 from EGA’s Trust Account on December 27, 2023, as well as reimbursement for the remaining $18 from the Company on January 2, 2024. Simultaneously with the closing of the Merger, the 75,000 shares of EGA Class A common stock were automatically exchanged for shares of non-redeemable flyExclusive, Inc. Class A Common Stock and 73,600 shares (out of the above-mentioned 75,000 shares) were granted to employees of the Company as compensation for services provided (the grant date for the 73,600 shares was determined to be December 27, 2023). The shares of flyExclusive Class A Common Stock were fully vested upon grant. As of December 31, 2023, all 75,000 shares were still legally considered to be owned by the underwriter. On January 2, 2024, the 75,000 shares were transferred from the underwriter to the Company, at which time the Company became the owner of record. On January 9, 2024, 73,600 shares were transferred from flyExclusive, Inc.’s ownership to the employee grantees and these 73,600 shares all had flyExclusive employees listed as the owners of record. The 1,400 shares of Class A Common Stock not issued to employees were still held by the Company and classified as treasury stock as of March 31, 2024.
Noncontrolling Interest
The Company held a controlling interest in several entities that are not wholly-owned as described above (see Note 6, "Variable Interest Entities") and net income or net loss of such entities is allocated on a straight percentage basis based on the given terms of each entity’s operating agreement (see percentage below). Net loss attributable to noncontrolling interests for the three months ended March 31, 2024 and 2023 was $5,450 and $2,537, respectively.
As of March 31, 2024, the noncontrolling interests in the Company’s consolidated entities are comprised of the following (12 entities):

Entities - Major Owner	Noncontrolling Interest	Company Ownership	Total
Entities 1-3	99%	1%	100%
Entity 4	95%	5%	100%
Entity 5	92%	8%	100%
Entity 6	77%	23%	100%
Entity 7	75%	25%	100%
Entity 8	70%	30%	100%
Entity 9	68%	32%	100%
Entity 10	67%	33%	100%
Entity 11	57%	43%	100%
Entity 12	52%	48%	100%
On March 26, 2024, the Company entered into an agreement with the noncontrolling interests of certain controlled and consolidated aircraft leasing entities to exchange ownership interests involving seven aircraft and their related entities. The purpose of the transactions was to give the Company 100% ownership of certain aircraft. These transfers are accounted for as equity transactions and no gain or loss was recognized during the three months ended March 31, 2024. These transfers are included within Acquisitions of non controlling interests on the condensed consolidated statements of shareholders' equity (deficit) / members' equity (deficit) and temporary equity (unaudited). The carrying amounts of the assets and liabilities of the consolidated aircraft leasing entities are not changed. The carrying amounts of the

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
noncontrolling interests are adjusted to reflect the change in the ownership interests of each consolidated aircraft leasing entity.
As of December 31, 2023, the noncontrolling interests in the Company’s consolidated entities were comprised of the following (11 entities):

Entities - Major Owner	Noncontrolling Interest	Company Ownership	Total
Entities 1-3	99%	1%	100%
Entity 4	95%	5%	100%
Entity 5	77%	23%	100%
Entity 6	75%	25%	100%
Entity 7	70%	30%	100%
Entity 8	68%	32%	100%
Entity 9	67%	33%	100%
Entity 10	58%	42%	100%
Entity 11	52%	48%	100%
Redeemable Noncontrolling Interest
The redeemable noncontrolling interest relates to the 59,930,000 LGM Common Units held by the Class B Common Stockholders. On the Closing Date of the merger (Refer to Note 4 "Merger"), the redeemable noncontrolling interest was established and calculated as the product of its ownership percentage in the Company on the Closing Date, and the carrying value of the LGM net liabilities immediately prior to the Closing Date. This resulted in a negative initial carrying value of $35,525 at December 31, 2023, presented within temporary equity on the condensed consolidated statements of shareholders' equity (deficit) / members' equity (deficit) and temporary equity (unaudited).
The redeemable noncontrolling interest is not redeemable until the one year anniversary date of the Closing Date, or December 27, 2024; however, as of its establishment on the Closing Date, it was probable of becoming redeemable as its potential future redemption was only dependent upon the passage of time. Therefore, the subsequent measurement of the redeemable noncontrolling interest at each reporting date is determined as the higher of (1) the initial carrying value, increased or decreased for the redeemable noncontrolling interest's share of net income or loss, or (2) the redemption value. In determining the measurement method of redemption value, the Company elected to accrete changes in the redemption value over the period from the date of issuance (the Closing Date) to the earliest redemption date (December 27, 2024) of the instrument using the interest method. Changes in the redemption value are considered to be changes in accounting estimates
As of March 31, 2024 and December 31, 2023, the Company held a 23.0% and 22.0% common interest in LGM Units, respectively. The company is considered the primary beneficiary of the OP due Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 23.0% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership.
The net loss attributable to the redeemable noncontrolling interest for the three months ended March 31, 2024 and 2023 was $21,699 and zero, respectively.
Changes in the carrying value of the redeemable noncontrolling interest for the period from the three months through March 31, 2024 were as follows:

Balance as of December 31, 2023	$(35,525)
Net income attributable to redeemable noncontrolling interest	(21,699)
Change in redemption value of redeemable noncontrolling interest	192,364
Balance as of March 31, 2024	$135,140

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
25. Subsequent Events
Events Related to the Amended Underwriting Agreement
On May 10, 2024, the Company filed an amended Form S-1 for (a) the issuance of up to an aggregate of 2,521,569 shares of Class A Common Stock issuable upon the exercise of our Public Warrants and b) resale from time to time of (i) up to an aggregate of 15,545,274 outstanding shares of Class A Common Stock, (ii) 4,333,333 Private Placement Warrants, (iii) up to an aggregate of 4,333,333 shares of Class A Common Stock issuable upon the exercise of the Private Placement Warrants, and (iv) up to an aggregate of 59,930,000 shares of Class A Common Stock issuable upon the redemption of LGM Common Units.
Activity Related to Warrant Cashless Exercises
In April 2024, holders of Public Warrants surrendered 1,700 warrants, on a cashless basis, in accordance with the terms of the Public Warrants, and the Company issued 7,565 shares of flyExclusive Class A Common Stock.
Issuance of Promissory Note
In May 2024, the Company entered into a long-term promissory note in the amount of $12,600. The note bears a fixed interest rate of 8.81% with a maturity date of May 2029.
Refinancing of Short-term notes payable
In April 2024, the Company entered into an amendment of a short-term promissory note, which as of March 31, 2024, had a maturity date of June 2024, to extend the maturity date to April 2029. The note bears a principal amount of $7,822 and a fixed interest rate of 7.75%.
Senior Secured Note Draws
In April and June of 2024, the Company has drawn an additional $4,818 and $825, respectively, under the Note.
Issuance of Preferred Stock and Warrants
On August 8, 2024 the Company entered into a Securities Purchase Agreement (the “Agreement”) with EnTrust Emerald (Cayman) LP, a Cayman Islands limited partnership (“EnTrust”), and the EGA Sponsor (collectively with EnTrust, the “Purchasers”) (related parties of the Company through its affiliation with the EGA Sponsor), pursuant to which the Company agreed to issue and sell to the Purchasers an aggregate of 25,510 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), and warrants (each, a “Warrant” and collectively, the “Warrants”) to purchase, in the aggregate, up to 5,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”). The Company issued 20,408 shares of Series B Preferred Stock and a Warrant to purchase up to 4,000,000 shares of Common Stock to EnTrust on the Initial Closing Date and received gross proceeds of approximately $20.4 million. Pursuant to and subject to the terms and conditions of the Agreement, the Company expects to (i) issue the remaining 5,102 shares of Series B Preferred Stock and a Warrant to purchase up to 1,000,000 shares of Common Stock to EG Sponsor on a subsequent closing date, which shall be no later than August 15, 2024 (the “Subsequent Closing Date”) and (ii) receive additional gross proceeds of approximately $5.1 million on the Subsequent Closing Date.
Except as otherwise required by the General Corporation Law of the State of Delaware (the “DGCL”), other applicable law, the Company’s Certificate of Incorporation, or the Series B Certificate of Designation, holders of Series B Preferred Stock are not entitled to any vote on matters submitted to the Company’s stockholders for approval. In any case in which the holders of Series B Preferred Stock shall be entitled to vote pursuant to the DGCL, other applicable law, the Company’s Certificate of Incorporation, or the Series B Certificate of Designation, each holder will be entitled to one vote with respect to such matter per share of Series B Preferred Stock.
Each share of Series B Preferred Stock shall accrue dividends on a daily basis in arrears beginning on the Initial Issue Date at the applicable dividend rate then in effect (the “Dividend Rate”). From and after the Initial Issue Date, the Dividend Rate for Series B Preferred Stock shall be 12.00% per annum. From and after February 1, 2025 until July 31, 2025, the Dividend Rate for Series B Preferred Stock shall be 16.00% per annum. From and after August 1, 2025, the Dividend Rate for Series B Preferred Stock shall be 20.00% per annum.
Dividends will be due and payable quarterly in arrears on the first Trading Day of each fiscal quarter of the Issuer (the “Dividend Payment Date”) by either (A) cash payment or (B) to the extent not declared and paid in cash on the Dividend Payment Date, automatically compounded; provided that, the Company may not declare and pay in cash any dividends prior to the first quarter of the Fiscal Year 2025 Dividend Payment Date. On the Dividend Payment Date with

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
respect to the first fiscal quarter of the Fiscal Year 2025, the Company must declare and pay 50% of the dividends with respect to the period commencing February 1, 2025 and ending March 31, 2025 in cash. On the Dividend Payment Date with respect to the second fiscal quarter of the Fiscal Year 2025, the Company must declare and pay 50% of the dividends with respect to the full Dividend Period (as defined in the Series B Certificate of Designation) with respect to such quarter in cash. On the Dividend Payment Date with respect to the third fiscal quarter of the Fiscal Year 2025, the Company must declare and pay 50% of the dividends with respect to the period commencing July 1, 2025 and ending July 31, 2025 in cash, and the Company must declare and pay 100% of the dividends with respect to the period commencing August 1, 2025 and ending September 30, 2025 in cash. Thereafter, on each subsequent Dividend Payment Date, the Company must declare and pay 100% of the dividends in cash.
With respect to (a) payment of dividends, (b) distribution of assets and (c) all other liquidation, winding up, dissolution, dividend and redemption rights, Series B Preferred Stock shall rank senior in priority of payment to all Junior Stock (as defined in the Series B Certificate of Designation) in any liquidation, dissolution, winding up or distribution of the Company, on a parity with the Parity Stock (as defined in the Series B Certificate of Designation), and junior to any existing or future secured or unsecured debt and other liabilities (including trade payables) of the Company and any Senior Stock (as defined in the Series B Certificate of Designation).
From and after August 8, 2025 until the Automatic Conversion Date, each holder of Series B Preferred Stock may elect to require the Company to redeem all of its outstanding shares of Series B Preferred Stock, or any portion thereof, for cash at a redemption price per share as detailed in the Series B Certificate of Designation. The Series B Certificate of Designation also describes events triggering mandatory redemption of Series B Preferred Stock, including a Bankruptcy Event or a Change of Control Event, each as defined in the Series B Certificate of Designation.
Each share of Series B Preferred Stock will automatically convert into a number of shares of the Company’s Common Stock on the earlier of December 31, 2025 and the closing of the Subsequent Capital Raise (as defined in the Series B Certificate of Designation) (the “Automatic Conversion Date”) at an initial conversion price of $5.00 (“Conversion Price”), subject to adjustment as provided in the Series B Certificate of Designation (including adjustments due to anti-dilution provisions). In the event that the VWAP on the Trading Day (each as defined in the Series B Certificate of Designation) immediately preceding the Automatic Conversion Date is less than the Conversion Price, the Conversion Rate (as defined in the Series B Certificate of Designation) with respect to each share of Series B Preferred Stock will be increased by the requisite number of shares of Common Stock such that the value of the shares of Common Stock issuable in respect of the initial stated value of each share of Series B Preferred Stock equals $1,000.00 (subject to adjustment). No fractional shares will be issued upon conversion; rather any fractional share will be rounded down to the nearest whole share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included elsewhere in this Report. Management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify these forward-looking statements. These forward-looking statements are subject to risks and uncertainties including those under "Cautionary Note Regarding Forward-Looking Statements" elsewhere in this Report and “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the filing date of this Report.
Overview of Our Business
flyExclusive is a premier owner and operator of curated private aviation experiences dedicated to surpassing passenger expectations for quality, convenience, and safety. Our mission is to be the world’s most vertically integrated private aviation company through capital-efficient program growth, an industry-leading pricing model, optimal dispatch availability, in-house training, and a controlled premium customer experience on modernized aircraft. As of March 31, 2024, we had 100 aircraft in our owned and leased fleet that includes light, midsize, super-midsize, and large jets. As one of the nation’s largest Citation operators, flyExclusive has curated a versatile fleet of Citation CJ3 / CJ3+, Citation Excel / XLS / XLS+, Citation Encore+, Citation Sovereign, Citation X, and Challenger 350 aircraft. The introduction of Gulfstream aircraft into flyExclusive’s fleet in 2020, opened up the opportunity for flyExclusive to expand its footprint internationally. We have a long track record of success and growth across a full range of industry services. Our core competitive advantage is the purpose-built, in-house control of decisions and processes needed to operate a successful private aviation company through a range of market environments.
We have a diversified and evolving business model generating charter revenue through our jet club membership program, our guaranteed revenue program (“GRP”), our fractional program, and our maintenance, repair, and overhaul (“MRO”) program. Our chief operating decision maker, who is our chief executive officer, reviews our financial information presented on a consolidated basis, and accordingly, we operate under one reportable segment, which is charter aviation services.
Jet club revenue is generated from flight operations as well as membership fees. Jet club members are guaranteed access to our fleet of light, midsize and super-midsize aircraft. New members pay a minimum deposit of $100 thousand up to a maximum of $500 thousand depending on their level of membership. Membership levels determine the daily rate a member is charged for future flights. Membership and incidental fees are also applied against a member’s account. The initial and all subsequent deposits to replenish the member’s account are non-refundable.
GRP revenue is derived from contracts with wholesale customers whereby the customer commits to utilize a specified minimum number of hours per quarter in exchange for guaranteed access to aircraft. Each aircraft requires a deposit that is recorded on the balance sheet. Revenue is billed weekly and guaranteed based on contract rates for light, midsize, and super-midsize aircraft. Contract terms allow us to bill for ancillary services based on the circumstances of a flight. Rates are assessed each quarter to account for changes in fuel cost. We did not derive any revenue from GRP during the second half of the year ended December 31, 2023 or three months ended March 31, 2024 and we do not anticipate future revenue from GRP. See discussion of the termination of the GRP Agreement in the following section.
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
Our MRO program services include 24/7 maintenance, interior, and exterior refurbishment services to third parties in addition to maintaining our own fleet. MRO revenue is recognized over time based on the cost of parts and supplies inventory consumed and labor hours worked for each service provided. Any billing for MRO services that exceeds revenue earned to date is included in deferred revenue on the condensed consolidated balance sheets (unaudited).
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
Wheels Up (“WUP”) Termination
On June 30, 2023, we served WUP a Notice of Termination of the parties’ Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021 (the “GRP Agreement”). As a result of the termination, we do not believe that the GRP program will generate revenue following the date of the GRP Agreement’s termination, which had a material impact on the financial statements for the year ending December 31, 2023. For some time prior to the termination of the GRP Agreement we were planning, for the strategic reasons of avoiding excessive reliance on a single customer and shifting towards focusing on wholesale and contractual retail customers, to scale down business with WUP, and we had already reflected scaled down revenue accordingly in our publicly disclosed projections, with GRP revenue expected to total only 1.5% of total forecasted revenue for fiscal year 2024. However, the termination of the GRP Agreement will have a material impact on the financial statements beyond 2023 until we are able to successfully effectuate this planned strategic shift and replace the revenue lost from the termination of the GRP Agreement. Additionally, as of June 27, 2023, WUP accounted for $15.7 million in receivables, which was a significant majority of total receivables at that time. When the agreement with WUP was terminated on June 30, 2023, the receivable balances were eliminated, as allowable under relevant accounting standards, by being applied against existing deposits held under the GRP Agreement. The GRP Agreement provided for an orderly draw down period of the designated aircraft at a maximum of two aircraft per month. The Company submitted a bill for monies due under the GRP Agreement during the draw down period through July 31, 2024. Billed but unrecorded amounts through March 31, 2024 totaled $59.0 million.
See the section entitled “Risk Factors — Risks Relating to LGM - On June 30, 2023, we terminated our agreement with Wheels Up that accounted for a significant portion of our total revenues the past two years. Such termination could have an adverse effect on our business, results of operations and financial condition if we fail to materially replace the revenue derived from Wheels Up moving forward as expected” in our Annual Report on Form 10-K for the year ended December 31, 2023 and Note 23 "Commitments and Contingencies" of the notes to the condensed consolidated financial statements included elsewhere in this Report, for more information on the WUP termination.
Fleet Modernization
During the fourth quarter of 2023, we began the process of modernizing our fleet. Our plan is to sell a portion of our fleet that is older and replace those aircraft with newer models, which will grant our customers access to newer aircraft. In connection with this effort, within the first quarter of 2024, we recorded a portion of the Gulfstream fleet as being held for sale. We expect the fleet modernization to take place over the next two years and do not anticipate a material decline to revenue as we will replace sold models with the newer aircraft.
Business Impact of COVID-19
In March 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. During the first half of 2020, in order to minimize the adverse impact of the COVID-19 pandemic on our operating costs and cash flows we took a number of temporary actions, including offering voluntary furloughs to our employees, implementing a mandatory reduction in all work schedules and delaying certain planned initiatives and internal investments. Since that time, we have reduced or eliminated the majority of these temporary actions. However, as a result of the increased rate of COVID-19 spread during a portion of the fourth quarter of 2021 and into the first quarter of 2022, flight volumes were negatively impacted, primarily due to a combination of customer cancellations, access to third-party supply and reduced crew availability resulting from COVID-19 exposure. These negative impacts could occur again at any time. Moving forward, however, we believe that COVID-19 pandemic has led to a shift in consumer prioritization of wellness and safety, with private aviation viewed increasingly by those in the addressable market as a health-conscious decision rather than a discretionary luxury. We believe this will translate into an increase in flight demand over time.
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
As of March 31, 2024, we had applied for $9.5 million and received $9.0 million of ERC. Our legal counsel has issued a legal opinion that we, more likely than not, qualified for the ERC. However, it remains uncertain whether we meet the qualifications required to receive the ERC. Therefore, the balance was included in accrued expenses and other current liabilities in the consolidated balance sheets should we be required to potentially repay the ERC.
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
Adjusted EBITDA
We calculate Adjusted EBITDA as net income (loss) adjusted for (i) interest income (expense), (ii) income tax expense, (iii) depreciation and amortization, (iv) equity-based compensation, (v) public company readiness expenses, (vi) non-cash loss on assets held for sale, which represents the impairment charges recognized on assets designated for sale prior to their disposal, (vii) gain on forgiveness of CARES Act Loan, (viii) change in fair value of derivative liability, (ix) change in fair value of warrant liabilities, and (x) gain on extinguishment of debt (related to the derivative liability).
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

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable GAAP measure (in thousands):

	Three Months Ended March 31,
	2024	2023
Net loss	$(32,990)	$(11,706)
Add (deduct):
Interest income	(1,278)	(1,094)
Interest expense	4,655	4,615
Income tax benefit	—	—
Depreciation and amortization	6,491	6,415
Equity-based Compensation	—	—
Public company readiness expenses(1)	—	2,379
Non-cash loss on assets held for sale	902	—
Gain on forgiveness of CARES Act Loan	—	—
Change in fair value of derivative liability	—	(616)
Change in fair value of warrant liabilities	2,780	—
Adjusted EBITDA	$(19,440)	$(7)
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
The following table summarizes our key operating metrics:

	March 31,
	2024	2023
Ending aircraft on certificate	100	93

	Three Months Ended March 31,
	2024	2023
Members contributing to revenues*	791	608
Active members*	515	438
Average aircraft on certificate	101	92
Aircraft contributing to revenues	86	90
Total flight hours**	16,284	13,929
Total hours per aircraft***	161.9	151.7
Members per aircraft*	9.2	6.8
*Members contributing to revenues are defined as the number of contractual retail members - club, fractional, and partnership members - that contributed to revenues during the reporting period. GRP customers do not represent contractual retail, and thus are not considered “members”.
**LGM’s historical flight hours for the three months ended March 31, 2024 and March 31, 2023, without flight hours derived from GRP were as follows: 16,284 hours for the three months ended March 31, 2024 and 9,589 hours for the three months ended March 31, 2023.
***LGM’s historical hours per aircraft for the three months ended March 31, 2024 and March 31, 2023, without flight hours derived from GRP were as follows: 161.9 hours per aircraft for the three months ended March 31, 2024 and 104.4 hours per aircraft for the three months ended March 31, 2023.

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
Members per aircraft
We define members per aircraft as members contributing to revenues divided by aircraft contributing to revenues. We use members per aircraft to control the customer experience through the management of our customer to aircraft ratio. In the first quarter of 2024, 99.0% of our customers were fulfilled on our fleet without the potential high-cost of reliance of third parties to meet demand. An optimal customer to aircraft ratio allows us to gain a competitive advantage by having sufficient aircraft available to meet member demand and be flexible to backfill unused aircraft for wholesale use.
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
Loss (gain) on aircraft held for sale
Consists of aircraft sales in excess (gain) or below (loss) their net book value, in addition to the recognized (loss) on aircraft classified as held for sale where the fair value less costs to sell are below (loss) their net book value.
Other income (expense)
Interest income
Interest income consists of interest earned on municipal bond funds and treasury bills.
Interest expense
Interest expense primarily consists of interest paid or payable and the amortization of debt discounts and deferred financing costs on our loans.

Gain on lease termination
Consists of gains (losses) that arise from the difference between the carrying amount of right-of-use assets and lease liability recorded on the condensed consolidated balance sheets (unaudited).
Change in fair value of derivative liability
Change in fair value of derivative liability reflects the non-cash change in the fair value of our embedded derivatives attributed to our convertible notes.
Change in fair value of warrant liabilities
Change in fair value of warrant liabilities reflects the non-cash change in fair value of our warrant liabilities attributed to our warrants.
Other income (expense)
Other income (expense) consists of dividend income, realized gain/loss on sales of investment securities, and state tax payments.

Results of Operations
Results of Our Operations for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
The following table sets forth our results of operations for the three months ended March 31, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2024	2023	$	%
Revenue	$79,972	$77,032	$2,940	3.8%
Costs and expenses
Cost of revenue	74,234	65,190	9,044	13.9%
Selling, general and administrative	25,183	15,931	9,252	58.1%
Depreciation and amortization	6,491	6,415	76	1.2%
Loss (gain) on aircraft held for sale	1,489	(2,103)	3,592	170.8%
Total costs and expenses	107,397	85,433	21,964	25.7%
Loss from operations	(27,425)	(8,401)	(19,024)	N/M(1)
Other income (expense)
Interest income	1,278	1,094	184	16.8%
Interest expense	(4,655)	(4,615)	(40)	(0.9%)
Gain on lease termination	132	29	103	N/M
Change in fair value of derivative liability	—	616	(616)	(100.0%)
Change in fair value of warrant liabilities	(2,780)	—	(2,780)	N/M(1)
Other income (expense)	460	(429)	889	N/M(1)
Total other expense, net	(5,565)	(3,305)	(2,260)	(68.4)%
Loss before income taxes	(32,990)	(11,706)	(21,284)	N/M(1)
Income tax benefit	—	—	—	N/M(1)
Net loss	(32,990)	(11,706)	(21,284)	N/M(1)
Less: Net loss attributable to redeemable noncontrolling interests	(21,699)	—	(21,699)	N/M(1)
Less: Net loss attributable to noncontrolling interests	(5,450)	(2,537)	(2,913)	(114.8%)
Net loss attributable to flyExclusive, Inc.	$(5,841)	$(9,169)	$3,328	36.3%
(1) "N/M" is defined as ratio not meaningful.
Revenue

	Three Months Ended March 31,		Change
	2024	2023	Amount		%
Jet club and charter	$74,424	$50,521	$23,903	$—	47%
Guaranteed revenue program	—	24,960	(24,960)	0	(100)%
Fractional ownership	4,058	847	3,211	0	379%
Maintenance, repair, and overhaul	1,490	704	786	0	112%
Total revenue	$79,972	$77,032	$2,940	$—	4%
Jet club and charter revenue increased by $23.9 million, or 47%, to $74.4 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. 149.9% of the increase in jet club and charter revenue was attributable to an increase in flight hours, partially offset by a decrease of 49.9% attributable to a decrease in effective hourly rates during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

GRP revenue decreased by $25.0 million, or 100%, to $0 for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease was due to the termination of the WUP agreement that occurred on June 30, 2023, resulting in no GRP revenue during the first quarter of 2024.
Fractional ownership revenue increased by $3.2 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 due to fractional membership growth.
Maintenance, repair, and overhaul revenue increased by $0.8 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 due to an increase in in external services for outside customers.
We expect our revenue to increase over time as a result of adding aircraft to our fleet and forecasted membership growth.
Costs and expense
Cost of revenue
Cost of revenue increased by $9.0 million, or 14%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to:
-An increase of $1.5 million for salaries & wage related expense;
-An increase of $1.9 million for aircraft lease expense;
-An increase of $1.9 million for aircraft repair & maintenance;
-An increase of $1.7 million for affiliate lift expense;
-An increase of $1.5 million in overhaul program expense; and
-An increase of $0.4 million for ground expenses.
The remaining fluctuations were not individually significant.
Selling, general and administrative
Selling, general and administrative expenses increased by $9.3 million, or 58%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in selling, general and administrative expenses was primarily attributable to:
-An increase of $1.4 million in professional fees, advertising, and marketing costs;
-An increase of $4.1 million in personnel-related expenses
-An increase of $1.7 million in bad debt expense;
-An increase of $1.0 million in insurance expense
-An increase of $0.2 million in software costs;
-An increase of $0.2 million in rent expense; and
The remaining fluctuations were not individually significant.
Depreciation and amortization
Depreciation and amortization expenses increased by $76 or 1.2%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to an increase in depreciation expense resulting from an increase in owned aircraft.
Loss (gain) on aircraft held for sale
Loss (gain) on aircraft held for sale changed by $3.6 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 as a result of a portion of the fleet being classified as held for sale at the current period-end without similar activity for the three months ended March 31, 2023, and as a result of the favorable environment for selling aircraft for the three months ended March 31, 2023 as compared to the three months ended March 31, 2024.

Other income (expense)
Interest income
Interest income increased by $0.2 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily as a result of an increase in interest income on treasury bills.
Change in fair value of derivative liability
Change in fair value of derivative liability changed by $0.6 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to the identification and measurement of an embedded derivative related to our convertible notes in 2023. There was no comparable activity in 2024 due to the conversion of the note in the prior year.
Change in fair value of warrant liabilities
Change in fair value of warrant liabilities changed by $2.8 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to warrants recorded during the fourth quarter of 2023 as a result of the Merger as well as additional warrants issued in the first quarter of 2024. There was no comparable activity in the first quarter of 2023.
Other income (expense)
Other income (expense) changed by $0.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily as a result of a $0.6 million aircraft deposit writeoff that did not recur during the current period, a $0.3 million decrease in state taxes, and a $0.1 million decrease on realized losses related to marketable securities.
The remaining fluctuations were not individually significant.
Liquidity and Capital Resources
Sources and Uses of Liquidity
Our principal sources of liquidity have historically consisted of financing activities, including proceeds from equity sales to the Company's founder and notes payable, and operating activities, primarily from the increase in deferred revenue associated with prepaid flights. As of March 31, 2024 we had $5.3 million of cash and cash equivalents, $71.4 million in short-term investments in securities and $4.2 million available borrowing capacity under the 2018 term loan. As of March 31, 2024, we had $0.5 million of available borrowing capacity under the 2023 revolving line of credit. Our cash equivalents primarily consist of liquid money market funds, and our investments primarily consist of fixed-income securities including corporate bonds, government bonds, municipal issues, and U.S. treasury bills.
We have consistently maintained a working capital deficit, in which our current liabilities exceed our current assets. We believe the working capital deficit is common within the private aviation industry and is primarily, but not wholly, due to the nature of our deferred revenue, primarily related to prepaid flights, which are performance obligations generally for future flights. Our primary needs for liquidity are to fund working capital, debt service requirements, lease and purchase obligations, capital expenditures, and for general corporate purposes. Our cash needs vary from period to period, primarily based on the timing of aircraft purchases and the costs of aircraft engine overhauls, repairs, and maintenance.
We believe factors that could affect our liquidity include our rate of revenue growth, changes in demand for our services, competitive pricing pressures, other growth initiatives, our ability to keep increases in operating expenses in line with growth in revenues, and overall economic conditions. In addition, because of the current disparity between the $11.50 per share exercise price of our outstanding Public Warrants and Private Placement Warrants and the current trading price of the Class A Common Stock, which closed on July 30, 2024, at $4.20 per share, we are unlikely to receive significant proceeds from the exercise of those Warrants in the near term. To the extent that our current liquidity is insufficient to fund future activities, we would need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through debt financing arrangements. If we raise additional funds by issuing equity securities, the ownership of existing shareholders will be diluted. The incurrence of additional debt financing might be restricted or prohibited by the terms of our current or future debt obligations and would result in debt service obligations, and any such debt could include operating and financing covenants that could restrict our operations. In the event that additional funds are required from outside sources, we might not be able to raise funds on terms acceptable to us or at all. If we are unable to source external financing, we could be forced to delay, reduce, suspend or cease our working capital requirements, capital expenditures and business development efforts, which would have a negative impact on our business, prospects, operating results and financial condition.
We believe that our existing cash on hand, cash generated from operations and available borrowings under our debt arrangements will enable us to secure refinancing as needed to meet our obligations as they become due within the next 12 months. If we are not able to refinance, our liquidity and business would be materially adversely impacted.
Cash Requirements
Our material cash requirements include the following contractual and other obligations:
Debt
See Note 16 "Debt" to our financial statements included elsewhere in this Report for further information on the debt arrangements discussed below.
Short Term Notes Payable
We have entered into multiple short-term loan agreements with various lenders for the purpose of financing the purchase of aircraft. The loan agreements have varying interest rates, maturity dates and-lender imposed restrictions.
Credit Facility
In August 2018, we entered into a term loan agreement with a maximum borrowing capacity of $12.3 million. We have since entered into amended term loan agreements, which have raised the maximum borrowing capacity to $15.3 million as of March 31, 2024.
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
We drew an initial $44.5 million principal amount in March 2023, with the selected interest option of SOFR plus 1.25%. In April, September and October 2023, we drew additional $3.3 million, $8.7 million and $3.0 million principal amounts, respectively, under the Master Note with the selected interest option of SOFR plus 1.25%.
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
Long-Term Loan Agreement
In connection with the acquisition of a new aircraft in March 2024, we entered into a long-term promissory note agreement with a principal amount of $13.9 million. The note bears a fixed interest rate of 9.45% and has a maturity date ten years from the note agreement date.
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
See Note 17, "Leases" to our financial statements included elsewhere in this Report for further detail of our lease arrangements.
Short-Term Expenditures
We currently anticipate that cash required for expenditures for the next 12 months is approximately $124.4 million, which includes accounts payable of $32.1 million, accrued expenses and other current liabilities of $23.3 million, short-term notes payable of $27.8 million, short-term debt contractual principal payments due of $24.9 million and non-cancellable lease payments of $16.3 million. We plan to refinance contractual principal payments that comprise the short-term debt liability as they become due. As stated above, we have maintained a positive relationship with our debtholders and have not historically had any difficulty refinancing our debt obligations. Based on our historical experience and the fact that we have not suffered any decline in creditworthiness, we expect that our cash on hand and cash earnings will enable us to secure the necessary refinancing. The accounts payable, accrued expenses, and lease liabilities will be settled using a combination of cash generated by operations, sale of investments and incremental borrowing activity, if necessary.

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Item 1A, "Risk Factors — Risks Related to Our Business and Industry." as described in our Annual Report on Form 10-K for the year ended December 31, 2023.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(25,965)	$(2,763)
Investing activities	(30,067)	(6,738)
Financing activities	49,755	8,805
Net decrease in cash and cash equivalents	$(6,277)	$(696)
Net cash flows from operating activities
Net cash used in operating activities for the three months ended March 31, 2024 was $26.0 million, resulting from our net loss of $33.0 million, $6.5 million of depreciation and amortization, a $0.3 million change in amortization of contract costs, a $0.3 million change in non-cash interest expense, a $5.6 million change in non-cash rent expense, $1.5 million loss on aircraft held for sale, a $1.8 million increase in the provision for credit losses, a $0.9 million change in fair value of a Private Placement Warrant liability, a $4.2 million change in the fair value of the Public Warrant liability, and a $10.8 million decrease from net changes in operating assets and liabilities, partially offset by a $0.8 million change in non-cash interest income and a $2.3 million change in the fair value of Penny Warrant liability. The $10.8 million decrease from operating assets and liabilities is primarily due to a $0.7 million decrease from other receivables, $0.2 million decrease from Parts and supplies inventory inventory, a $2.1 million decrease from prepaid expenses and other current assets, a $5.7 million decrease from operating lease liabilities, a $5.7 million decrease from current liabilities, and $0.7 million decrease from deferred revenue, partially offset by a $1.9 million increase from accounts payable, and a $2.2 million increase from other non-current liabilities.
Net cash used in operating activities for the three months ended March 31, 2023 was $2.8 million resulting from our net loss of $11.7 million, $6.4 million of depreciation and amortization, a $2.5 million change in non-cash interest expense, a $3.5 million change in non-cash lease expense, and a $0.1 million decrease from net changes in operating assets and liabilities, partially offset by a $2.1 million gain on the sale of aircraft held for sale. The $0.1 million decrease from operating assets and liabilities is primarily due to a $1.8 million decrease from related party accounts receivable, $1.6 million decrease from Parts and supplies inventory, a $3.1 million decrease from operating lease liabilities, and a $4.7 million decrease from accounts payable offset by a $2.2 million increase from accounts receivable, $1.1 million increase from other receivables, a $3.4 increase from deferred revenue, and a $1.6 million increase from other non-current liabilities.
Net cash flows from investing activities
Net cash used in investing activities for the three months ended March 31, 2024 was $30.1 million, primarily due to purchases of property and equipment of $38.5 million, purchases of engine overhauls of $2.7 million, purchases of investments of $29.0 million and capitalized development costs of $0.2 million. Partially offsetting the increase in net cash used in investing activities were proceeds from the sale of investments of $29.3 million and the paydown of notes receivable of $11 million.
Net cash used in investing activities for the three months ended March 31, 2023 was $6.7 million primarily due to purchases of property and equipment of $20.7 million, purchases of investments of $26.3 million, and purchases of engine overhauls of $3.1 million. Partially offsetting the increase in net cash used in investing activities were proceeds from sales of property and equipment of $16.8 million and proceeds from sales of investments of $26.7 million.
Net cash flows from financing activities
Net cash provided by financing activities for the three months ended March 31, 2024 was $49.8 million, resulting primarily from proceeds from debt of $39.1 million to fund purchases of property and equipment, investments, and engine overhauls and proceeds from the issuance of preferred equity of $24.2 million. Partially offsetting the increase in net cash provided by financing activities were net cash distributions of $2.4 million and payments of deferred financing costs of $1.0 million.
Net cash provided by financing activities for the three months ended March 31, 2023 was $8.8 million primarily resulting from proceeds from debt of $44.4 million, net cash contributions of $7.7 million, partially offset by repayments of debt of $18.4 million, and net cash distributions of $24.6 million.
Contractual Obligations, Commitments and Contingencies
Our principal commitments consist of contractual cash obligations under our borrowings with banks, and operating leases for certain controlled aircraft, corporate headquarters, and operational facilities, including aircraft hangars. Our obligations under our borrowing arrangements are described in Note 16, “Debt,” and for further information on our leases, see Note 17, “Leases,” of the accompanying consolidated financial statements included elsewhere in this Report.
From time to time, we are involved in various litigation matters arising in the ordinary course of business. We believe that we have meritorious arguments in our current litigation matters and that any outcome, either individually or in the aggregate, will not be material to our financial position or results of operations.
Critical Accounting Policies and Estimates
There have been no significant changes to the Company's critical accounting policies during the three months ended March 31, 2024 as compared with those disclosed within Part II, Item 7 — “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2023, aside from those included below:
Public Warrants, Private Warrants and Penny Warrants
As of March 31, 2024 the Company has the following warrants issued, (i) the Public Warrants initially included in the EGA units issued in EGA's initial public offering, (ii) the warrants of EGA held by EG Sponsor LLC (the “EGA Sponsor”) that were issued to the EGA Sponsor at the closing of EGA's initial public offering (the "Private Placement Warrants,"), and (iii) warrants issued on March 4, 2024 in connection with the Series A Preferred Stock offering (the "Penny Warrants" and together with the Public Warrants and Private Placement Warrants, the "Warrants").
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
The Company recorded the Warrants as liabilities on the condensed consolidated balance sheets (unaudited) at fair value, with subsequent changes in the fair value recognized in the condensed consolidated statements of operations and comprehensive loss (unaudited) at each reporting date.
Temporary Equity
We account for our common and preferred stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common and preferred stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common and preferred stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Series A Preferred Stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 25,000 shares of Series A Preferred Stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets at March 31, 2024.
Aircraft Sales and Aircraft Held for sale
The Company occasionally sells aircraft held for use from its fleet. The (gain) or loss from each transaction is recognized upon completion of the sale as a loss (gain) on aircraft held for sale on the condensed consolidated statements of operations and comprehensive loss (unaudited).
Loss (gain) on aircraft held for sale consists of the (gain) or loss on aircraft previously held for use as property and equipment and subsequently elected to actively market for sale. When a decision is made to actively market for sale, depreciation is discontinued, and aircraft held for sale is recorded at the lower of carrying value and fair value less costs to sell. We presented aircraft assets held for sale at the lower of their current carrying value or their fair market value less costs to sell. The fair values are based upon observable and unobservable inputs, including market trends and conditions. The assumptions used to determine the fair value of the assets held for sale are subject to inherent uncertainty and could produce a wide range of outcomes which the Company will continue to monitor in future periods as new information becomes available. Prior to the ultimate sale of the assets, subsequent changes in the estimate of the fair value of the assets held for sale will be recorded as a (gain) or loss with a corresponding adjustment to the assets’ carrying value. Impairment is included within Loss (gain) on aircraft held for sale within the loss from operations on the Company’s condensed consolidated statements of operations and comprehensive loss (unaudited).
Recently Issued/Adopted Accounting Standards
Refer to the sections titled "Recently Adopted Accounting Pronouncements" and “Recently Issued Accounting Standards Not Yet Adopted” in Note 2 "Summary of Significant Accounting Policies" of the notes to condensed consolidated financial statements (unaudited) included in this Report.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the ordinary course of operating our business, we are exposed to market risks. Market risk represents the risk of loss that may impact our financial position or results of operations due to adverse changes in financial market prices and rates. Our principal market risks are related to interest rates and aircraft fuel costs. There have not been any material changes to the market risks described in Part II, Item 7A — “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on their evaluation, we concluded that, at the end of the period covered by this Report, our disclosure of controls and procedures were not effective due to material weaknesses in the Company’s internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2023.
Changes in Internal Control Over Financial Reporting
Except for the continuing remediation efforts previously reported in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Please see Note 23, "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this Report for a description of legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As previously reported, on March 4, 2024 the Company entered into a Securities Purchase Agreement (the “Stock Purchase Agreement”) with EnTrust Emerald (Cayman) LP, a Cayman Islands limited partnership (the “Preferred Purchaser”), pursuant to which the Company agreed to issue and sell to the Preferred Purchaser 25,000 shares of Series A Non-Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), at a purchase price of $1,000 per share and a warrant (the “March 2024 Warrant”) to purchase shares of the Company’s Class A common stock. The transaction closed on March 4, 2024 and provided the Company approximately $25 million of capital. Gregg S. Hymowitz, a member of the Company’s Board of Directors, to which position he was designated by an affiliate of the Purchaser, serves as the Founder and Chief Executive Officer of EnTrust Global Partners LLC (“EnTrust Global”), which is an affiliate of the Preferred Purchaser and may be deemed to be the beneficial owner of approximately 21.0% of the Company’s outstanding Common Stock. Each of EnTrust Global and Mr. Hymowitz disclaims beneficial ownership of such securities except to the extent of its or his pecuniary interest therein. Gary Fegel is also a member of the Company’s Board of Directors, to which position he was designated by an affiliate of the Preferred Purchaser. As required by the Company’s internal policies, this transaction was approved by the Audit Committee of the Company’s Board of Directors, which consists of independent disinterested directors, and was also approved by the Company’s Board of Directors, with only disinterested directors voting (which excluded Mr. Hymowitz and Mr. Fegel).
Issuer Purchases of Equity Securities
We did not make any purchases of our common stock during the three months ended March 31, 2024, which is the first quarter of our fiscal year.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Insider Trading Arrangements - During the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).
Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION	FILED HEREWITH	FORM	EXHIBIT	FILING DATE
3.1	Certificate of Designation of Series A Non-Convertible Redeemable Preferred Stock, filed with the Delaware Secretary of State on March 4, 2024.		8-K	3.1	3/7/2024

4.1	Form of Warrant issued March 4, 2024.		8-K	4.1	3/7/2024
10.1*	Senior Secured Note, dated January 26, 2024, by and among FlyExclusive Jet Share, LLC, flyExclusive, Inc., LGM Enterprises, LLC, ETG FE LLC, as initial noteholder, any noteholders party thereto from time to time, Kroll Agency Services, Limited, as administrative agent and Kroll Trustee Services, Limited, as collateral agent		8-K	10.1	2/01/2024
10.2	Security Agreement, dated January 26, 2024, by FlyExclusive Jet Share, LLC in favor of Kroll Trustee Services, Limited, as collateral agent.		8-K	10.2	2/01/2024
10.3	Securities Purchase Agreement, dated March 4, 2024, by and between flyExclusive, Inc. and the Purchaser named therein.		8-K	10.1	3/7/2024
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Shareholders' Equity (Deficit) / Members' Equity (Deficit) and Temporary Equity , (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
		X
104	Cover page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.	X
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

FLYEXCLUSIVE, INC.

Dated: August 12, 2024	By:	/s/ Thomas James Segrave, Jr.
	Name:	Thomas James Segrave, Jr.
	Title:	Chief Executive Officer and Chairman

Dated: August 12, 2024	By:	/s/ Zachary M. Nichols
	Name:	Zachary M. Nichols
	Title:	Chief Accounting Officer

Dated: August 12, 2024	By:	/s/ Matthew Lesmeister
	Name:	Matthew Lesmeister
	Title:	Chief Financial Officer