Form 10-Q
period 2024-06-30
FLYEXCLUSIVE INC.
filed 2024-08-14
CIK 1843973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Table of contents            flyExclusive, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share amounts)	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$9,339	$11,626
Accounts receivable, net	1,037	849
Other receivables	5,526	4,460
Due from related parties, current portion	1,770	1,911
Notes receivable, current portion	155	301
Parts and supplies inventory	6,050	5,142
Investments in securities	69,431	71,230
Prepaid engine overhauls, current portion	14,498	14,522
Aircraft held for sale, current portion	15,227	—
Prepaid expenses and other current assets	5,394	6,752
Total current assets	128,427	116,793
Notes receivable, non-current portion, net	6,148	21,177
Property and equipment, net	251,476	253,976
Aircraft held for sale, non-current portion	6,744	—
Operating lease right-of-use assets	68,205	84,649
Intangible assets, net	1,907	2,234
Prepaid engine overhauls, non-current portion	31,072	41,531
Other non-current assets	743	670
Total assets	$494,722	$521,030

Table of contents            flyExclusive, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (continued)

(in thousands, except share amounts)	June 30, 2024	December 31, 2023
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) / MEMBERS' EQUITY
Current liabilities
Accounts payable	$30,682	$30,172
Excise tax payable	1,032	1,032
Long-term notes payable, current portion	22,753	26,471
Deferred revenue, current portion	79,386	83,914
Operating lease liabilities, current portion	15,221	17,907
Other current liabilities	24,445	28,705
Short-term notes payable	6,159	14,396
Short-term notes payable - related party	22,295	18,939
Total current liabilities	201,973	221,536
Long-term notes payable, non-current portion	183,560	166,818
Long-term notes payable - related party, non-current portion	21,867	—
Operating lease liabilities, non-current portion	54,017	68,100
Deferred revenue, non-current portion	11,757	10,026
Warrant liabilities	5,226	2,508
Other non-current liabilities	23,102	16,712
Total liabilities	$501,502	$485,700
Commitments and contingencies (Note 23)
Temporary equity
Redeemable noncontrolling interest	108,982	(35,525)
Series A preferred stock, par value $0.0001; 25,000,000 shares authorized and 25,000 shares issued and outstanding	21,618	—
Stockholders' equity (deficit)
Accumulated other comprehensive loss	(262)	(69)
Class A common stock; par value $0.0001; 200,000,000 and 200,000,000 shares authorized; 17,899,586 and 16,647,529 shares issued and outstanding, respectively	2	2
Class B common stock; par value $0.0001; 100,000,000 and 100,000,000 shares authorized; 59,930,000 and 59,930,000 shares issued and outstanding, respectively	6	6
Additional paid-in capital	—	126,978
Accumulated deficit	(149,451)	(80,456)
Total flyExclusive stockholders’ (deficit) / equity	(149,705)	46,461
Noncontrolling interests	12,325	24,394
Total stockholders’ (deficit) / equity	(137,380)	70,855
Total liabilities, temporary equity and stockholders' / members' equity	$494,722	$521,030

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Table of contents             flyExclusive, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share amounts)	2024	2023	2024	2023
Revenue	$79,013	$100,338	$158,985	$177,370
Costs and expenses
Cost of revenue	72,755	65,084	146,989	130,274
Selling, general and administrative	21,490	18,554	46,673	34,485
Depreciation and amortization	6,682	7,062	13,173	13,477
Loss (gain) on aircraft held for sale	(72)	(762)	1,417	(2,865)
Total costs and expenses	100,855	89,938	208,252	175,371
Income (loss) from operations	(21,842)	10,400	(49,267)	1,999
Other income (expense)
Interest income	1,162	1,099	2,440	2,193
Interest expense	(5,666)	(5,312)	(10,321)	(9,927)
Gain on forgiveness of CARES Act loan	—	339	—	339
Change in fair value of derivative liability	—	(509)	—	107
Change in fair value of warrant liabilities	(899)	—	(3,679)	—
Other expense	(609)	(192)	(17)	(592)
Total other expense, net	(6,012)	(4,575)	(11,577)	(7,880)
Income (loss) before income taxes	(27,854)	5,825	(60,844)	(5,881)
Income tax benefit	—	—	—	—
Net income (loss)	(27,854)	5,825	(60,844)	(5,881)
Less: Net loss attributable to redeemable noncontrolling interests	(20,501)	—	(42,200)	—
Less: Net loss attributable to noncontrolling interests	(2,200)	(1,722)	(7,650)	(4,259)
Net income (loss) attributable to flyExclusive, Inc.	(5,153)	7,547	(10,994)	(1,622)
Add: Series A Preferred Dividends	(972)	—	(1,257)	—
Net income (loss) attributable to common stockholders	$(6,125)	$7,547	$(12,251)	$(1,622)
Basic and Diluted Earnings (Loss) Per Share*	$(0.32)		$(0.67)
Weighted Average Common Shares Outstanding (Basic & Diluted)*	19,169,742		18,237,732

Other comprehensive income (loss)
Net income (loss) attributable to flyExclusive, Inc.	$(5,153)	$7,547	$(10,994)	$(1,622)
Unrealized gains (losses) on available-for-sale debt securities	(24)	(73)	(192)	17
Comprehensive income (loss) attributable to flyExclusive, Inc.	$(5,177)	$7,474	$(11,186)	$(1,605)
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).
*Basic and diluted earnings (loss) per share has not been presented for the three and six months ended June 30, 2023 in the condensed consolidated statements of operations and comprehensive income (loss) (unaudited). As a result of the Merger (as defined in Note 4 "Merger"), the Company's capital structure was significantly altered. The Company determined that presenting earnings per share for periods prior to the Merger would not result in values meaningful to the users of the condensed consolidated financial statements (unaudited). See Earnings per Share in Note 2 "Summary of Significant Accounting Policies" and Note 3 "Earnings (Loss) Per Share" for further discussion.

Table of contents                        flyExclusive, Inc.
Condensed Consolidated Statements of Shareholders' Equity (Deficit) / Members' Equity (Deficit) and Temporary Equity (Unaudited)

	Temporary Equity		Permanent Equity
(in thousands, except share amounts)	Redeemable noncontrolling interest	Series A Preferred stock	Class A Common stock		Class B Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total flyExclusive stockholders’ equity (deficit)	Noncontrolling Interests	Total stockholders’ equity (deficit) / members' equity
			Shares	Amount	Shares	Amount
Balances at December 31, 2023	$(35,525)	$—	16,647,529	$2	59,930,000	$6	$126,978	$(69)	$(80,456)	$46,461	$24,394	$70,855
Contributions from non controlling interests	—	—	—	—	—	—	—	—	—	—	157	157
Distributions to non controlling interests	—	—	—	—	—	—	—	—	—	—	(2,455)	(2,455)
Acquisitions of non controlling interests	—	—	—	—	—	—	(1,984)	—	—	(1,984)	(1,434)	(3,418)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	(169)	—	(169)	—	(169)
Exchange of warrants for Class A common stock	—	—	277,447	—	—	—	371	—	—	371	—	371
Issuance of Class A common stock upon cashless exercise of warrants	—	—	967,045	—		—	4,302	—	—	4,302	—	4,302
Issuance of Series A Preferred stock	—	20,361	—	—	—	—	—	—	—	—	—	—
Accretion of Redeemable non controlling interest to redemption amount	192,364	—	—	—	—	—	(129,667)	—	(62,697)	(192,364)	—	(192,364)
Dividends payable on Series A Preferred temporary equity	—	188	—	—	—	—	—	—	(188)	(188)	—	(188)
Amortization of discount on Series A Preferred temporary equity	—	97		—		—	—	—	(97)	(97)	—	(97)
Net Income (loss)	(21,699)	—	—	—	—	—	—	—	(5,841)	(5,841)	(5,450)	(11,291)
Balances at March 31, 2024	$135,140	$20,646	17,892,021	$2	59,930,000	$6	$—	$(238)	$(149,279)	$(149,509)	$15,212	$(134,297)
Contributions from non controlling interests	—	—	—	—	—	—	—	—	—	—	103	103
Distributions to non controlling interests	—	—	—	—	—	—	—	—	—	—	(3,734)	(3,734)
Acquisitions of non controlling interests	—	—	—	—	—	—	256	—	5	261	2,944	3,205
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	(24)		(24)	—	(24)
Issuance of Class A common stock upon cashless exercise of warrants	—	—	7,565	—	—	—	35	—	—	35	—	35
Accretion of Redeemable non controlling interest to redemption amount	(5,657)	—	—	—	—	—	(291)	—	5,948	5,657	—	5,657
Dividends payable on Series A Preferred temporary equity	—	631	—	—	—	—	—	—	(631)	(631)	—	(631)
Amortization of discount on Series A Preferred temporary equity	—	341	—	—	—	—	—	—	(341)	(341)	—	(341)
Net Income (loss)	(20,501)	—	—	—	—	—	—	—	(5,153)	(5,153)	(2,200)	(7,353)
Balances at June 30, 2024	$108,982	$21,618	17,899,586	$2	59,930,000	$6	$—	$(262)	$(149,451)	$(149,705)	$12,325	$(137,380)

Table of contents                        flyExclusive, Inc.
Condensed Consolidated Statements of Shareholders' Equity (Deficit) / Members' Equity (Deficit) and Temporary Equity (Unaudited) (continued)

	Permanent Equity
(in thousands)	LGM Enterprises, LLC members' deficit	Accumulated other comprehensive loss	Total flyExclusive stockholders’ equity	Noncontrolling Interests	Total stockholders’ equity / members' equity

Balances at December 31, 2022	$(4,641)	$(476)	$(5,117)	$52,534	$47,417
Contributions from members	115	—	115	7,708	7,823
Distributions to members	(21,619)	—	(21,619)	(3,073)	(24,692)
Other comprehensive income	—	90	90	—	90
Net Income (loss)*	(9,169)	—	(9,169)	(2,537)	(11,706)
Balances at March 31, 2023	$(35,314)	$(386)	$(35,700)	$54,632	$18,932
Contributions from members	210	—	210	643	853
Distributions to members	(5,713)	—	(5,713)	(6,678)	(12,391)
Other comprehensive income	—	(73)	(73)	—	(73)
Net Income (loss)	7,547	—	7,547	(1,722)	5,825
Balances at June 30, 2023	$(33,270)	$(459)	$(33,729)	$46,875	$13,146
*The Merger occurred on December 27, 2023. During the pre-Merger period, net loss was attributable to LGM Enterprises, LLC and its noncontrolling interests.
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Table of contents            flyExclusive, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income (loss)	$(60,844)	$(5,881)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	13,173	13,477
Amortization of contract costs	547	339
Non-cash interest income	(1,402)	(1,624)
Non-cash interest expense	747	4,857
Non-cash rent expense	10,787	7,815
Gain on lease termination	(138)	(29)
Loss (Gain) on aircraft held for sale	1,417	(2,865)
Change in fair value of derivative liability	—	(107)
Provision for credit losses	1,916	(1)
Realized losses on investment securities	46	243
Change in fair value of private placement warrant liability	1,451	—
Change in fair value of penny warrant liability	(2,324)	—
Change in fair value of public warrant liability	4,552	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(188)	13,202
Accounts receivable - related parties	141	(1,959)
Other receivables	(1,066)	1,058
Parts and supplies inventory	(908)	(2,013)
Prepaid expenses and other current assets	811	(783)
Operating lease liabilities	(10,973)	(6,704)
Other assets	(73)	(30)
Accounts payable	510	(79)
Other current liabilities	(3,945)	3,366
Accounts payable - related parties	—	(72)
Deferred revenue	(2,797)	5,347
Customer deposits	—	(37,500)
Other non-current liabilities	6,390	2,621
Net cash flows from operating activities	(42,170)	(7,322)
Cash flows from investing activities:
Capitalized development costs	(274)	(352)
Purchases of property and equipment	(28,131)	(36,768)
Proceeds from sales of property and equipment	23,734	29,459
Purchases of engine overhauls	(9,801)	(9,112)
Purchases of investments	(41,635)	(58,174)
Proceeds from sale of investments	44,543	59,477
Notes receivable paydowns	15,015	—
Net cash flows from investing activities	3,451	(15,470)
Cash flows from financing activities:

Table of contents            flyExclusive, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	Six Months Ended June 30,
(in thousands)	2024	2023
Proceeds from issuance of debt	71,413	65,185
Repayment of debt	(50,458)	(21,791)
Payment of deferred financing costs	—	(1,168)
Payment of debt issuance costs	(2,844)	(151)
Proceeds from notes receivable noncontrolling interest	—	138
Cash contributions from members	—	325
Cash distributions to members	—	(27,332)
Cash contributions - noncontrolling interests	260	8,351
Cash distributions - noncontrolling interests	(6,189)	(9,751)
Proceeds from preferred temporary equity issuance, net of issuance costs	24,250	—
Net cash flows from financing activities	36,432	13,806
Net decrease in cash and cash equivalents	(2,287)	(8,986)
Cash and cash equivalents at beginning of period	11,626	23,179
Cash and cash equivalents at end of period	$9,339	$14,193
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Exchange of public warrants for flyExclusive Class A common stock	$371	$—
Change in redemption value of redeemable noncontrolling interest	$186,707	$—
flyExclusive Class A common stock issued on cashless exercise of public warrants	$4,337	$—
Issuance of penny warrants in connection with Series A Preferred Temporary Equity	$3,746	$—
Increase in dividends payable and accreted discount on Series A Preferred Temporary Equity	$1,257	$—
Transfers from prepaid engine overhaul to property and equipment	$8,305	$4,052
Change in purchases of property and equipment in accounts payable	$—	$18
Unrealized change in fair value of available-for-sale securities	$193	$(17)
Right of use asset impact for new leases	$3,571	$21,671
Acquisitions of non-controlling interests	$6,892	$—

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Table of contents             flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts)
1. Organization and Operations
Nature of the Business
flyExclusive, Inc. is a holding company that has no material assets other than its ownership in LGM Enterprises, LLC ("LGM"), and flyExclusive, Inc. operates and controls all of the businesses and operations of LGM and LGM's subsidiaries. flyExclusive Inc. and its predecessor for accounting purposes, LGM, are collectively referred to herein as “flyExclusive” or the “Company”. flyExclusive is a premier owner, operator of jet aircraft and aircraft sales, with a focus on private jet charter. The Company's businesses provide separate offerings such as wholesale and retail ad hoc flights, a jet club program, partnership program, fractional program, and other services as well.
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
On December 27, 2023 (the "Closing Date"), EG Acquisition Corp., a Delaware corporation ("EGA"), and LGM, a North Carolina limited liability company, consummated a business combination (the "Merger", see Note 4 "Merger") pursuant to the equity purchase agreement dated October 17, 2022 and subsequent amendment to the equity purchase agreement dated April 21, 2023, (collectively, the "Equity Purchase Agreement" or "EPA"). In connection with the closing of the Merger, EGA changed its name to flyExclusive, Inc. The common stock of flyExclusive ("flyExclusive Common Stock" or the "Company's Common Stock") and the public warrants of flyExclusive (the “Public Warrants”) commenced trading on The NYSE American LLC under the symbol "FLYX" and "FLYX WS", respectively, on December 28, 2023.
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
Liquidity and Going Concern
Within the six months ended June 30, 2024, the Company incurred net losses and has operated with a working capital deficit. To date, the Company has financed its operations primarily through a combination of operating cash flows,

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
the sale of equity securities and convertible debt, proceeds from the Merger (which was accounted for as a reverse recapitalization), and borrowings under loan facilities. At June 30, 2024, the Company had an accumulated deficit of $149,705 and a working capital deficit, as defined by a shortfall of current assets as compared with current liabilities of $73,546 and $104,743 as at June 30, 2024 and December 31, 2023, respectively. The Company’s net losses were $60,844 and $5,881 for the six months ended June 30, 2024 and 2023, respectively. Net cash flows used by operating activities were $42,170 and $7,322 for the six months ended June 30, 2024 and 2023, respectively. A significant component of the Company’s operating losses and working capital deficit resulted from increased general and administrative costs associated with becoming a public company. The Company expects to incur operating losses in the near term as the Company advances its fleet modernization and associated cost savings initiatives.
As of June 30, 2024, the Company had cash and cash equivalents of $9,339.
The Company believes its cash and cash equivalents on hand, operating cash flows, and proceeds from possible financings and the fractional program will be sufficient to fund operations, including capital expenditure requirements, for at least 12 months from the issuance date of these financial statements. However, the Company might need additional capital to fund growth plans or as circumstances change, which it could obtain through equity issuances, refinancing existing debt or new borrowings. Adequate capital may not be available to the Company when needed or on acceptable terms. If the Company is unable to raise capital, it could be forced to delay, reduce, suspend or cease its working capital requirements, capital expenditures and business development efforts, which would have a negative impact on its business, prospects, operating results and financial condition.
2. Summary of Significant Accounting Policies
Reclassification
Certain amounts presented in the Company’s previously issued financial statements have been reclassified to conform to the current period presentation. In the condensed consolidated financial statements (unaudited) , the Company has made a reclassification of "Gain on sale of property and equipment" to a component of "Loss from operations," which was previously categorized within "Other income (Expenses)." This reclassification was made to better align with the current period’s financial statement presentation. The net loss for the three months ended June 30, 2023 and six months ended June 30, 2023, remains unchanged from the previously issued financial statements. This reclassification had no impact on the Company's financial position, net loss, or cash flows for any period presented.
Use of Estimates
The preparation of condensed consolidated financial statements (unaudited) in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements (unaudited) as well as the reported amounts of revenues and expenses during the reporting period. Estimates are based on several factors including the facts and circumstances available at the time the estimates are made, historical experience, risk of loss, general economic conditions and trends and the assessment of the probable future outcome. Subjective and significant estimates include, but are not limited to, determinations of the useful lives and expected future cash flows of long-lived assets, including intangibles, estimates of allowances for uncollectible accounts, inventory reserves, determination of impairment and fair value estimates associated with asset acquisitions and aircraft held for sale. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of changes, if any, are reflected in the condensed consolidated statements of operations and comprehensive income (loss) (unaudited) in the period that they are determined.
Public Warrants, Private Warrants and Penny Warrants
As of June 30, 2024 the Company has the following warrants issued, (i) the Public Warrants initially included in the EGA units issued in EGA's initial public offering, (ii) the warrants of EGA held by EG Sponsor LLC (the “EGA Sponsor”) that were issued to the EGA Sponsor at the closing of EGA's initial public offering (the "Private Placement Warrants,"), and (iii) warrants issued on March 4, 2024 in connection with the Series A Preferred Stock offering as described within Note 24 "Stockholders’ Equity / Members' Deficit and Noncontrolling Interests" (the "Penny Warrants" and together with the Public Warrants and Private Placement Warrants, the "Warrants").
The Company determines the accounting classification of the Warrants as either liability or equity by first assessing whether the Warrants meet liability classification in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). Under ASC 480, a financial instrument that embodies an unconditional obligation, or a financial instrument

Table of contents             .flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
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
The Company recorded the Warrants as liabilities on the condensed consolidated balance sheets (unaudited) at fair value, with subsequent changes in the fair value recognized in the condensed consolidated statements of operations and comprehensive income (loss) (unaudited) at each reporting date.
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

Table of contents             .flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
fair value measurement due to the use of an observable market quote for the Public Warrants, which are considered to be a similar asset in an active market.
Receivables, Net of Allowance for Credit Losses
Accounts receivables are recorded at the invoiced or earned amount billed to the customers and are reported as net of an allowance for credit losses. The Company applies an incurred loss estimate to calculate the allowance for doubtful accounts. Under ASC Topic 326, the Company maintains an allowance for credit losses and considers the level of past-due accounts based on the contractual terms of the receivables, historical write offs and existing economic conditions, as well as its relationships with, and the economic status of individual accounts to calculate the allowance for credit losses. The estimated credit losses charged to the allowance is recorded as "Selling, general and administrative" in the condensed consolidated statements of operations and comprehensive income (loss) (unaudited). Accounts receivables are written off when deemed uncollectible based on individual credit evaluations and specific circumstances. The Company had an allowance for credit losses on accounts receivable of $80 as of both June 30, 2024 and December 31, 2023.
Notes receivables are recorded at amortized cost, and are reported as net of an allowance for credit losses. Under ASC Topic 326, the Company maintains an allowance for credit losses based on the difference between the fair value of the collateral associated with the note, less costs to sell the asset, and the amortized cost basis of the note. The Company had an allowance for credit losses on notes receivable of $827 and $2,558 as of June 30, 2024 and December 31, 2023, respectively.
Noncontrolling interest
Noncontrolling interests represent ownership interests attributable to third parties in certain consolidated subsidiaries and VIEs. Noncontrolling interests are presented as a separate component of equity on the condensed consolidated balance sheets (unaudited), condensed consolidated statements of operations and comprehensive income (loss) (unaudited), and condensed consolidated statements of shareholders' equity (deficit) / members' equity (deficit) and temporary equity (unaudited) attributed to controlling and noncontrolling interests.
Redeemable Noncontrolling Interest
In connection with the Merger, see Note 4 "Merger", the former holders (the "Existing Equityholders") of units of ownership interest in LGM (the "LGM Common Units") retained post-Merger ownership interests in LGM as noncontrolling interests. Pursuant to the Amendment and Restated Operating Agreement, dated December 27, 2023 (the "Operating Agreement"), upon the first anniversary of the Closing Date, the Existing Equityholders may redeem all or a portion of their LGM Common Units for either (a) shares of the Company's Class A common stock (“flyExclusive Class A Common Stock” or the “Class A Common Stock”) or b) an equivalent amount of cash as determined pursuant to the Operating Agreement.
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

Table of contents             .flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
Temporary Equity
The Company accounts for its common and preferred stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common and preferred stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common and preferred stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Series A Preferred Stock (as defined within Note 24 "Stockholders’ Equity / Members' Deficit and Noncontrolling Interests") feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 25,000 shares of Series A Preferred Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets at June 30, 2024.
Aircraft Sales and Aircraft Held for sale
The Company occasionally sells aircraft held for use from its fleet. The (gain) or loss from each transaction is recognized upon completion of the sale as a loss (gain) on aircraft held for sale on the condensed consolidated statements of operations and comprehensive income (loss) (unaudited).
Loss (gain) on aircraft held for sale consists of the (gain) or loss on aircraft previously held for use as property and equipment and subsequently elected to actively market for sale. When a decision is made to actively market for sale, depreciation is discontinued, and aircraft held for sale is recorded at the lower of carrying value and fair value less costs to sell. We present aircraft assets held for sale at the lower of their current carrying value or their fair market value less costs to sell including $15,227 classified within “Current assets” and $6,744 classified within "non current assets" on the Company’s condensed consolidated balance sheets (unaudited) as of June 30, 2024. The fair values are based upon observable and unobservable inputs, including market trends and conditions. The assumptions used to determine the fair value of the assets held for sale are subject to inherent uncertainty and could produce a wide range of outcomes which the Company will continue to monitor in future periods as new information becomes available. Prior to the ultimate sale of the assets, subsequent changes in the estimate of the fair value of the assets held for sale will be recorded as a (gain) or loss with a corresponding adjustment to the assets’ carrying value.
As of December 31, 2023 and June 30, 2024, the Company had 0 and 5 aircraft classified as held for sale, respectively. The following table summarizes the Company's held for sale activity during the six months ended June 30, 2024:

Six Months Ended June 30,
2024
Aircraft held for sale as of December 31, 2023	$—
Aircraft sold	(11,986)
Aircraft reclassified to held for sale	35,239
Impairment (gain) loss due to fair value adjustments	1,282
Aircraft held for sale as of June 30, 2024	$21,971

Contract Acquisition Costs
The Company pays commissions on deposits from new and recurring Jet Club member contracts. These commissions are contract acquisition costs that are capitalized as an asset on the condensed consolidated balance sheets (unaudited) as these are incremental amounts directly related to attaining contracts with customers. Sales commissions capitalized were $283 and $536 during the three and six months ended June 30, 2024, respectively, and $211 and $543 during the three and six months ended June 30, 2023. As of June 30, 2024 and December 31, 2023, contract acquisition costs of $546 and $514, respectively, were included within Prepaid expenses and other current assets and $704 and $631, respectively, were included within Other non-current assets on the condensed consolidated balance sheets (unaudited).
Capitalized contract costs are amortized on a straight-line basis concurrently over the same period of benefit in which the associated revenue is recognized. Amortization expense related to capitalized contract costs included in selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive income

Table of contents             .flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
(loss) (unaudited) was $272 and $547 during the three and six months ended June 30, 2024, respectively, and $184 and $339 during the three and six months ended June 30, 2023, respectively.

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
3. Earnings (Loss) Per Share
The Company computes basic earnings (loss) per share using net (loss) income attributable to Company common stockholders and the weighted average number of common shares outstanding during each period. As the Company has obligations under the Penny Warrants to issue shares for little or no cash consideration contingent only upon the passage of time (see Note 18 "Warrant Liabilities" for a description of the Penny Warrants), weighted average shares issuable under the Penny Warrants are included in the denominator in the calculation of basic and diluted EPS.
On December 27, 2023, EGA and LGM consummated the Merger pursuant to the Equity Purchase Agreement, which significantly altered the Company's capital structure. Prior to the closing of the Merger, the legal structure of LGM was a limited liability company with ownership interests consisting of members' units. Application of an exchange ratio of members' units for shares of common stock for periods prior to the Merger would not be representative of the capital structure of the Company after the Merger. As such, the Company determined that an exchange ratio should not be applied

Table of contents             .flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
to periods before the Merger and therefore earnings (net loss) per unit for periods prior to the Merger should not be presented as it would not provide a meaningful comparison with earnings (net loss) per share for periods after the Merger. See Note 4 "Merger" for further discussion. Therefore, earnings (net loss) per share information has not been presented for the three and six months ended June 30, 2023 within these condensed consolidated financial statements (unaudited).
The following table sets forth the computation of the Company’s basic and diluted net (loss) income per share:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Numerator:
Net loss	$(27,854)	$(60,844)
Less: Net loss attributable to redeemable noncontrolling interest	(20,501)	(42,200)
Less: Net loss attributable to noncontrolling interest	(2,200)	(7,650)
Add: Series A Preferred Dividends	(972)	(1,257)
Basic Net loss attributable to common stockholders	$(6,125)	$(12,251)

Denominator:
Weighted Average Class A Common Stock outstanding	17,899,501	17,409,942
Weighted Average Class A Common Stock issuable under Penny Warrants	1,270,241	827,790
Weighted Average Shares Outstanding - basic and diluted	19,169,742	18,237,732

Basic and Diluted Earnings (Loss) Per Share
Basic	$(0.32)	$(0.67)
Diluted	$(0.32)	$(0.67)
The following table summarizes potentially dilutive outstanding securities for the three and six months ended June 30, 2024 which were excluded from the calculation of diluted EPS, because their effect would have been anti-dilutive:

Public warrants	2,519,869
Private Placement Warrants	4,333,333
Penny Warrants	1,270,154
Total anti-dilutive features	8,123,356
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

Table of contents             .flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
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

Table of contents             .flyExclusive, Inc.
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
As of December 31, 2023, the registration payment arrangement to contingently issue 50,000 shares per month was classified as a contingent liability in accordance with ASC 825-20-30-5. The Company did not record a contingent liability on its consolidated balance sheet as it was not probable as of December 31, 2023 that any additional stock would have to be

Table of contents             .flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
issued, as the Company determined it was probable that the registration statement will be deemed effective within sixty (60) business days of the closing of the Merger. The contingent liability was not relevant as of June 30, 2024 due to the waiver of the Additional Stock penalty as noted above.
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
5. Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Fair Value Measurements at June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$1,750	$—	$—	$1,750
Investments in Securities	842	68,589	—	69,431
	$2,592	$68,589	$—	$71,181
Liabilities:
Warrant liability - public warrants	$1,399	$—	$—	$1,399
Warrant liability - private placement warrants	—	2,405	—	2,405
Warrant liability - penny warrants	—	—	1,422	1,422
	$1,399	$2,405	$1,422	$5,226

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$887	$—	$—	$887
Investments in Securities	849	70,381	—	71,230
	$1,736	$70,381	$—	$72,117
Liabilities:
Warrant liability - public warrants	$1,555	$—	$—	$1,555
Warrant liability - private placement warrants	—	953	—	953
	$1,555	$953	$—	$2,508
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

Table of contents             .flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
The fair value of the Penny Warrant liability as of March 4, 2024 and June 30, 2024 was determined utilizing a Monte Carlo simulation valuation method, using the following inputs and assumptions:

$ in thousands, except for Stock price, Strike price, and share amounts	March 4, 2024
Warrant Shares	1,304,907
Aggregate Value Cap	$11,250
Stock price	$15.49
Strike price	$0.01
Term (in years)	5 years
Volatility	95.0%
Risk free rate	4.2%
Dividend Rate	—%

$ in thousands, except for Stock price, Strike price, and share amounts	June 30, 2024
Warrant Shares	1,270,242
Aggregate Value Cap	$11,250
Stock price	$4.03
Strike price	$0.01
Term (in years)	4.7 years
Volatility	115.0%
Risk free rate	4.4%
Dividend Rate	—%
There have been no other changes in valuation techniques and related inputs. As of June 30, 2024 and December 31, 2023, there were no transfers between Level 1, Level 2, and Level 3.
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

Table of contents             .flyExclusive, Inc.
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
The Company’s condensed consolidated balance sheets (unaudited) include the following assets and liabilities of these VIEs:

	June 30, 2024	December 31, 2023
Cash	$837	$805
Property and equipment, net	66,312	69,815
Long-term notes payable, current portion	4,722	3,087
Long-term notes payable, non-current portion	34,193	37,404
The Company’s condensed consolidated statements of operations and comprehensive income (loss) (unaudited) include the following expenses of these VIEs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense	$497	$529	$1,009	$1,049
Depreciation and amortization	1,751	2,004	3,503	3,944
The assets of the Company’s VIEs are only available to settle the obligations of these entities. Creditors of each of the VIEs have no recourse to the general credit of the Company.
While the Company has no contractual obligation to do so, it may voluntarily elect to provide the VIEs with additional direct or indirect financial support based on its business objectives. The Company provided financial contributions to the VIEs in the amount of $260 and $8,351 during the six months ended June 30, 2024 and 2023, respectively.
7. Revenue
Disaggregation of Revenue
The following table disaggregates revenue by service type and the timing of when these services are provided to the member or customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Services transferred at a point in time:
Flights	$74,384	$97,428	$150,504	$172,029
Services transferred over time:
Memberships	1,339	1,437	2,806	2,915
MRO	2,244	1,113	3,734	1,817
Fractional ownership purchase price	1,046	360	1,941	609
	$79,013	$100,338	$158,985	$177,370

Table of contents             .flyExclusive, Inc.
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
•Fractional Ownership – The portion of fractional interest purchase price allocated to revenue, and flight related charges based on trips flown
The following tables provide a rollforward of deferred revenue for the six months ended June 30, 2024:

Amount
Balance as of December 31, 2023	$93,940
Revenue recognized	127,990
Revenue deferred	(130,787)
Balance as of June 30, 2024	$91,143

8. Other Receivables
Other receivables consisted of the following:

	June 30, 2024	December 31, 2023
Rebate receivables	$830	$871
Federal excise tax receivable	4,247	3,079
Insurance settlement in process	300	298
Other	149	212
	$5,526	$4,460
9. Parts and Supplies Inventory
Parts and supplies inventory consists primarily of aircraft parts and materials and supplies. Parts and supplies inventory, net of reserve of $142 and $0 as of June 30, 2024 and December 31, 2023, respectively, consisted of the following:

	June 30, 2024	December 31, 2023
Aircraft parts	$5,537	$4,824
Materials and supplies	655	318
Less: inventory reserve	(142)	—
	$6,050	$5,142

Table of contents             .flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

10. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2024	December 31, 2023
Prepaid vendor expenses	$2,253	$2,520
Prepaid insurance	243	446
Prepaid directors and officers insurance	1,259	2,518
Prepaid maintenance	7	60
Prepaid non-aircraft subscriptions	375	113
MRO revenue in excess of billings	697	581
Deferred commission	560	514
	$5,394	$6,752
11. Investments in Securities
The cost and fair value of marketable securities are as follows:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury bills	$59,783	$37	$(35)	$59,785
Municipal bonds	8,955	70	(389)	8,636
Corporate/government bonds	477	28	—	505
Other bonds	478	27	—	505
	$69,693	$162	$(424)	$69,431

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury bills	$60,801	$131	$—	$60,932
Municipal bonds	9,543	148	(404)	9,287
Corporate/government bonds	477	29	—	506
Other bonds	478	27	—	505
	$71,299	$335	$(404)	$71,230
The aggregated unrealized losses on available-for-sale debt securities in the amounts of $(262) and $(69) have been recognized in accumulated other comprehensive loss in the Company’s condensed consolidated balance sheets (unaudited) as of June 30, 2024 and December 31, 2023, respectively.

Table of contents             .flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
12. Property and Equipment, Net
Property and equipment, net consisted of the following:

	June 30, 2024	December 31, 2023
Transportation equipment	$316,859	$311,584
Office furniture and equipment	3,147	3,131
Leasehold improvements	2,306	2,306
Construction in progress	236	147
Deposits on transportation equipment	15,746	23,923
	338,294	341,091
Less: Accumulated depreciation	(86,818)	(87,115)
Property and equipment, net	$251,476	$253,976
Depreciation expense of property and equipment was $6,338 and $12,517, respectively for the three and six months ended June 30, 2024 and $6,777 and $12,925 for the three and six months ended June 30, 2023. The net carrying value of disposals of long-lived assets as of June 30, 2024 and December 31, 2023 was $18,052 and $66,986, respectively.
Interest payments on borrowings to acquire aircraft are capitalized for the month of acquisition when the aircraft’s in-service date begins following the 15th of the month. Interest payments for the month of acquisition would be expensed if the aircraft is placed into service before the 15th of the month. Capitalized interest was $0 as of June 30, 2024 and December 31, 2023, and was included as a component of construction in progress prior to the equipment’s in-service date.
13. Intangible Assets
Intangible assets, net are as follows:

	June 30, 2024
	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Life (in years)
Software - in service	$3,761	$(2,504)	$1,257	3
FAA certificate	650	—	650	Indefinite
Total acquired intangible assets	$4,411	$(2,504)	$1,907

	December 31, 2023
	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Life (in years)
Software - in service	$3,486	$(1,902)	$1,584	3
FAA certificate	650	—	650	Indefinite
Total acquired intangible assets	$4,136	$(1,902)	$2,234
Amortization of intangible assets was $308 and $602 for the three and six months ended June 30, 2024, respectively, and $240 and $511 for three and six months ended June 30, 2023, respectively. The Company did not record any impairment charges related to intangible assets for the three and six months ended June 30, 2024 and 2023.

Table of contents             .flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
The following is a schedule of estimated amortization expense for the following periods:

Fiscal Year	Amount
Remainder of 2024	$506
2025	474
2026	252
2027	25
2028	—
Thereafter	—
$1,257
14. Other Current Liabilities
Other current liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Accrued vendor payments	$6,073	$6,386
Accrued ERC payments	9,044	9,044
Accrued underwriter fees	—	1,500
Accrued directors and officers insurance	—	2,518
Accrued employee-related expenses	8,192	7,751
Accrued engine expenses	100	4
Accrued tax expenses	518	746
Accrued interest	440	569
Other	78	187
	$24,445	$28,705
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
As of June 30, 2024, the Company has received ERC payments totaling $9,044. The Company’s legal counsel has issued a legal opinion that the Company, more likely than not, qualified for the ERC. However, it remains uncertain whether the Company meets the eligibility qualifications required for the ERC. Therefore, the balance was included in Other current liabilities in the condensed consolidated balance sheets (unaudited) as of June 30, 2024 and December 31, 2023 since the Company may potentially be required to repay the ERC.

Table of contents             .flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
15. Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Fractional ownership deposits	$23,102	$16,686
Other	—	26
	$23,102	$16,712
16. Debt
The components of the Company’s outstanding Short-term notes payable consisted of the following:

	Interest Rates	June 30, 2024	December 31, 2023
Short-term notes payable
Bank 2	7.8%	$6,185	$14,400
Less: Unamortized debt issuance costs		(26)	(4)
Total short-term notes payable		$6,159	$14,396
In October 2022, the Company entered into a short-term loan agreement for a principal amount of $3,756 bearing interest at 6.5% and was initially maturing in April 2023. In April 2023, the Company extended its maturity date to October 2023 and amended its interest rate to 7.75%. The loan was collateralized by the aircraft it financed and required monthly interest payments. The principal balance of $3,756 was paid off in September 2023.
In June 2023, the Company entered into two new short-term loan agreements in the amounts of $8,000 and $6,400 principal. Both loans bear an interest rate of 7.75%, with a maturity date of six months from the loan date. In December 2023, the Company extended the maturity dates to June 2024, one year from the loan dates.
In June 2024, the Company extended the short-term loan with an original principal of $6,400 with a maturity date of six months from the loan date.
As of June 30, 2024 and December 31, 2023, unamortized debt issuance costs were $26 and $4, respectively for short-term notes payable.
During the three months ended June 30, 2024 and 2023 the Company recorded $4 and $11, respectively, in amortization of debt issuance cost within interest expense and during the six months ended June 30, 2024 and 2023 the Company recorded $4 and $22, respectively in amortization of debt issuance costs within interest expense in the condensed consolidated statements of operations and comprehensive income (loss) (unaudited).
Total interest expense related to short-term debt was $124 and $77 for the three months ended June 30, 2024 and 2023, respectively, and total interest expense related to short-term debt was $249 and $157 for the six months ended June 30, 2024 and 2023, respectively.

Table of contents             .flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
The components of the Company’s outstanding long-term debt consisted of the following:

	Interest Rates		Amounts		Maturity Dates
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Long-term notes payable with banks for the purchase of aircrafts
Bank 1	4.0% - 7.3%	4.0% - 7.3%	$16,707	$13,589	Sep 2025 - Feb 2029	Aug 2025 - Feb 2027
Bank 2	4.0% - 7.8%	4.0% - 7.8%	13,093	13,769	Dec 2025 - Apr 2029	Dec 2025 - Jun 2028
Bank 3	Fixed - 2.3% + SOFR**	3.5% Fixed - 2.3% + SOFR**	1,736	7,705	Feb 2026	Jan 2024 - Oct 2026
Bank 4	N/A	2.9% + SOFR**	—	4,082	N/A	Sep 2024 - Dec 2024
Bank 5	5.3% - 6.0%*	5.3% - 6.0%*	3,527	3,759	Jul 2030 - Sep 2030	Jul 2030 - Sep 2030
Bank 6	7.7%	7.7%	1,741	1,843	Jan 2030	Jan 2030
Bank 7	4.0%	4.0%	927	1,061	Sep 2027	Sep 2027
Bank 8	8.8%	n/a	12,568	—	May 2029
Long-term notes payable with financial institutions for the purchase of aircrafts
Financial Institution 1	0.25% + Schwab Loan Rate	0.25% + Schwab Loan Rate	3,140	3,290	Dec 2027	Dec 2027
Financial Institution 2	3.6% - 7.0%	3.6% - 7.0%	8,123	8,435	Nov 2026 - May 2027	Nov 2026 - May 2027
Financial Institution 3	9.0% - 9.5%	9.0% - 9.5%	35,607	22,612	Sep 2030 - Mar 2034	Sep 2033 - Dec 2033
Credit facilities with financial institutions
Financial Institution 4	1.3% + SOFR** - 2.8% + SOFR**	1.3% + SOFR** - 2.8% + SOFR**	70,378	72,688	See disclosure below	See disclosure below
Bridge Notes	n/a	n/a	n/a	n/a	See disclosure below	See disclosure below
Other long-term debt payable
EID loan	See disclosure below	See disclosure below	122	116	See disclosure below	See disclosure below
Long-term debt from VIEs			38,915	40,491
Total Long-term notes payable			206,584	193,440
Less: Unamortized debt issuance costs and debt discount			(271)	(151)
Less: current portion			(22,753)	(26,471)
Long-term notes payable, non-current portion			$183,560	$166,818
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

Table of contents             .flyExclusive, Inc.
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
The lender may impose a restriction that the outstanding balance of the note may not exceed a percentage of the retail value of the collateral. In the event the outstanding value of the loan exceeds the percentage threshold of the collateralized aircraft, the borrowers may be required to make a payment in order to reduce the balance of the loan. Pursuant to the loan agreements, the borrowers must maintain certain debt service ratios (such as cash flow to leverage or certain EBITDA to total borrowings) specific to each lender as long as the borrowers hold outstanding loans. There are approximately forty separate loan agreements (each loan agreement includes the initial agreement and amendments if applicable) with note payable balances outstanding included in the condensed consolidated balance sheets (unaudited) as of June 30, 2024 and December 31, 2023.
As of June 30, 2024 and December 31, 2023, unamortized debt issuance costs were $271 and $151 for long-term notes payable (excluding convertible note), respectively.
During the three months ended June 30, 2024 and 2023 the Company recorded $52 and $15, respectively, in amortization of debt issuance cost within interest expense and during the six months ended June 30, 2024 and 2023 the Company recorded $67 and $41, respectively in amortization of debt issuance within interest expense in the condensed consolidated statements of operations and comprehensive income (loss) (unaudited).
Total interest expense related to long-term debt (excluding convertible note and VIEs) was $3,047 and $2,041 for the three months ended June 30, 2024 and 2023, respectively, and total interest expense was $5,754 and $3,615 for the six months ended June 30, 2024 and 2023, respectively.
The table below presents the Company’s contractual principal payments (not including debt issuance costs) as of June 30, 2024 under then-outstanding long-term debt agreements in each of the next five calendar years (does not include VIE loans):

Fiscal year	Amount
2024	$12,008
2025	75,989
2026	16,847
2027	11,772
2028	4,523
Thereafter	46,530
167,669
Long-term notes payable from VIE	38,915
Debt issuance costs	(271)
Total long-term notes payable	$206,313
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
Interest accrues on the unpaid principal balance at a rate equal to the Overnight LIBOR-Based Rate (a per annum rate of interest which is equal to the greater of: (i) the floor rate 2.25%, and (ii) the sum of Overnight LIBOR plus 2.25%

Table of contents             .flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
(Overnight LIBOR Margin) at the execution date of the promissory note. Interest on each loan will be paid in arrears on the same day of each month, commencing on the one-month anniversary of the promissory note. In addition to the interest payments, a principal payment of each loan will be paid monthly based on an amortization schedule of twelve years. The entire remaining principal balance of the loan, plus all accrued but unpaid interest shall be due and payable on the fifth-year anniversary of the promissory note (the “Term Loan Maturity Date”). Any installment of principal or interest on the loans which are not paid when due shall bear a default interest rate equal to the lesser of (i) the applicable LIBOR-based rate plus 3% per annum, or (ii) the highest rate then permitted by applicable law. A late charge of 5% of any payment will be imposed on any regularly scheduled payment not received by the Lender on or before 15 days from the date such payment is due.
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
In December 2023, the Company entered into the Fourth Amendment of the term loan agreement which decreased maximum available borrowings of the Credit Facility to $15,250. The Company elected to utilize the SOFR-Based Rate upon execution of the amendment and continued to pay interest based on the SOFR-Based Rate as of June 30, 2024.
As of June 30, 2024 and December 31, 2023, the aggregate outstanding balances on the term loan were $10,838 and $13,148, respectively and the Company had approximately $4,412 and $2,102 additional available borrowing capacity under the term loan, respectively. As of June 30, 2024 the term loans bear maturity dates from July 2024 to April 2027.
Credit Facility (Revolving Line of Credit)
In March 2023, the Company entered into a revolving uncommitted line of credit loan with the lender (the “LOC Master Note”). The LOC Master Note provides a line of credit of up to $60,000 and the Company may request one or more loans from time to time until the scheduled maturity date of March 9, 2024 (“LOC Master Note Maturity Date”). The LOC Master Note is collateralized by the Company’s investment accounts with the financial institution.
At the Company’s option, the interest rate on term loans drawn from the LOC Master Note is equal to either the Prime-Based Rate, defined as the greater of 1.25% or the prime rate minus 1.88%, or the Daily Simple SOFR-Based Rate, defined as the greater of 1.25% or the Daily Simple SOFR plus 1.25% (“Interest Rate Option”). The Company agrees to pay accrued interest monthly on the 9th day of each month, beginning with the first of such dates to occur after the date of

Table of contents             .flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
the first Loan, at maturity of this note, and upon payment in full, whichever is earlier or more frequent. After maturity, whether by acceleration or otherwise, interest shall be payable upon demand. The Company may prepay any principal bearing interest at any Interest Rate Option in whole or in part without breakage fee, penalty or premium; provided, however, that if a swap agreement with a Daily Simple SOFR-Based Rate is in effect between Lender and the Company in connection with a Loan made pursuant to this LOC Master Note, any applicable swap breakage fees, penalties, premiums and costs will apply. There is no swap agreement in place as of June 30, 2024.
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
On March 9, 2024, the Company entered into an amendment to the LOC Master Note to extend the maturity date to September 9, 2025. The Master Note continues to provide a line of credit up to $60,000. Pursuant to the amendment, the Company elected the updated interest rate option of SOFR plus 1.50%. As of June 30, 2024, the Company has an outstanding balance of $59,540.
Debt Covenants
Financial covenants contained in the debt borrowings mandate that the Company maintains certain financial metrics, including, but not limited to, debt service coverage ratios, fixed charge cover ratios, or cash flow cover ratios. If the Company is unable to maintain the financial metric, it is a breach of the debt covenant and is considered an event of default. An event of default can result in all loans and other obligations becoming immediately due and payable, including the advance of any sums necessary to cure the event of default, allowing the lenders to seize the collateralized assets, aircraft and the debt agreements being terminated. As of June 30, 2024 and December 31, 2023, the Company was not in compliance with certain financial covenants and obtained waiver request letters from the various lenders. Pursuant to the waiver letters, the lenders agreed to waive the financial covenants as of June 30, 2024 and December 31, 2023. The aggregate balances of outstanding debt obligations for which waiver letters were received was $10,838 and $42,675 as of June 30, 2024 and December 31, 2023, respectively.
Bridge Notes
On October 17, 2022, the Company entered into the EPA with EGA (see Note 1 "Organization and Operations"). In combination with the EPA, the Company entered into a senior subordinated convertible note agreement (the "Bridge Notes") with an investor (“Noteholder”). Pursuant to the convertible note agreement, the Company borrowed and agreed to repay the Noteholder a principal amount of $50,000, which can be increased to a maximum borrowing of $85,000. On October 28, 2022, the Company requested and received the additional $35,000 incremental note funding, bringing the total borrowing amount to $85,000.
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

Table of contents             .flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
derivative upon issuance of the Bridge Notes was $1,441 and recorded this amount as a derivative liability and the offsetting amount as a debt discount as a reduction to the carrying value of the Bridge Notes on the Bridge Note's closing date of October 17, 2022.
Upon closing of the Merger, the outstanding principal balance of the Bridge Notes of $85,000 and accrued PIK interest of $10,503 were automatically converted into 9,550,274 shares of flyExclusive Class A Common Stock, settling the Company's repayment obligation, (See Note 4 "Merger"). Immediately prior to the conversion on the Closing Date, the Company remeasured the associated derivative liability to its fair value as of the Closing Date of $0.
Upon conversion, the Company removed the associated unamortized debt issuance costs of $717 and derivative liability of $0 from the condensed consolidated balance sheets (unaudited) as of December 31, 2023. For the three and six months ended June 30, 2023, the Company recognized an unrealized gain of $107 and unrealized loss of $509 related to the change in fair value of derivative liability within other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss) (unaudited).
As of June 30, 2024 and December 31, 2023, unamortized debt issuance costs related to the Bridge Notes was $0.
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
In April 2024, the Company into an amendment of a short-term promissory note, which as of March 2024, had a maturity date of June 2024, to extend the maturity date to April 2029. The note bears a principal amount of $7,822 and a fixed interest rate of 7.75%. In May 2024, the Company entered into a long-term promissory note in the amount of $12,600. The note bears a fixed interest rate of 8.81%, with a maturity date of five years from the note date.
17. Leases
The Company’s lease arrangements generally pertain to real estate leases and aircraft. The Company leases real estate including hangars and office space under operating leases, ranging from two to thirty years. As of June 30, 2024 and December 31, 2023, the Company operated 32 and 42 aircraft, respectively, under operating leases ranging from two to six years for charter flight services. For the Company’s aircraft leases, in addition to the fixed lease payments for the use of the aircraft, the Company is also obligated to pay into aircraft engine reserve programs and additional variable costs which are expensed as incurred and are not included in the measurement of our leases. These payments amounted to $4,818 and $8,239 for the three and six months ended June 30, 2024, respectively, and $2,759 and $4,709 for the three and six months ended June 30, 2023 respectively. During the six months ended June 30, 2023, the Company entered into sale-leaseback transactions for two aircraft and recognized an aggregate gain of $501 from the transactions. The sale-leaseback transactions qualified as a sale and the associated assets were removed from Property and equipment, net and recorded as Operating lease right-of-use assets on the Company’s condensed consolidated balance sheets (unaudited).
Vehicle leases typically have month-to-month lease terms and are classified as short-term leases.

Table of contents             .flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
The following table sets forth information about the Company’s operating lease costs for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$5,189	$4,291	$10,787	$7,823
Short-term lease cost	403	113	727	223
Total lease costs	$5,592	$4,404	$11,514	$8,046
The following table sets forth supplemental cash flow information about the leases for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
ROU assets obtained in exchange for new operating lease liabilities	$3,571	$23,507

Supplemental balance sheet information related to the leases is as follows:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term – operating leases	9.20 years	8.52 years
Weighted-average discount rate – operating leases	6.63%	6.54%
The Company’s future lease payments under operating leases as of June 30, 2024 are as follows:

Fiscal Year	Amount
Remainder of 2024	$9,849
2025	18,099
2026	15,622
2027	10,444
2028	4,561
Thereafter	40,742
Total undiscounted cash flows	99,317
Less: Imputed interest	(30,079)
Present value of lease liabilities	$69,238
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
Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash (except as described herein with respect to the Private Placement Warrants):

Table of contents             .flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
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
The Warrants are classified as derivative liabilities because they do not meet the criteria in ASC 815-40 to be considered indexed to the entity’s own stock as the warrants could be settled for an amount that is not equal to the difference between the fair value of a fixed number of the entity’s shares and a fixed monetary amount. The Warrants are measured at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded in the condensed consolidated statements of operations and comprehensive income (loss) (unaudited) as a gain or loss. (see Note 5 "Fair Value Measurements" for additional information regarding fair value).
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
During the three and six months ended June 30, 2024, holders of Public Warrants exercised 0 and 3,283,941 warrants, respectively, on a cashless basis, in accordance with the terms of the Public Warrants, resulting in an issuance of 967,045 shares of flyExclusive Class A Common Stock for the six months ended June 30, 2024. As of June 30, 2024, there were 4,333,333 Private Placement Warrants and 2,519,869 Public Warrants outstanding in addition to the Penny Warrants.
For the three and six months ended June 30, 2024, the Company remeasured the fair value of the Warrants and recorded a loss on the change in the fair value of $899 and $3,679, respectively. The loss was recorded to Other income (expense), on the condensed consolidated statements of operations and comprehensive income (loss) (unaudited) for the three and six months ended June 30, 2024. As of June 30, 2024, and December 31, 2023, the condensed consolidated balance sheets (unaudited) and consolidated balance sheets contained warrant liabilities of $5,226 and $2,508, respectively.
19. Employee Benefits
Defined Contribution Plan
The Company established the flyExclusive 401(k) Plan (the “401k Plan”) under Section 401(k) of the Internal Revenue Code. Under the 401k Plan, employees (or “Participants”) with greater than two months of service may contribute

Table of contents             .flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
up to the lesser of Internal Revenue Service guidelines or 100% of their compensation per year subject to the elective limits as defined by IRS guidelines. The Company may make discretionary matching contributions in amounts equal to a uniform percentage or dollar amount of employees’ elective deferrals each plan year. The Company is matching 50% of the first 8% of base compensation that participants contribute to the 401k Plan. Vesting in the Company’s contribution portion of their accounts is based on years of continuous service. A participant is 100% vested after 2 years of credited service.
Investment selections consist of mutual funds. The Company’s contributions to the 401k Plan amounted to $444 and $839 for the three and six months ended June 30, 2024, respectively and $341 and $651 for the three and six months ended June 30, 2023.
Health and Welfare Benefits
The Company provides health and welfare benefits to its employees, including health, life, dental and disability insurance, among others.
20. Stock-based Compensation
2023 Equity Incentive Plan
The aggregate number of shares of Class A Common Stock reserved for future issuance under the 2023 Equity Incentive Plan is 6,000,000 shares. The number of shares available for issuance under the 2023 Equity Incentive Plan will be proportionately adjusted for (i) any increase or decrease in the number of issued and outstanding shares resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the shares, or similar transaction affecting the shares, (ii) any other increase or decrease in the number of issued and outstanding shares effected without receipt of consideration by the Company, or (iii) any other transaction with respect to the Company’s Class A Common Stock including a corporate merger, consolidation, acquisition of property or stock, separation (including a spin-off or other distribution of stock or property), reorganization, liquidation (whether partial or complete) or any similar transaction; provided, however that conversion of any convertible securities of the Company will not be deemed to have been effected without receipt of consideration. The 2023 Equity Incentive Plan will continue in effect for a period of 10 years from the Incentive Plan Effective Date unless sooner terminated. No awards were granted under the 2023 Equity Incentive Plan during the three and six months ended June 30, 2024 or the three and six months ended June 30, 2023 . As of June 30, 2024, 6,000,000 shares of the Company's Class A Common Stock were available for future issuance under the 2023 Equity Incentive Plan.
Employee Stock Purchase Plan
In connection with the Merger, the Board approved the flyExclusive, Inc. Employee Stock Purchase Plan (the “ESPP”), on November 10, 2023 (the "ESPP Effective Date"), at which time the ESPP became effective, subject to stockholder approval. The ESPP was subsequently approved by the stockholders on December 18, 2023. The ESPP provides eligible employees with a means of acquiring an equity interest in the Company through payroll deductions. The aggregate number of shares of Class A Common Stock reserved for future employee purchases under the ESPP is 1,500,000 shares. The ESPP will expire on October 31, 2033, unless sooner terminated by the Board, or when all available shares have been purchased. As of June 30, 2024, no shares had been purchased by employees under the ESPP.
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
The Company’s effective tax rate was 0% for the three and six months ended June 30, 2024. The effective income tax rate differed significantly from the statutory rate of 21%, primarily due to the losses allocated to non-controlling interest and a full valuation allowance against our deferred tax assets where it is more likely than not the deferred tax assets will not be realized.
The Company has assessed the realizability of its net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of

Table of contents             .flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
the deferred tax assets will be realized. The Company has recorded a full valuation allowance against its deferred tax assets as of June 30, 2024, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions in which it operates. Therefore, the Company is subject to tax examination by various taxing authorities. The Company is not currently under examination, and is not aware of any issues under review that could result in significant payments, accruals or material deviation from its tax positions. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities to the extent utilized in a future period. As of June 30, 2024, the tax years from 2019 to present generally remain open to examination by relevant taxing jurisdictions to which the Company is subject.
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
Purchases from Related Parties
LGM Ventures, LLC (“LGMV”) is an entity owned by Thomas James Segrave, Jr. Carolina Air Center, LLC, Crystal Coast Aviation, LLC, and Kinston Jet Center, LLC are subsidiaries of LGMV and sellers of fuel. During the three and six months ended June 30, 2024, the Company purchased a total of $431 and $892 in fuel from subsidiaries of LGMV, respectively. This fuel represents approximately 2% and 2% of the Company’s total fuel purchases during the three and six months ended June 30, 2024 respectively. During the three and six months ended June 30, 2023 the Company purchased a total of $514 and $1,301 in fuel from subsidiaries of LGMV, respectively. This fuel represents approximately 4% and 3% of the Company’s total fuel purchases during the three and six months ended June 30, 2023.
Leases from Related Parties
Kinston Jet Center, LLC, Kinston Jet House, LLC, JS Longitude, and LGM Auto, LLC are subsidiaries of LGMV and lessors of real property and equipment (such as trucks, trailers and vans). During the three and six months ended June 30, 2024 the Company incurred rent expense to subsidiaries of LGMV totaling $1,034 and $2,062, respectively. During the three and six months ended June 30, 2023 the Company incurred rent expense to subsidiaries of LGMV totaling $299 and $656. See Note 17 "Leases" for further details.
Due to Related Parties
Outstanding accounts payable to related parties for fuel and lease purchases from LGMV as of June 30, 2024 and December 31, 2023 were $1,020 and $1,047, respectively .
Sales to Related Parties
The Company allows owners of subsidiaries and lessor SAEs without Equity (“lessor VIEs”) to charter flights at a reduced rate. During the three and six months ended June 30, 2024, the Company recorded $4,440 and $9,691 in charter flight revenue from owners of subsidiaries and lessor VIEs, respectively. During the three and six months ended June 30, 2023, the Company recorded $5,648 and $12,353 in charter flight revenue from owners of subsidiaries and lessor VIEs, respectively.
Receivables from Related Parties
Short term accounts receivable from related parties are comprised of these customer flight activity charges that exceed the prepaid balances of the respective customer’s account and totaled $1,770 and $1,911 as of June 30, 2024 and December 31, 2023, respectively.
Related party receivables from LGMV are immaterial as of June 30, 2024 and December 31, 2023, respectively.
Notes Receivable
In the normal course of its business, the Company finances upfront third-party buyers of their SAEs and holds notes receivable from these buyers. Notes receivable was comprised of $2,330 of a related parties' purchases of 99% ownership

Table of contents             .flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
of a consolidated subsidiary as of June 30, 2024. During the six months ended June 30, 2024, the Company applied $3,973 in notes receivable from a related party towards the Company's purchase of their 99% ownership interest.
Notes receivable was comprised of $2,404 of a related party’s purchase of 99% ownership of a consolidated subsidiary and $3,973 of another related party’s purchase of 99% ownership of a consolidated subsidiary as of December 31, 2023.
Notes Payable to Related Parties - Short Term
In December 2023, the Company issued $15,871 in principal amount of senior secured notes due in December 2024 in a private offering. The notes were issued with a stated rate of 14% and interest is payable monthly in arrears. The senior secured notes will mature one year from the issuance date at which time the full principal amount will be due, along with any accrued unpaid interest. As of June 30, 2024 and December 31, 2023 unamortized debt issuance cost related to the short term senior secured note was $423 and $879, respectively.
Total interest expense related to the senior secured note was $787 and $0 for the three months ended June 30, 2024 and 2023, respectively, and total interest expense related to the senior secured note was $1,563 and $0 for the six months ended June 30, 2024 and 2023, respectively.
On December 27, 2023, the Company entered into an additional promissory note with the EGA Sponsor with a principal amount of $3,947. The promissory note bears an annual interest rate of 8% with a maturity date of September 18, 2024. Total accrued interest related to the EGA Sponsor note was $79 and $0 as of June 30, 2024 and December 31, 2023, respectively.
Total interest expense related to the EGA sponsor note was $79 and $0 for the three months ended June 30, 2024 and 2023, respectively, and total interest expense related to the EGA sponsor note was $158 and $0 for the six months ended June 30, 2024 and 2023, respectively.
The balance of the Short-term notes payable - related party on the consolidated balance sheets was $22,295 and $18,939 as of June 30, 2024 and December 31, 2023, respectively.
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

Table of contents             .flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
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
The obligations of the Borrower under the Note are guaranteed by the Parent Guarantors and by the Personal Guarantor. As of the date that these condensed consolidated financial statements (unaudited) were available to be issued, the Company has drawn $25,643 under the Note. As of June 30, 2024 and December 31, 2023 unamortized debt issuance cost related to the Senior Secured Note was $756 and $0, respectively.
Total interest expense related to the Senior Secured Note was $931 and $0 for the three months ended June 30, 2024 and 2023, respectively and total interest expense related to the Senior Secured Note was $1,488 and $0 for the six months ended June 30, 2024 and 2023, respectively.
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

Table of contents             .flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
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
The following is a schedule by years of future repurchase contingencies under the leases as of six months ended June 30, 2024:

Fiscal Year	Amount
Remainder of 2024	$5,095
2025	8,722
2026	30,799
2027	23,938
2028	5,687
$74,241
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
Preferred Stock
The Company is authorized to issue 25,000,000 shares of preferred stock at a par value of $0.0001 per share. As of June 30, 2024 there were 25,000 shares of preferred stock issued and outstanding.
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

Table of contents             .flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
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
We have recorded both an accretion of dividends payable of $819.4 on Series A Preferred Stock, which equates to $32.78 per share, as well as amortization of discount of $341 and $438 for the three and six months ended June 30, 2024 . These amounts are recorded as an accretion to temporary equity and a reduction in the accumulated deficit within the condensed consolidated statements of shareholders' equity (deficit) / members' equity (deficit) and temporary equity (unaudited).
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

Table of contents             .flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
Class A Common Stock
The Company is authorized to issue 200,000,000 shares of Class A Common Stock at a par value of $0.0001 per share. As of June 30, 2024, there were 17,899,586 shares of Class A Common Stock issued and outstanding.
Class B Common Stock
The Company is authorized to issue 100,000,000 shares of Class B Common Stock at a par value of $0.0001 per share. As of June 30, 2024, there were 59,930,000 shares of Class B Common Stock issued and outstanding. The holders of the Class B Common Stock hold an equal number of LGM Common Units. Beginning on the first anniversary of the Closing Date, the LGM Common Units may be redeemed for either one share of Class A Common Stock or cash, at the election of the Board. For each LGM Common Unit that is redeemed, one Class B Common Stock will be automatically cancelled.
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
Treasury Stock
On December 26, 2023, the underwriter purchased 75,000 shares of EGA Class A common stock on behalf of the Company. The shares were purchased by the underwriter from a public stockholder that elected to reverse its redemption of 75,000 shares of EGA Class A common stock. The shares were purchased for a total purchase price of $818 ($10.90 per share) and the underwriter received reimbursement of $800 from EGA’s Trust Account on December 27, 2023, as well as reimbursement for the remaining $18 from the Company on January 2, 2024. Simultaneously with the closing of the Merger, the 75,000 shares of EGA Class A common stock were automatically exchanged for shares of non-redeemable flyExclusive, Inc. Class A Common Stock and 73,600 shares (out of the above-mentioned 75,000 shares) were granted to employees of the Company as compensation for services provided (the grant date for the 73,600 shares was determined to be December 27, 2023). The shares of flyExclusive Class A Common Stock were fully vested upon grant. As of December 31, 2023, all 75,000 shares were still legally considered to be owned by the underwriter. On January 2, 2024, the 75,000 shares were transferred from the underwriter to the Company, at which time the Company became the owner of record. On January 9, 2024, 73,600 shares were transferred from flyExclusive, Inc.’s ownership to the employee grantees and these 73,600 shares all had flyExclusive employees listed as the owners of record. The 1,400 shares of Class A Common Stock not issued to employees were still held by the Company and classified as treasury stock as of June 30, 2024.
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

Table of contents             .flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
Noncontrolling Interest
The Company held a controlling interest in several entities that are not wholly-owned as described above (see Note 6, "Variable Interest Entities") and net income or net loss of such entities is allocated on a straight percentage basis based on the given terms of each entity’s operating agreement (see percentage below). Net loss attributable to noncontrolling interests for the three and six months ended June 30, 2024 and 2023 was $2,200 and $7,650, and $1,722 and $4,259, respectively.
As of June 30, 2024, the noncontrolling interests in the Company’s consolidated entities are comprised of the following (12 entities):

Entities - Major Owner	Noncontrolling Interest	Company Ownership	Total
Entities 1-3	99%	1%	100%
Entity 4	95%	5%	100%
Entity 5	92%	8%	100%
Entity 6	77%	23%	100%
Entity 7	75%	25%	100%
Entity 8	70%	30%	100%
Entity 9	68%	32%	100%
Entity 10	67%	33%	100%
Entity 11	57%	43%	100%
Entity 12	52%	48%	100%
On March 26, 2024, the Company entered into an agreement with the noncontrolling interests of certain controlled and consolidated aircraft leasing entities to exchange ownership interests involving seven aircraft and their related entities. The purpose of the transactions was to give the Company 100% ownership of certain aircraft. These transfers are accounted for as equity transactions and no gain or loss was recognized during the three and six months ended June 30, 2024. These transfers are included within Acquisitions of non controlling interests on the condensed consolidated statements of shareholders' equity (deficit) / members' equity (deficit) and temporary equity (unaudited). The carrying amounts of the assets and liabilities of the consolidated aircraft leasing entities are not changed. The carrying amounts of the noncontrolling interests are adjusted to reflect the change in the ownership interests of each consolidated aircraft leasing entity.
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

Table of contents             .flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
$35,525 at December 31, 2023, presented within temporary equity on the condensed consolidated statements of shareholders' equity (deficit) / members' equity (deficit) and temporary equity (unaudited).
The redeemable noncontrolling interest is not redeemable until the one year anniversary date of the Closing Date, or December 27, 2024; however, as of its establishment on the Closing Date it was probable of becoming redeemable as its potential future redemption was only dependent upon the passage of time. Therefore, the subsequent measurement of the redeemable noncontrolling interest at each reporting date is determined as the higher of (1) the initial carrying value, increased or decreased for the redeemable noncontrolling interest's share of net income or loss, or (2) the redemption value. In determining the measurement method of redemption value, the Company elected to accrete changes in the redemption value over the period from the date of issuance (the Closing Date) to the earliest redemption date (December 27, 2024) of the instrument using the interest method. Changes in the redemption value are considered to be changes in accounting estimates
As of June 30, 2024 and December 31, 2023, the Company held a 23.0% and 22.0% common interest in LGM Units, respectively. The company is considered the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 23.0% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership.
The net loss attributable to the redeemable noncontrolling interest for the three and six months ended June 30, 2024 was $20,501 and $42,200, respectively.
Changes in the carrying value of the redeemable noncontrolling interest for the period from the six months through June 30, 2024 were as follows:

Balance as of December 31, 2023	$(35,525)
Net loss attributable to redeemable noncontrolling interest	(42,200)
Change in redemption value of redeemable noncontrolling interest	186,707
Balance as of June 30, 2024	$108,982
25. Subsequent Events
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

Table of contents             .flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
2025, the Dividend Rate for Series B Preferred Stock shall be 16.00% per annum. From and after August 1, 2025, the Dividend Rate for Series B Preferred Stock shall be 20.00% per annum.
Dividends will be due and payable quarterly in arrears on the first Trading Day of each fiscal quarter of the Issuer (the “Dividend Payment Date”) by either (A) cash payment or (B) to the extent not declared and paid in cash on the Dividend Payment Date, automatically compounded; provided that, the Company may not declare and pay in cash any dividends prior to the first quarter of the Fiscal Year 2025 Dividend Payment Date. On the Dividend Payment Date with respect to the first fiscal quarter of the Fiscal Year 2025, the Company must declare and pay 50% of the dividends with respect to the period commencing February 1, 2025 and ending March 31, 2025 in cash. On the Dividend Payment Date with respect to the second fiscal quarter of the Fiscal Year 2025, the Company must declare and pay 50% of the dividends with respect to the full Dividend Period (as defined in the Series B Certificate of Designation) with respect to such quarter in cash. On the Dividend Payment Date with respect to the third fiscal quarter of the Fiscal Year 2025, the Company must declare and pay 50% of the dividends with respect to the period commencing July 1, 2025 and ending July 31, 2025 in cash, and the Company must declare and pay 100% of the dividends with respect to the period commencing August 1, 2025 and ending September 30, 2025 in cash. Thereafter, on each subsequent Dividend Payment Date, the Company must declare and pay 100% of the dividends in cash.
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
Overview of Our Business
flyExclusive is a premier owner and operator of curated private aviation experiences dedicated to surpassing passenger expectations for quality, convenience, and safety. Our mission is to be the world’s most vertically integrated private aviation company through capital-efficient program growth, an industry-leading pricing model, optimal dispatch availability, in-house training, and a controlled premium customer experience on modernized aircraft. As of June 30, 2024, we had 93 aircraft in our owned and leased fleet that includes light, midsize, super-midsize, and large jets. As one of the nation’s largest Citation operators, flyExclusive has curated a versatile fleet of Citation CJ3 / CJ3+, Citation Excel / XLS / XLS+, Citation Encore+, Citation Sovereign, Citation X, and Challenger 350 aircraft. We have a long track record of success and growth across a full range of industry services. Our core competitive advantage is the purpose-built, in-house control of decisions and processes needed to operate a successful private aviation company through a range of market environments.
We have a diversified and evolving business model generating charter revenue through our jet club membership program, guaranteed revenue program (“GRP”, which ended in June 2023), fractional program, and maintenance, repair, and overhaul (“MRO”) program. Our chief executive officer and chief financial officer review the financial information presented on a consolidated basis, and accordingly, we operate under one reportable segment, which is charter aviation services.
Jet club revenue is generated from flight operations as well as membership fees. Jet club members are guaranteed access to our fleet of light, midsize and super-midsize aircraft. New members pay a minimum deposit of $0.1 million up to a maximum of $0.5 million depending on their level of membership. Membership levels determine the daily rate a member is charged for future flights. Membership and incidental fees are also applied against a member’s account. The initial and all subsequent deposits to replenish the member’s account are non-refundable.
GRP revenue is derived from contracts with wholesale customers whereby the customer commits to utilize a specified minimum number of hours per quarter in exchange for guaranteed access to aircraft. Each aircraft requires a deposit that is recorded on the balance sheet. Revenue is billed weekly and guaranteed based on contract rates for light, midsize, and super-midsize aircraft. Contract terms allow us to bill for ancillary services based on the circumstances of a flight. Rates are assessed each quarter to account for changes in fuel cost. We did not derive any revenue from GRP subsequent to June 30, 2023 and do not anticipate future revenue from GRP. See discussion of the termination of the GRP Agreement in the following section.
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
Wheels Up (“WUP”) Termination
On June 30, 2023, we served WUP a Notice of Termination of the parties’ Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021 (the “GRP Agreement”). As a result of the termination, we do not believe that the GRP program will generate revenue following the date of the GRP Agreement’s termination, which had a material impact on the financial statements for the year ending December 31, 2023. For some time prior to the termination of the GRP Agreement we were planning, for the strategic reasons of avoiding excessive reliance on a single customer and shifting towards focusing on wholesale and contractual retail customers, to scale down business with WUP, and we had already reflected scaled down revenue accordingly in our publicly disclosed projections. However, the termination of the GRP Agreement will have a material impact on the financial statements beyond 2023 until we are able to successfully effectuate this planned strategic shift and replace the revenue lost from the termination of the GRP Agreement. Additionally, as of June 27, 2023, WUP accounted for $15.7 million in receivables, which was a significant majority of total receivables at that time. When the agreement with WUP was terminated on June 30, 2023 the receivable balances were eliminated, as allowable under relevant accounting standards, by being applied against existing deposits held under the GRP Agreement. The GRP Agreement provided for an orderly draw down period of the designated aircraft at a maximum of two aircraft per month. The Company submitted a bill for monies due under the GRP Agreement during the draw down period through July 31, 2024. Billed but unrecorded amounts through June 30, 2024 totaled $59.0 million.

See the section entitled “Risk Factors — Risks Relating to LGM - On June 30, 2023, we terminated our agreement with Wheels Up that accounted for a significant portion of our total revenues the past two years. Such termination could have an adverse effect on our business, results of operations and financial condition if we fail to materially replace the revenue derived from Wheels Up moving forward as expected” in our Annual Report on Form 10-K for the year ended December 31, 2023 and Note 23 "Commitments and Contingencies" of the notes to the condensed consolidated financial statements (unaudited) consolidated financial statements included elsewhere in this Report, for more information on the WUP termination.
Fleet Modernization
During the fourth quarter of 2023, we began the process of modernizing our fleet. Our plan is to sell a portion of our fleet that is older and replace those aircraft with newer models, which will grant our customers access to newer aircraft. In connection with this effort, within the first six months of 2024, we recorded a portion of the fleet as being held for sale. We expect the fleet modernization to take place over the next two years and do not anticipate a material decline to revenue as we will replace sold models with the newer aircraft which offer increased availability and operating efficiency.
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

As of June 30, 2024, we had applied for $9.5 million and received $9.0 million of ERC. Our legal counsel has issued a legal opinion that we, more likely than not, qualified for the ERC. However, it remains uncertain whether we meet the qualifications required to receive the ERC. Therefore, the balance was included in accrued expenses and other current liabilities in the consolidated balance sheets should we be required to potentially repay the ERC.
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
Adjusted EBITDA
We calculate Adjusted EBITDA as net income (loss) adjusted for (i) interest income (expense), (ii) income tax expense, (iii) depreciation and amortization, (iv) equity-based compensation, (v) public company readiness expenses, (vi) non-cash loss on assets held for sale, which represents the impairment charges recognized on assets designated for sale prior to their disposal, (vii) gain on forgiveness of CARES Act Loan, (viii) change in fair value of derivative liability, and (ix) change in fair value of warrant liabilities.
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
The following table reconciles Adjusted EBITDA to net loss, the most directly comparable GAAP measure (in thousands):

	Six Months Ended June 30,
	2024	2023
Net income (loss)	$(60,844)	$(5,881)
Add (deduct):
Interest income	(2,440)	(2,193)
Interest expense	10,321	9,927
Depreciation and amortization	13,173	13,477
Public company readiness expenses(1)	—	5,412
Non-cash loss on assets held for sale	626	—
Gain on forgiveness of CARES Act Loan	—	(339)
Change in fair value of derivative liability	—	(107)
Change in fair value of warrant liabilities	3,679	—
Adjusted EBITDA	$(35,485)	$20,296
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
The following table summarizes our key operating metrics:

	June 30,
	2024	2023
Ending aircraft on certificate	93	93

	Six Months Ended June 30,
	2024	2023
Members contributing to revenues*	816	639
Active members	723	631
Average aircraft on certificate	98	93
Aircraft contributing to revenues	91	91
Total flight hours**	32,770	28,118
Total hours per aircraft***	333.5	302.2
Members per aircraft*	9.7	8.0
*Members contributing to revenues are defined as the number of contractual retail members - club, fractional, and partnership members - that contributed to revenues during the reporting period. GRP customers do not represent contractual retail, and thus are not considered “members”.
**The Company’s historical flight hours for the six months ended June 30, 2024 and June 30, 2023, without flight hours derived from GRP were as follows: 32,770 hours for the six months ended June 30, 2024 and 20,298 hours for the six months ended June 30, 2023.
***The Company’s historical hours per aircraft for the six months ended June 30, 2024 and June 30, 2023, without flight hours derived from GRP were as follows: 333.5 hours per aircraft for the six months ended June 30, 2024 and 218.3 hours per aircraft for the six months ended June 30, 2023.
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
Members per aircraft
We define members per aircraft as members contributing to revenues divided by aircraft contributing to revenues. We use members per aircraft to control the customer experience through the management of our customer to aircraft ratio. For the six months ended June 30, 2024, 98.7% of our customers were fulfilled on our fleet without the potential high-cost of reliance of third parties to meet demand. An optimal customer to aircraft ratio allows us to gain a competitive advantage by having sufficient aircraft available to meet member demand and be flexible to backfill unused aircraft for wholesale use.
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

Results of Operations
Results of Our Operations for the Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023
The following table sets forth our results of operations for the six months ended June 30, 2024 and 2023 (in thousands, except percentages):

	Six Months Ended June 30,		Change in
	2024	2023	$	%
Revenue	$158,985	$177,370	$(18,385)	(10.4%)
Costs and expenses
Cost of revenue	146,989	130,274	16,715	12.8%
Selling, general and administrative	46,673	34,485	12,188	35.3%
Depreciation and amortization	13,173	13,477	(304)	(2.3%)
Loss (gain) on aircraft held for sale	1,417	(2,865)	4,282	149.5%
Total costs and expenses	208,252	175,371	32,881	18.7%
Income (loss) from operations	(49,267)	1,999	(51,266)	N/M(1)
Other income (expense)
Interest income	2,440	2,193	247	11.3%
Interest expense	(10,321)	(9,927)	(394)	(4.0%)
Gain on forgiveness of CARES Act loan	—	339	(339)	N/M(1)
Change in fair value of derivative liability	—	107	(107)	N/M(1)
Change in fair value of warrant liabilities	(3,679)	—	(3,679)	N/M(1)
Other expense	(17)	(592)	575	97.1%
Total other expense, net	(11,577)	(7,880)	(3,697)	(46.9)%
Income (loss) before income taxes	(60,844)	(5,881)	(54,963)	N/M(1)
Income tax benefit	—	—	—	—
Net income (loss)	(60,844)	(5,881)	(54,963)	N/M(1)
Less: Net loss attributable to redeemable noncontrolling interests	(42,200)	—	(42,200)	N/M(1)
Less: Net loss attributable to noncontrolling interests	(7,650)	(4,259)	(3,391)	(79.6%)
Net income (loss) attributable to flyExclusive, Inc.	$(10,994)	$(1,622)	$(9,372)	N/M(1)
(1) "N/M" is defined as ratio not meaningful.
Revenue

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
Jet club and charter	$146,917	$106,828	$40,089	37.5%
Guaranteed revenue program	—	66,916	(66,916)	(100.0)%
Fractional ownership	8,334	1,809	6,525	360.7%
Maintenance, repair, and overhaul	3,734	1,817	1,917	105.5%
Total revenue	$158,985	$177,370	$(18,385)	(10.4%)
Jet club and charter revenue increased by $40.1 million, or 38%, to $146.9 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Jet club and charter flight hours increased by 61.1%, partially offset by 14.6% decrease in effective hourly rates during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
GRP revenue decreased by $66.9 million, or 100%, to $0 for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The decrease was due to the termination of the WUP agreement that occurred on June 30, 2023, resulting in no GRP revenue during 2024.

Fractional ownership revenue increased by $6.5 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 due to fractional membership growth.
Maintenance, repair, and overhaul revenue increased by $1.9 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 due to an increase in in external services for outside customers.
We expect our revenue to increase over time as a result of adding aircraft to our fleet and forecasted membership growth.
Costs and expense
Cost of revenue
Cost of revenue increased by $16.7 million, or 13%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to:
-An increase of $2.9 million for salaries and wage related expense;
-An increase of $2.9 million for aircraft lease expense;
-An increase of $3.9 million for aircraft repair and maintenance;
-An increase of $4.2 million for affiliate lift expense;
-An increase of $2.9 million in overhaul program expense;
-An increase of $0.9 million for ground expenses; and
-A decrease of $1.4 million for insurance and aircraft Wi-Fi.
The remaining fluctuations were not individually significant.
Selling, general and administrative
Selling, general and administrative expenses increased by $12.2 million, or 35%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in selling, general and administrative expenses was primarily attributable to:
-An increase of $7.5 million in personnel-related expenses
-An increase of $1.9 million in bad debt expense;
-An increase of $2.3 million in insurance expense.
The remaining fluctuations were not individually significant.
Depreciation and amortization
Depreciation and amortization expenses decreased by $0.3 million, or 2%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily due to an decrease in depreciation expense resulting from a decrease in owned aircraft.
Loss (gain) on aircraft held for sale
Loss (gain) on aircraft held for sale changed by $4.3 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 as a result of a portion of the fleet being classified as held for sale at the current period-end without similar activity for the six months ended June 30, 2023, and as a result of the favorable environment for selling aircraft for the six months ended June 30, 2023 as compared to the six months ended June 30, 2024.
Other income (expense)
Interest income
Interest income increased by $0.2 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily as a result of an increase in interest income on treasury bills.
Change in fair value of derivative liability
Change in fair value of derivative liability changed by $0.1 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to the identification and measurement of an embedded derivative related to our convertible notes in 2023. There was no comparable activity in 2024 due to the conversion of the note in the prior year.

Change in fair value of warrant liabilities
Change in fair value of warrant liabilities changed by $3.7 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to warrants recorded during the fourth quarter of 2023 as a result of the Merger as well as additional warrants issued in the first quarter of 2024. There was no comparable activity in the first half of 2023.
Other expense
Other expense changed by $0.6 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily as a result of a $0.2 million decrease in realized losses on securities.
The remaining fluctuations were not individually significant.
Results of Our Operations for the Three Months Ended June 30, 2024 compared to the Three Months Ended June 30, 2023.
The following table sets forth our results of operations for the three months ended June 30, 2024 and three months ended June 30, 2023 (in thousands, except percentages):

	Three Months Ended June 30,		Change in
	2024	2023	$	%
Revenue	$79,013	$100,338	$(21,325)	(21.3)%
Costs and expenses
Cost of revenue	72,755	65,084	7,671	11.8%
Selling, general and administrative	21,490	18,554	2,936	15.8%
Depreciation and amortization	6,682	7,062	(380)	(5.4)%
Loss (gain) on aircraft held for sale	(72)	(762)	690	90.6%
Total costs and expenses	100,855	89,938	10,917	12.1%
Income (loss) from operations	(21,842)	10,400	(32,242)	N/M(1)
Other income (expense)
Interest income	1,162	1,099	63	5.7%
Interest expense	(5,666)	(5,312)	(354)	(6.7)%
Gain on forgiveness of CARES Act loan	—	339	(339)	N/M(1)
Change in fair value of derivative liability	—	(509)	509	N/M(1)
Change in fair value of warrant liabilities	(899)	—	(899)	N/M(1)
Other expense	(609)	(192)	(417)	N/M(1)
Total other expense, net	(6,012)	(4,575)	(1,437)	(31.4)%
Income (loss) before income taxes	(27,854)	5,825	(33,679)	N/M(1)
Income tax benefit	—	—	—	—
Net income (loss)	(27,854)	5,825	(33,679)	N/M(1)
Less: Net loss attributable to redeemable noncontrolling interests	(20,501)	—	(20,501)	N/M(1)
Less: Net loss attributable to noncontrolling interests	(2,200)	(1,722)	(478)	(27.8)%
Net income (loss) attributable to flyExclusive, Inc.	$(5,153)	$7,547	$(12,700)	(168.3)%
(1) "N/M" is defined as ratio not meaningful.
Revenue

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
Jet club and charter	$72,493	$56,307	$16,186	28.7%
Guaranteed revenue program	—	41,956	(41,956)	N/M(1)
Fractional ownership	4,276	962	3,314	344.5%
Maintenance, repair, and overhaul	2,244	1,113	1,131	101.6%
Total revenue	$79,013	$100,338	$(21,325)	(21.3)%
(1) "N/M" is defined as ratio not meaningful.

Jet club and charter revenue increased by $16.2 million, or 29%, to $72.5 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Jet club and charter flight hours increased by 52.3%, partially offset by a 15.5% decrease in effective hourly rates during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
GRP revenue decreased by $42.0 million to $0 for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The decrease was due to the termination of the WUP agreement that occurred on June 30, 2023, resulting in no GRP revenue during 2024.
Fractional ownership revenue increased by $3.3 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 due to fractional membership growth.
Maintenance, repair, and overhaul revenue increased by $1.1 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 due to an increase in external services for outside customers.

Costs and expense
Cost of revenue
Cost of revenue increased by $7.7 million, or 12%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to:
-An increase of $1.4 million for salaries and wage related expense;
-An increase of $1.0 million for aircraft lease expense;
-An increase of $2.0 million for aircraft repair and maintenance;
-An increase of $2.5 million for affiliate lift expense;
-An increase of $0.9 million in overhaul program expense;
-An increase of $0.4 million for ground expenses;
-An increase of $0.5 million for fuel expense; and
-A decrease of $1.0 million for insurance and aircraft Wi-Fi.
The remaining fluctuations were not individually significant.
Selling, general and administrative
Selling, general and administrative expenses increased by $2.9 million, or 16%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase in selling, general and administrative expenses was primarily attributable to:
-A decrease of $1.5 million in professional fees, advertising, and marketing costs;
-An increase of $3.3 million in personnel-related expenses
-An increase of $0.2 million in bad debt expense;
-An increase of $1.3 million in insurance expense.

The remaining fluctuations were not individually significant.
Depreciation and amortization
Depreciation and amortization expenses decreased by $0.4 million, or 5%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily due to an decrease in depreciation expense resulting from a decrease in owned aircraft.
Loss (gain) on aircraft held for sale
Loss (gain) on aircraft held for sale changed by $0.7 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 as a result of a portion of the fleet being classified as held for sale at the current period-end without similar activity for the three months ended June 30, 2023, and as a result of the favorable environment for selling aircraft for the three months ended June 30, 2023 as compared to the three months ended June 30, 2024.
Other income (expense)
Interest income
Interest income increased by $0.1 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily as a result of an increase in interest income on treasury bills.
Change in fair value of derivative liability
Change in fair value of derivative liability changed by $0.5 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to the identification and measurement of an embedded derivative related to our convertible notes in 2023. There was no comparable activity in 2024 due to the conversion of the note in the prior year.
Change in fair value of warrant liabilities
Change in fair value of warrant liabilities changed by $0.9 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to warrants recorded during the fourth quarter of 2023 as a result of the Merger as well as additional warrants issued in the first quarter of 2024. There was no comparable activity in the second quarter of 2023.
Other expense
Other expense changed by $0.4 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
The remaining fluctuations were not individually significant.

Liquidity and Capital Resources
Sources and Uses of Liquidity
Our principal sources of liquidity have historically consisted of financing activities, including proceeds from equity sales and notes payable, and operating activities, primarily from the increase in deferred revenue associated with prepaid flights. As of June 30, 2024 we had $9.3 million of cash and cash equivalents, $69.4 million in short-term investments in securities and $4.4 million available borrowing capacity under the 2018 Term Loan. As of June 30, 2024, we had $0.5 million of available borrowing capacity under the 2023 Revolving Line of Credit. Our cash equivalents primarily consist of liquid money market funds, and our investments primarily consist of fixed-income securities including corporate bonds, government bonds, municipal issues, and U.S. treasury bills.
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
We believe factors that could affect our liquidity include our rate of revenue growth, changes in demand for our services, competitive pricing pressures, other growth initiatives, our ability to keep increases in operating expenses in line with growth in revenues, and overall economic conditions. In addition, because of the current disparity between the $11.50 per share exercise price of our outstanding Public Warrants and Private Placement Warrants and the current trading price of the Class A Common Stock, which closed on August 2, 2024, at $4.120 per share, we are unlikely to receive significant proceeds from the exercise of warrants in the near term. To the extent that our current liquidity is insufficient to fund future activities, we would need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through debt financing arrangements. If we raise additional funds by issuing equity securities, the ownership of existing shareholders will be diluted. The incurrence of additional debt financing might be restricted or prohibited by the terms of our current or future debt obligations and would result in debt service obligations, and any such debt could include operating and financing covenants that could restrict our operations. In the event that additional funds are required from outside sources, we might not be able to raise funds on terms acceptable to us or at all. If we are unable to source external financing, we could be forced to delay, reduce, suspend or cease our working capital requirements, capital expenditures and business development efforts, which would have a negative impact on our business, prospects, operating results and financial condition.
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
Credit Facility (Term Loan)
In August 2018, we entered into a term loan agreement with a maximum borrowing capacity of $12.3 million. We have since entered into amended term loan agreements, which have raised the maximum borrowing capacity to $15.3 million as of June 30, 2024.
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
The duration of our leases varies from two to 30 years, and the leases are generally operating leases. Our vehicle leases are typically month-to-month and are classified as short-term leases.
See Note 17 "Leases" to our financial statements included elsewhere in this Report for further detail of our lease arrangements.
Short-Term Expenditures
We currently anticipate that cash required for expenditures for the next 12 months is approximately $121.6 million, which includes accounts payable of $30.7 million, accrued expenses and other current liabilities of $24.4 million, short-term notes payable of $28.5 million, the current portion of long-term debt contractual principal payments due of $22.8 million and lease payments of $15.2 million. We plan to refinance contractual principal payments that comprise the short-term debt liability as they become due. As stated above, we have maintained a positive relationship with our debtholders and have not historically had any difficulty refinancing our debt obligations. Based on our historical experience and the fact that we have not suffered any decline in creditworthiness, we expect that our cash on hand and cash earnings will enable us to secure the necessary refinancing. The accounts payable, accrued expenses, and lease liabilities will be settled using a combination of cash generated by operations, sale of investments and incremental borrowing activity, if necessary.
Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Item 1A, "Risk Factors — Risks Related to Our Business and Industry." as described in our Annual Report on Form 10-K for the year ended December 31, 2023.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(42,170)	$(7,322)
Investing activities	3,451	(15,470)
Financing activities	36,432	13,806
Net decrease in cash and cash equivalents	$(2,287)	$(8,986)
Net cash flows from operating activities
Net cash used in operating activities for the six months ended June 30, 2024 was $42.2 million, resulting from our net loss of $60.8 million, $13.2 million of depreciation and amortization, a $0.5 million change in amortization of contract costs, a $0.7 million change in non-cash interest expense, a $10.8 million change in non-cash rent expense, $1.4 million loss on aircraft held for sale, a $1.9 million increase in the provision for credit losses, a $1.5 million change in fair value of a Private Placement Warrant liability, a $4.6 million change in the fair value of the Public Warrant liability, and a $12.1 million decrease from net changes in operating assets and liabilities, partially offset by a $1.4 million change in non-cash interest income and a $2.3 million change in the fair value of Penny Warrant liability. The $12.1 million decrease from operating assets and liabilities is primarily due to a $1.1 million decrease from other receivables, $0.9 million decrease from parts and supplies inventory, a $11.0 million decrease from operating lease liabilities a $3.9 million decrease from current liabilities, and $2.8 million decrease from deferred revenue, partially offset by a $0.8 million increase from prepaid and other current assets, and a $0.5 million increase from accounts payable and a $6.4 million increase from other non-current liabilities.
Net cash used in operating activities for the six months ended June 30, 2023 was $7.3 million resulting from our net loss of $5.9 million, $13.5 million of depreciation and amortization, a $4.9 million change in non-cash interest expense, a $7.8 million change in non-cash rent expense, and a $23.5 million decrease from net changes in operating assets and liabilities, partially offset by non-cash interest income of $1.6 million and gain on aircraft held for sale of $2.9 million. The $23.5 million cash outflow from operating assets and liabilities is primarily due to a $2.0 million decrease from related party accounts receivable, a $2.0 million decrease from parts and supplies inventory, a $0.8 million decrease from prepaid expenses and other current assets, $6.7 million cash outflow from operating lease liabilities, and $37.5 million cash outflow from customer deposits. Cash outflow from operating assets and liabilities is partially offset by a $11.2 million cash inflow from accounts receivable, $1.1 million cash inflow from other receivables, a $3.4 million cash inflow from other current liabilities, a $5.3 million increase from deferred revenue, and a $2.6 million cash inflow from other non-current liabilities.
Net cash flows from investing activities
Net cash provided by investing activities for the six months ended June 30, 2024 was $3.5 million, primarily due to proceeds from the sale of property and equipment of $23.7 million, proceeds from the sale of investments of $44.5 million, and the paydown of notes receivable of $15.0 million. Partially offsetting the increase in net cash provided by investing activities were purchases of property and equipment of $28.1 million, purchases of engine overhauls of $9.8 million, and purchases of investments of $41.6 million.
Net cash used in investing activities for the six months ended June 30, 2023 was $15.5 million primarily due to purchases of property and equipment of $36.8 million, purchases of engine overhauls of $9.1 million, and purchases of investments of $58.2 million. Partially offsetting the increase in net cash used in investing activities were proceeds from sales of property and equipment of $29.5 million and proceeds from sales of investments of $59.5 million.

Net cash flows from financing activities
Net cash provided by financing activities for the six months ended June 30, 2024 was $36.4 million, resulting primarily from proceeds from debt of $71.4 million to fund purchases of property and equipment, investments, and engine overhauls and proceeds from the issuance of preferred equity of $24.3 million. Partially offsetting the increase in net cash provided by financing activities was repayment of debt of $50.5 million, payment of debt issuance costs of $2.8 million, and net cash distributions to noncontrolling interests of $5.9 million.
Net cash provided by financing activities for the six months ended June 30, 2023 was $13.8 million primarily resulting from proceeds from debt of $65.2 million, million, partially offset by repayments of debt of $21.8 million, repayments of deferred financing costs of $1.2 million and net cash distributions to members and noncontrolling interests of $28.4 million.
Contractual Obligations, Commitments and Contingencies
Our principal commitments consist of contractual cash obligations under our borrowings with banks, and operating leases for certain controlled aircraft, corporate headquarters, and operational facilities, including aircraft hangars. Our obligations under our borrowing arrangements are described in Note 16 "Debt" and for further information on our leases, see Note 17 "Leases" of the accompanying consolidated financial statements included elsewhere in this Report.
From time to time, we are involved in various litigation matters arising in the ordinary course of business. We believe that we have meritorious arguments in our current litigation matters and that any outcome, either individually or in the aggregate, will not be material to our financial position or results of operations.
Critical Accounting Policies and Estimates
There have been no significant changes to the Company's critical accounting policies during the six months ended June 30, 2024 as compared with those disclosed within Part II, Item 7 — “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2023, aside from those included below:
Public Warrants, Private Warrants and Penny Warrants
As of June 30, 2024 the Company has the following warrants issued, (i) the Public Warrants initially included in the EGA units issued in EGA's initial public offering, (ii) the warrants of EGA held by EG Sponsor LLC (the “EGA Sponsor”) that were issued to the EGA Sponsor at the closing of EGA's initial public offering (the "Private Placement Warrants,"), and (iii) warrants issued on March 4, 2024 in connection with the Series A Preferred Stock offering (the "Penny Warrants" and together with the Public Warrants and Private Placement Warrants, the "Warrants").
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
The Company recorded the Warrants as liabilities on the condensed consolidated balance sheets (unaudited) at fair value, with subsequent changes in the fair value recognized in the condensed consolidated statements of operations and comprehensive income (loss) (unaudited) at each reporting date.

Temporary Equity
We account for our common and preferred stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common and preferred stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common and preferred stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Series A Preferred Stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 25,000 shares of Series A Preferred Stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets at June 30, 2024.
Aircraft Sales and Aircraft Held for sale
The Company occasionally sells aircraft held for use from its fleet. The (gain) or loss from each transaction is recognized upon completion of the sale as a Loss (gain) on aircraft held for sale on the condensed consolidated statements of operations and comprehensive income (loss) (unaudited).
Loss (gain) on aircraft held for sale consists of the (gain) or loss on aircraft previously held for use as property and equipment and subsequently elected to actively market for sale. When a decision is made to actively market for sale, depreciation is discontinued, and aircraft held for sale is recorded at the lower of carrying value and fair value less costs to sell. We presented aircraft assets held for sale at the lower of their current carrying value or their fair market value less costs to sell. The fair values are based upon observable and unobservable inputs, including market trends and conditions. The assumptions used to determine the fair value of the assets held for sale are subject to inherent uncertainty and could produce a wide range of outcomes which the Company will continue to monitor in future periods as new information becomes available. Prior to the ultimate sale of the assets, subsequent changes in the estimate of the fair value of the assets held for sale will be recorded as a (gain) or loss with a corresponding adjustment to the assets’ carrying value. Impairment is included within Loss (gain) on aircraft held for sale within the loss from operations on the Company’s condensed consolidated statements of operations and comprehensive income (loss) (unaudited).
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
We have chosen to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of SOX, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (United States) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. We may remain an “emerging growth company” until the last day of the fiscal year following the fifth anniversary of the completion of this offering. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenue equals or exceeds $1.07 billion or we issue more than $1.0 billion of non-

convertible debt in any three-year period, we will cease to be an “emerging growth company” prior to the end of such five-year period.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on their evaluation, we concluded that, at the end of the period covered by this Report, our disclosure of controls and procedures were not effective due to material weaknesses in the Company’s internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2023.
Changes in Internal Control Over Financial Reporting
Except for the continuing remediation efforts previously reported in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Please see Note 23 "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this Report for a description of legal proceedings.
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
Issuer Purchases of Equity Securities
We did not make any purchases of our common stock during the three months ended June 30, 2024, which is the second quarter of our fiscal year.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Insider Trading Arrangements - During the quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).
Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION	FILED HEREWITH	FORM	EXHIBIT	FILING DATE
3.1	Certificate of Designation of Series B Convertible Preferred Stock, filed with the Delaware Secretary of State on August 8, 2024.		8-K	3.1	8/12/2024

4.1	Form of Warrant		8-K	4.1	8/12/2024
10.1	Securities Purchase Agreement, dated August 8, 2024, by and among flyExclusive, Inc. and the Purchasers named therein.		8-K	10.1	8/12/2024
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer and the President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Shareholders' Equity (Deficit) / Members' Equity (Deficit) and Temporary Equity , (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

FLYEXCLUSIVE, INC.

Dated: August 14, 2024	By:	/s/ Thomas James Segrave, Jr.
	Name:	Thomas James Segrave, Jr.
	Title:	Chief Executive Officer and Chairman

Dated: August 14, 2024	By:	/s/ Zachary M. Nichols
	Name:	Zachary M. Nichols
	Title:	Chief Accounting Officer

Dated: August 14, 2024	By:	/s/ Matthew Lesmeister
	Name:	Matthew Lesmeister
	Title:	Chief Financial Officer