Form 10-Q
period 2024-09-30
FLYEXCLUSIVE INC.
filed 2024-11-14
CIK 1843973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                                ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The Registrant had outstanding 18,199,586 shares of Class A Common Shares, par value $0.0001 per share, and 59,930,000 shares of Class B Common Shares, par value $0.0001 per share as of September 30, 2024.

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
•the risks associated with our indebtedness, including the Senior Note (as defined herein), and our debt's potential impact on our business and financial condition;
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

Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results may vary in material respects from those expressed or implied by these forward-looking statements. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and we assume no obligation and do not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Table of contents            flyExclusive, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share amounts)	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$18,654	$11,626
Accounts receivable, net	1,601	849
Other receivables	6,257	4,460
Due from related parties, current portion	1,892	1,911
Notes receivable, current portion	158	301
Parts and supplies inventory, net	5,978	5,142
Investments in securities	61,415	71,230
Prepaid engine overhauls, current portion	12,792	14,522
Aircraft held for sale, current portion	18,867	—
Prepaid expenses and other current assets	5,670	6,752
Total current assets	133,284	116,793
Notes receivable, non-current portion, net	6,120	21,177
Property and equipment, net	237,045	253,976
Aircraft held for sale, non-current portion	6,724	—
Operating lease right-of-use assets	66,387	84,649
Intangible assets, net	1,728	2,234
Prepaid engine overhauls, non-current portion	35,113	41,531
Other non-current assets	746	670
Total assets	$487,147	$521,030

Table of contents            flyExclusive, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (continued)

(in thousands, except share amounts)	September 30, 2024	December 31, 2023
LIABILITIES, STOCKHOLDERS’ (DEFICIT) / MEMBERS' EQUITY, AND TEMPORARY EQUITY
Current liabilities
Accounts payable	$26,110	$30,172
Excise tax payable	1,188	1,032
Long-term notes payable, current portion	81,359	26,471
Deferred revenue, current portion	87,542	83,914
Operating lease liabilities, current portion	14,748	17,907
Other current liabilities	26,677	28,705
Short-term notes payable	6,062	14,396
Short-term notes payable - related party	22,455	18,939
Total current liabilities	266,141	221,536
Long-term notes payable, non-current portion	116,517	166,818
Long-term notes payable - related party, non-current portion	21,314	—
Operating lease liabilities, non-current portion	52,663	68,100
Deferred revenue, non-current portion	12,674	10,026
Warrant liabilities	3,726	2,508
Other non-current liabilities	23,142	16,712
Total liabilities	$496,177	$485,700
Commitments and contingencies (Note 23)
Temporary equity
Redeemable noncontrolling interest	135,033	(35,525)
Series A preferred stock, par value $0.0001; 25,000,000 shares authorized and 25,000 shares issued and outstanding	22,618	—
Series B preferred stock, par value $0.0001; 25,000,000 shares authorized and 25,510 shares issued and outstanding	14,024	—
Stockholders' equity (deficit)
Accumulated other comprehensive income/(loss)	109	(69)
Class A common stock; par value $0.0001; 200,000,000 and 200,000,000 shares authorized; 18,199,586 and 16,647,529 shares issued and outstanding, respectively	2	2
Class B common stock; par value $0.0001; 100,000,000 and 100,000,000 shares authorized; 59,930,000 and 59,930,000 shares issued and outstanding, respectively	6	6
Additional paid-in capital	9,453	126,978
Accumulated deficit	(201,590)	(80,456)
Total flyExclusive stockholders’ (deficit) / equity	(192,020)	46,461
Noncontrolling interests	11,315	24,394
Total stockholders’ (deficit) / equity	(180,705)	70,855
Total liabilities, temporary equity and stockholders' / members' equity	$487,147	$521,030
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Table of contents             flyExclusive, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share amounts)	2024	2023	2024	2023
Revenue	$76,923	$62,027	$235,908	$239,397
Costs and expenses
Cost of revenue	68,238	63,290	215,227	193,564
Selling, general and administrative	20,001	17,472	66,674	51,957
Depreciation and amortization	6,110	6,699	19,283	20,176
Loss (gain) on aircraft held for sale	3,480	(9,570)	4,897	(12,435)
Total costs and expenses	97,829	77,891	306,081	253,262
Loss from operations	(20,906)	(15,864)	(70,173)	(13,865)
Other income (expense)
Interest income	979	796	3,419	2,989
Interest expense	(5,619)	(5,674)	(15,940)	(15,601)
Gain on forgiveness of CARES Act loan	—	—	—	339
Change in fair value of derivative liability	—	(3,684)	—	(3,577)
Change in fair value of warrant liabilities	1,500	—	(2,179)	—
Other expense	(90)	(144)	(107)	(736)
Total other income (expense), net	(3,230)	(8,706)	(14,807)	(16,586)
Loss before income taxes	(24,136)	(24,570)	(84,980)	(30,451)
Income tax benefit	—	—	—	—
Net loss	(24,136)	(24,570)	(84,980)	(30,451)
Less: Net loss attributable to redeemable noncontrolling interests	(18,515)	—	(60,715)	—
Less: Net income (loss) attributable to noncontrolling interests	653	(2,503)	(6,997)	(6,762)
Net loss attributable to flyExclusive, Inc.	(6,274)	(22,067)	(17,268)	(23,689)
Add: Series A Preferred Dividends	(1,000)	—	(2,257)	—
Add: Series B Preferred Dividends	$(451)		(451)
Net loss attributable to common stockholders	$(7,725)	$(22,067)	$(19,976)	$(23,689)
Basic and Diluted Earnings (Loss) Per Share*	$(0.32)		$(0.85)
Weighted Average Common Shares Outstanding (Basic & Diluted)*	24,275,741		23,586,260

Other comprehensive loss
Net loss attributable to flyExclusive, Inc.	$(6,274)	$(22,067)	$(17,268)	$(23,689)
Unrealized gains (losses) on available-for-sale debt securities	371	(352)	179	(335)
Comprehensive loss attributable to flyExclusive, Inc.	$(5,903)	$(22,419)	$(17,089)	$(24,024)
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).
*Basic and diluted earnings (loss) per share has not been presented for the three and nine months ended September 30, 2023 in the condensed consolidated statements of operations and comprehensive loss (unaudited). As a result of the Merger (as defined in Note 4 "Merger"), the Company's capital structure was significantly altered. The Company determined that presenting earnings per share for periods prior to the Merger would not result in values meaningful to the users of the condensed consolidated financial statements (unaudited). See Earnings per Share in Note 2 "Summary of Significant Accounting Policies" and Note 3 "Earnings (Loss) Per Share" for further discussion.

Table of contents                        flyExclusive, Inc.
Condensed Consolidated Statements of Shareholders' Equity (Deficit) / Members' Equity (Deficit) and Temporary Equity (Unaudited)

	Temporary Equity			Permanent Equity
(in thousands, except share amounts)	Redeemable noncontrolling interest	Series A Preferred stock	Series B Preferred stock	Class A Common stock		Class B Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total flyExclusive stockholders’ equity (deficit)	Noncontrolling Interests	Total stockholders’ equity (deficit) / members' equity
				Shares	Amount	Shares	Amount
Balances at December 31, 2023	$(35,525)	$—	$—	16,647,529	$2	59,930,000	$6	$126,978	$(69)	$(80,456)	$46,461	$24,394	$70,855
Contributions from non controlling interests	—	—	—	—	—	—	—	—	—	—	—	157	157
Distributions to non controlling interests	—	—	—	—	—	—	—	—	—	—	—	(2,455)	(2,455)
Acquisitions of non controlling interests	—	—	—	—	—	—	—	(1,984)	—	—	(1,984)	(1,434)	(3,418)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	—	(169)	—	(169)	—	(169)
Exchange of warrants for Class A common stock	—	—	—	277,447	—	—	—	371	—	—	371	—	371
Issuance of Class A common stock upon cashless exercise of warrants	—	—	—	967,045	—		—	4,302	—	—	4,302	—	4,302
Issuance of Series A Preferred stock	—	20,361	—	—	—	—	—	—	—	—	—	—	—
Accretion of Redeemable non controlling interest to redemption amount	192,364	—	—	—	—	—	—	(129,667)	—	(62,697)	(192,364)	—	(192,364)
Dividends payable on Series A Preferred temporary equity	—	188	—	—	—	—	—	—	—	(188)	(188)	—	(188)
Amortization of discount on Series A Preferred temporary equity	—	97	—		—		—	—	—	(97)	(97)	—	(97)
Net Income (loss)	(21,699)	—	—	—	—	—	—	—	—	(5,841)	(5,841)	(5,450)	(11,291)
Balances at March 31, 2024	$135,140	$20,646	$—	17,892,021	$2	59,930,000	$6	$—	$(238)	$(149,279)	$(149,509)	$15,212	$(134,297)
Contributions from non controlling interests	—	—	—	—	—	—	—	—	—	—	—	103	103
Distributions to non controlling interests	—	—	—	—	—	—	—	—	—	—	—	(3,734)	(3,734)
Acquisitions of non controlling interests	—	—	—	—	—	—	—	256	—	5	261	2,944	3,205
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	—	(24)		(24)	—	(24)
Issuance of Class A common stock upon cashless exercise of warrants	—	—	—	7,565	—	—	—	35	—	—	35	—	35
Accretion of Redeemable non controlling interest to redemption amount	(5,657)	—	—	—	—	—	—	(291)	—	5,948	5,657	—	5,657

Table of contents                        flyExclusive, Inc.
Condensed Consolidated Statements of Shareholders' Equity (Deficit) / Members' Equity (Deficit) and Temporary Equity (Unaudited) (continued)

	Temporary Equity			Permanent Equity
(in thousands, except share amounts)	Redeemable noncontrolling interest	Series A Preferred stock	Series B Preferred stock	Class A Common stock		Class B Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total flyExclusive stockholders’ equity (deficit)	Noncontrolling Interests	Total stockholders’ equity (deficit) / members' equity
				Shares	Amount	Shares	Amount
Dividends payable on Series A Preferred temporary equity	—	631	—	—	—	—	—	—	—	(631)	(631)	—	(631)
Amortization of discount on Series A Preferred temporary equity	—	341	—	—	—	—	—	—	—	(341)	(341)	—	(341)
Net Income (loss)	(20,501)	—	—	—	—	—	—	—	—	(5,153)	(5,153)	(2,200)	(7,353)
Balances at June 30, 2024	$108,982	$21,618	$—	17,899,586	$2	59,930,000	$6	$—	$(262)	$(149,451)	$(149,705)	$12,325	$(137,380)
Contributions from non controlling interests	—	—	—	—	—	—	—	—	—	—	—	6,068	6,068
Distributions to non controlling interests	—	—	—	—	—	—	—	—	—	—	—	(7,731)	(7,731)
Acquisitions of non controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	—	371	—	371	—	371
Issuance of Class A common stock pursuant to Amended Underwriting Agreement	—	—	—	300,000	—	—	—	—	—	—	—	—	—
Issuance of Series B Preferred stock	—	—	13,526	—	—	—	—	10,603	—	—	10,603	—	10,603
Accretion of Redeemable non controlling interest to redemption amount	44,566	—	—	—	—	—	—	(1,103)	—	(44,414)	(45,517)	—	(45,517)
Dividends payable on Series A Preferred temporary equity	—	827	—	—	—	—	—	—	—	(827)	(827)	—	(827)
Amortization of discount on Series A Preferred temporary equity	—	173	—	—	—	—	—	—	—	(173)	(173)	—	(173)
Dividends payable on Series B Preferred temporary equity	—	—	451	—	—	—	—	—	—	(451)	(451)	—	(451)
Amortization of discount on Series B Preferred temporary equity	—	—	47	—	—	—	—	(47)	—	—	(47)	—	(47)
Net Income (loss)	(18,515)	—	—	—	—	—	—	—	—	(6,274)	(6,274)	653	(5,621)
Balances at September 30, 2024	$135,033	$22,618	$14,024	18,199,586	$2	59,930,000	$6	$9,453	$109	$(201,590)	$(192,020)	$11,315	$(180,705)

Table of contents                        flyExclusive, Inc.
Condensed Consolidated Statements of Shareholders' Equity (Deficit) / Members' Equity (Deficit) and Temporary Equity (Unaudited) (continued)

	Permanent Equity
(in thousands)	LGM Enterprises, LLC members' deficit	Accumulated other comprehensive loss	Total flyExclusive stockholders’ equity	Noncontrolling Interests	Total stockholders’ equity / members' equity

Balances at December 31, 2022	$(4,641)	$(476)	$(5,117)	$52,534	$47,417
Contributions from members	115	—	115	7,708	7,823
Distributions to members	(21,619)	—	(21,619)	(3,073)	(24,692)
Other comprehensive income	—	90	90	—	90
Net Income (loss)*	(9,169)	—	(9,169)	(2,537)	(11,706)
Balances at March 31, 2023	$(35,314)	$(386)	$(35,700)	$54,632	$18,932
Contributions from members	210	—	210	643	853
Distributions to members	(5,713)	—	(5,713)	(6,678)	(12,391)
Other comprehensive income	—	(73)	(73)	—	(73)
Net Income (loss)	7,547	—	7,547	(1,722)	5,825
Balances at June 30, 2023	$(33,270)	$(459)	$(33,729)	$46,875	$13,146
Contributions from members	69	—	69	857	926
Distributions to members	(3,960)	—	(3,960)	(4,776)	(8,736)
Other comprehensive income	—	(352)	(352)	—	(352)
Exchanges of aircraft ownership interests	7,319	—	7,319	(7,319)	—
Net Income (loss)	(22,067)	—	(22,067)	(2,503)	(24,570)
Balances at September 30, 2023	$(51,909)	$(811)	$(52,720)	$33,134	$(19,586)
*The Merger occurred on December 27, 2023. During the pre-Merger period, net loss was attributable to LGM Enterprises, LLC and its noncontrolling interests.
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Table of contents            flyExclusive, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(84,980)	$(30,451)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	19,283	20,176
Amortization of contract costs	821	558
Non-cash interest income	(2,093)	(2,282)
Non-cash interest expense	1,126	7,373
Non-cash rent expense	15,818	12,547
Gain on lease termination	(163)	(38)
Loss (Gain) on aircraft held for sale	4,897	(12,435)
Change in fair value of derivative liability	—	3,577
Provision for credit losses	2,076	(1)
Realized losses on investment securities	59	238
Change in fair value of private placement warrant liability	433	—
Change in fair value of penny warrant liability	(2,214)	—
Change in fair value of public warrant liability	3,960	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(752)	13,369
Accounts receivable - related parties	19	1,431
Other receivables	(1,797)	850
Parts and supplies inventory, net	(836)	(764)
Prepaid expenses and other current assets	261	809
Operating lease liabilities	(15,989)	(11,063)
Other assets	(76)	(73)
Accounts payable	(4,062)	919
Other current liabilities	(2,932)	5,838
Accounts payable - related parties	—	(72)
Deferred revenue	6,276	23,715
Customer deposits	—	(37,500)
Other non-current liabilities	6,431	6,896
Net cash flows from operating activities	(54,434)	3,617
Cash flows from investing activities:
Capitalized development costs	(412)	(585)
Purchases of property and equipment	(14,656)	(66,962)
Proceeds from sales of property and equipment	28,533	38,073
Purchases of engine overhauls	(18,364)	(14,548)
Purchases of investments	(45,495)	(68,837)
Proceeds from sale of investments	57,449	68,746
Notes receivable paydowns	15,040	—
Net cash flows from investing activities	22,095	(44,113)

Table of contents            flyExclusive, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from financing activities:
Proceeds from issuance of debt	71,413	97,769
Repayment of debt	(50,282)	(32,528)
Payment of deferred financing costs	—	(1,455)
Payment of debt issuance costs	(4,018)	(195)
Proceeds from notes receivable noncontrolling interest	—	208
Cash contributions from members	—	394
Cash distributions to members	—	(31,292)
Cash contributions - noncontrolling interests	6,327	9,208
Cash distributions - noncontrolling interests	(13,920)	(14,527)
Proceeds from preferred temporary equity issuance, net of issuance costs	29,847	—
Net cash flows from financing activities	39,367	27,582
Net increase (decrease) in cash and cash equivalents	7,028	(12,914)
Cash and cash equivalents at beginning of period	11,626	23,179
Cash and cash equivalents at end of period	$18,654	$10,265
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Exchange of public warrants for flyExclusive Class A common stock	$371	$—
Change in redemption value of redeemable noncontrolling interest	$231,273	$—
Excise tax payable	$156	$—
flyExclusive Class A common stock issued on cashless exercise of public warrants	$4,337	$—
Issuance of penny warrants in connection with Series A Preferred Temporary Equity	$3,746	$—
Issuance of penny warrants in connection with Series B Preferred Temporary Equity	$11,712	$—
Dividends payable on Class A Temporary Equity	$2,257	$—
Dividends payable on Class B Temporary Equity	$451	$—
Transfers from prepaid engine overhaul to property and equipment	$9,833	$10,229
Change in purchases of property and equipment in accounts payable	$—	$930
Unrealized change in fair value of available-for-sale securities	$(178)	$335
Right of use asset impact for new leases	$7,327	$34,269
Acquisitions of non-controlling interests	$6,892	$—
Non-cash exchanges of aircraft ownership interests	$—	$7,319
Non-cash aircraft sale-leaseback transactions	$—	$23,100

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Table of contents             flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share amounts)
1. Organization and Operations
Nature of the Business
flyExclusive, Inc. is a holding company that has no material assets other than its ownership in LGM Enterprises, LLC ("LGM"). flyExclusive, Inc. operates and controls all of the businesses and operations of LGM and LGM's subsidiaries. flyExclusive Inc. and its predecessor for accounting purposes, LGM, are collectively referred to herein as “flyExclusive” or the “Company.” flyExclusive is a premier owner, operator of jet aircraft and aircraft sales, with a focus on private jet charter. The Company's businesses provide separate offerings such as wholesale and retail ad hoc flights, a jet club program, partnership program, fractional program, and other services as well.
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
All significant intercompany transactions and balances have been eliminated in consolidation. Where the Company’s ownership interest is less than 100%, the non-redeemable noncontrolling ownership interests held by third parties in the financial position and operating results of the Company’s subsidiaries and/or consolidated VIEs are reported as noncontrolling interest in the condensed consolidated balance sheets (unaudited) within stockholders' / members' (deficit). Noncontrolling ownership interests that can be redeemed for cash where redemption is not within the sole control of the Company are classified as temporary equity in the condensed consolidated balance sheets (unaudited) in accordance with Accounting Standards Codification ("ASC") 480-10-S99-3(A)(2).
Liquidity and Going Concern
Within the nine months ended September 30, 2024, the Company incurred net losses and has operated with a working capital deficit. To date, the Company has financed its operations primarily through a combination of operating cash flows, the sale of equity securities and convertible debt, proceeds from the Merger (which was accounted for as a

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
reverse recapitalization), and borrowings under loan facilities. At September 30, 2024, the Company had an accumulated deficit of $201,590 and a working capital deficit, as defined by a shortfall of current assets as compared with current liabilities of $132,857 and $104,743 as at September 30, 2024 and December 31, 2023, respectively. The Company’s net losses were $84,980 and $30,451 for the nine months ended September 30, 2024 and 2023, respectively. Net cash flows (used) provided by operating activities were $(54,434) and $3,617 for the nine months ended September 30, 2024 and 2023, respectively. A significant component of the Company’s operating losses and working capital deficit resulted from increased general and administrative costs associated with becoming a public company. The Company expects to incur operating losses in the near term as the Company advances its fleet modernization and associated cost savings initiatives.
As of September 30, 2024, the Company had cash and cash equivalents of $18,654.
The Company believes its cash and cash equivalents on hand, operating cash flows, and proceeds from the fractional program will be sufficient to fund operations, including capital expenditure requirements, for at least 12 months from the issuance date of these financial statements. However, the Company might need additional capital to fund growth plans or as circumstances change, which it would expect to obtain through equity issuances, refinancing existing debt or new borrowings. Adequate capital may not be available to the Company when needed or on acceptable terms. If the Company is unable to raise capital, it could be forced to delay, reduce, suspend or cease its working capital requirements, capital expenditures and business development efforts, which would have a negative impact on its business, prospects, operating results and financial condition.
2. Summary of Significant Accounting Policies
Reclassification
Certain amounts presented in the Company’s previously issued financial statements have been reclassified to conform to the current period presentation. In the condensed consolidated financial statements (unaudited) , the Company has made a reclassification of "Gain on sale of property and equipment" to a component of "Loss from operations," which was previously categorized within "Other income (Expenses)." This reclassification was made to better align with the current period’s financial statement presentation. The net loss for the three months ended September 30, 2023 and nine months ended September 30, 2023, remains unchanged from the previously issued financial statements. This reclassification had no impact on the Company's financial position, net loss, or cash flows for any period presented.
Use of Estimates
The preparation of condensed consolidated financial statements (unaudited) in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements (unaudited) as well as the reported amounts of revenues and expenses during the reporting period. Estimates are based on several factors including the facts and circumstances available at the time the estimates are made, historical experience, risk of loss, general economic conditions and trends and the assessment of the probable future outcome. Subjective and significant estimates include, but are not limited to, determinations of the useful lives and expected future cash flows of long-lived assets, including intangibles, estimates of allowances for uncollectible accounts, parts and supplies inventory reserve, determination of impairment and fair value estimates associated with asset acquisitions and aircraft held for sale. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of changes, if any, are reflected in the condensed consolidated statements of operations and comprehensive loss (unaudited) in the period that they are determined.
Public Warrants, Private Warrants and Penny Warrants
As of September 30, 2024 the Company has the following warrants issued, (i) the Public Warrants initially included in the EGA units issued in EGA's initial public offering, (ii) the warrants of EGA held by EG Sponsor LLC (the “EGA Sponsor”) that were issued to the EGA Sponsor at the closing of EGA's initial public offering (the "Private Placement Warrants,"), (iii) warrants issued on March 4, 2024 in connection with the Series A Preferred Stock offering as described within Note 24 "Stockholders’ Equity / Members' Deficit and Noncontrolling Interests" (the "Series A Penny Warrants"), and (iv) warrants issued on August 8, 2024 and August 14, 2024 in connection with the Series B Preferred Stock offering as described within Note 24 "Stockholders' Equity/Members' Deficit and Noncontrolling Interests" (the "Series B Penny Warrants," together with the Series A Penny Warrants, the "Penny Warrants," and together with the Public Warrants, the Private Placement Warrants and the Series A Penny Warrants, the "Warrants").

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
If financial instruments, such as the Warrants, are not required to be classified as liabilities under ASC 480, the Company assesses whether such instruments are indexed to the Company's own stock under ASC 815-40. In order for an instrument to be considered indexed to an entity's own stock, its settlement amount must always equal the difference between the following: (a) the fair value of a fixed number of the Company's equity shares, and (b) a fixed monetary amount or a fixed amount of a debt instrument issued by the Company. As there are scenarios where the settlement amount would not equal the difference between the fair value of a fixed number of shares and a fixed monetary amount (or a fixed amount of a debt instrument), the Company determined that the Series A Penny Warrants, the Public Warrants, and the Private Placement Warrants were not indexed to the Company's own stock and therefore they must be classified as liabilities. The Company also determined that the Series A Penny Warrants, the Public Warrants, and the Private Placement Warrants met all criteria to meet the definition of a derivative under ASC 815-10-15-83. For the Series B Penny Warrants, the Company determined that they were indexed to the Company's own stock and would be settled in shares of the Company's Class A Common Stock at an explicit share limit. As such, The Company concluded that the Series B Penny Warrants must be classified as permanent equity, and that the Series B Penny Warrants are not subject to remeasurement at each reporting date.
The Company recorded the Series A Penny Warrants, the Public Warrants, and the Private Placement Warrants as liabilities on the condensed consolidated balance sheets (unaudited) at fair value, with subsequent changes in the fair value recognized in the condensed consolidated statements of operations and comprehensive loss (unaudited) at each reporting date.
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
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
The Company’s Series A Penny Warrants (as defined in Note 18 "Warrant Liabilities") issued alongside the Series A Preferred Stock (as defined in Note 24 "Stockholders’ Equity / Members' Deficit and Noncontrolling Interests") represent a liability which is remeasured to fair value at each reporting period based on significant inputs not observable in the market. The fair value of the Penny Warrants is classified as a Level 3 measurement according to the fair value hierarchy described above due to the use of an unobservable inputs for volatility under the valuation method as described within Note 5 "Fair Value Measurements".
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
Receivables, Net of Allowance for Credit Losses
Accounts receivables are recorded at the invoiced or earned amount billed to the customers and are reported as net of an allowance for credit losses. The Company applies an incurred loss estimate to calculate the allowance for doubtful accounts. Under ASC Topic 326, the Company maintains an allowance for credit losses and considers the level of past-due accounts based on the contractual terms of the receivables, historical write offs and existing economic conditions, as well as its relationships with, and the economic status of individual accounts to calculate the allowance for credit losses. The estimated credit losses charged to the allowance is recorded as "Selling, general and administrative" in the condensed consolidated statements of operations and comprehensive loss (unaudited). Accounts receivables are written off when deemed uncollectible based on individual credit evaluations and specific circumstances. The Company had an allowance for credit losses on accounts receivable of $80 as of both September 30, 2024 and December 31, 2023.
Notes receivables are recorded at amortized cost, and are reported as net of an allowance for credit losses. Under ASC Topic 326, the Company maintains an allowance for credit losses based on the difference between the fair value of the collateral associated with the note, less costs to sell the asset, and the amortized cost basis of the note. The Company had an allowance for credit losses on notes receivable of $827 and $2,558 as of September 30, 2024 and December 31, 2023, respectively.
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
Temporary Equity
The Company accounts for its common and preferred stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common and preferred stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common and preferred stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Series A Preferred Stock and Series B Preferred Stock (as defined within Note 24 "Stockholders’ Equity / Members' Deficit and Noncontrolling Interests") feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 25,000 shares of Series A Preferred Stock and 25,510 shares of Series B Preferred Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets at September 30, 2024.
Aircraft Sales and Aircraft Held for sale
The Company occasionally sells aircraft held for use from its fleet. The (gain) or loss from each transaction is recognized upon completion of the sale as a loss (gain) on aircraft held for sale on the condensed consolidated statements of operations and comprehensive loss (unaudited).
Loss (gain) on aircraft held for sale consists of the (gain) or loss on aircraft previously held for use as property and equipment and subsequently elected to actively market for sale. When a decision is made to actively market for sale, depreciation is discontinued, and aircraft held for sale is recorded at the lower of carrying value and fair value less costs to sell. We present aircraft assets held for sale at the lower of their current carrying value or their fair market value less costs to sell including $18,867 classified within “Current assets” and $6,724 classified within "non current assets" on the Company’s condensed consolidated balance sheets (unaudited) as of September 30, 2024. The fair values are based upon observable and unobservable inputs, including market trends and conditions. The assumptions used to determine the fair value of the assets held for sale are subject to inherent uncertainty and could produce a wide range of outcomes which the Company will continue to monitor in future periods as new information becomes available. Prior to the ultimate sale of the assets, subsequent changes in the estimate of the fair value of the assets held for sale will be recorded as a (gain) or loss with a corresponding adjustment to the assets’ carrying value.
As of September 30, 2024 and December 31, 2023, the Company had 6 and 0 aircraft classified as held for sale, respectively. The following table summarizes the Company's held for sale activity during the nine months ended September 30, 2024:

Nine Months Ended September 30,
2024
Aircraft held for sale as of December 31, 2023	$—
Aircraft sold	(15,353)
Aircraft reclassified to held for sale	42,831
Impairment (gain) loss due to fair value adjustments	1,887
Aircraft held for sale as of September 30, 2024	$25,591

Contract Acquisition Costs
The Company pays commissions on deposits from new and recurring Jet Club member contracts. These commissions are contract acquisition costs that are capitalized as an asset on the condensed consolidated balance sheets (unaudited) as these are incremental amounts directly related to attaining contracts with customers. Sales commissions

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
capitalized were $348 and $885 during the three and nine months ended September 30, 2024, respectively, and $376 and $919 during the three and nine months ended September 30, 2023. As of September 30, 2024 and December 31, 2023, contract acquisition costs of $633 and $514, respectively, were included within Prepaid expenses and other current assets and $706 and $631, respectively, were included within Other non-current assets on the condensed consolidated balance sheets (unaudited).
Capitalized contract costs are amortized on a straight-line basis concurrently over the same period of benefit in which the associated revenue is recognized. Amortization expense related to capitalized contract costs included in selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss (unaudited) was $274 and $821 during the three and nine months ended September 30, 2024, respectively, and $219 and $558 during the three and nine months ended September 30, 2023, respectively.
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
3. Earnings (Loss) Per Share
The Company computes basic earnings (loss) per share using net loss attributable to Company common stockholders and the weighted average number of common shares outstanding during each period. As the Company has obligations under the Penny Warrants to issue shares for little or no cash consideration contingent only upon the passage of time (see

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
Note 18 "Warrant Liabilities" for a description of the Penny Warrants), weighted average shares issuable under the Penny Warrants are included in the denominator in the calculation of basic and diluted EPS.
On December 27, 2023, EGA and LGM consummated the Merger pursuant to the Equity Purchase Agreement, which significantly altered the Company's capital structure. Prior to the closing of the Merger, the legal structure of LGM was a limited liability company with ownership interests consisting of members' units. Application of an exchange ratio of members' units for shares of common stock for periods prior to the Merger would not be representative of the capital structure of the Company after the Merger. As such, the Company determined that an exchange ratio should not be applied to periods before the Merger and therefore earnings (net loss) per unit for periods prior to the Merger should not be presented as it would not provide a meaningful comparison with earnings (net loss) per share for periods after the Merger. See Note 4 "Merger" for further discussion. Therefore, earnings (net loss) per share information has not been presented for the three and nine months ended September 30, 2023 within these condensed consolidated financial statements (unaudited).
The following table sets forth the computation of the Company’s basic and diluted net (loss) income per share:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Numerator:
Net loss	$(24,136)	$(84,980)
Less: Net loss attributable to redeemable noncontrolling interests	(18,515)	(60,715)
Less: Net income (loss) attributable to noncontrolling interests	653	(6,997)
Add: Series A Preferred Dividends	(1,000)	(2,257)
Add: Series B Preferred Dividends	(451)	$(451)
Basic Net loss attributable to common stockholders	$(7,725)	$(19,976)

Denominator:
Weighted Average Class A Common Stock outstanding	18,003,934	17,609,384
Weighted Average Class A Common Stock issuable under Series A Penny Warrants	1,271,807	976,876
Weighted Average Class A Common Stock issuable under Series B Penny Warrants	5,000,000	5,000,000
Weighted Average Shares Outstanding - basic and diluted	24,275,741	23,586,260

Basic and Diluted Earnings (Loss) Per Share
Basic	$(0.32)	$(0.85)
Diluted	$(0.32)	$(0.85)
The following table summarizes potentially dilutive outstanding securities for the three and nine months ended September 30, 2024 which were excluded from the calculation of diluted EPS, because their effect would have been anti-dilutive:

Public warrants	2,519,869
Private Placement Warrants	4,333,333
Penny Warrants	1,274,742
Total anti-dilutive features	8,127,944
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
The obligation to issue 300,000 shares meets the definition of a derivative under ASC 815. However, the obligation meets the derivative scope exception within ASC 815-40 and therefore is not accounted for as a derivative and is classified within stockholders' equity in the condensed consolidated balance sheets (unaudited). Since the obligation to issue shares is equity-classified, the Company measured the fair value of the obligation to issue shares at inception and will not remeasure the fair value at each subsequent reporting period. The Company utilized a Finnerty Put Option Model to determine the fair value of the obligation to issue shares due to the presence of a discount for lack of marketability as the shares issuable to the underwriter will not be marketable until a registration statement is declared effective. The key inputs to the valuation model to estimate the fair value of the share obligation included volatility, share price, strike price, dividend yield, and the estimated registration effectiveness date. The Company issued 300,000 shares of flyExclusive Class A Common Stock to the underwriter as of February 8, 2024.
As of December 31, 2023, the registration payment arrangement to contingently issue 50,000 shares per month was classified as a contingent liability in accordance with ASC 825-20-30-5. The Company did not record a contingent liability

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
on its consolidated balance sheet as it was not probable as of December 31, 2023 that any additional stock would have to be issued, as the Company determined it was probable that the registration statement will be deemed effective within sixty (60) business days of the closing of the Merger. The contingent liability was not relevant as of September 30, 2024 due to the waiver of the Additional Stock penalty as noted above.
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
5. Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Fair Value Measurements at September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$6,526	$—	$—	$6,526
Investments in Securities	868	60,547	—	61,415
	$7,394	$60,547	$—	$67,941
Liabilities:
Warrant liability - public warrants	$806	$—	$—	$806
Warrant liability - private placement warrants	—	1,387	—	1,387
Warrant liability - Series A penny warrants	—	—	1,533	1,533
	$806	$1,387	$1,533	$3,726

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$887	$—	$—	$887
Investments in Securities	849	70,381	—	71,230
	$1,736	$70,381	$—	$72,117
Liabilities:
Warrant liability - public warrants	$1,555	$—	$—	$1,555
Warrant liability - private placement warrants	—	953	—	953
	$1,555	$953	$—	$2,508
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
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
The Company’s Level 3 liability consists of the Series A Penny Warrants associated with the issuance of Series A Preferred Stock and Series B Preferred Stock. This liability has been classified as Level 3 due to the use of unobservable inputs within the valuation, namely volatility.
The fair value of the Series A Penny Warrant liability as of March 4, 2024 and September 30, 2024 was determined utilizing a Monte Carlo simulation valuation method, using the following inputs and assumptions:

$ in thousands, except for Stock price, Strike price, and share amounts	March 4, 2024
Warrant Shares	1,304,907
Aggregate Value Cap	$11,250
Stock price	$15.49
Strike price	$0.01
Term (in years)	5 years
Volatility	95.0%
Risk free rate	4.2%
Dividend Rate	—%

$ in thousands, except for Stock price, Strike price, and share amounts	September 30, 2024
Warrant Shares	1,274,742
Aggregate Value Cap	$11,250
Stock price	$2.98
Strike price	$0.01
Term (in years)	4.4 years
Volatility	105.0%
Risk free rate	3.6%
Dividend Rate	—%
There have been no other changes in valuation techniques and related inputs. As of September 30, 2024 and December 31, 2023, there were no transfers between Level 1, Level 2, and Level 3.
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
The Company’s condensed consolidated balance sheets (unaudited) include the following assets and liabilities of these VIEs:

	September 30, 2024	December 31, 2023
Cash	$755	$805
Property and equipment, net	62,835	69,815
Long-term notes payable, current portion	4,685	3,087
Long-term notes payable, non-current portion	33,466	37,404
The Company’s condensed consolidated statements of operations and comprehensive loss (unaudited) include the following expenses of these VIEs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense	$521	$491	$1,530	$1,540
Depreciation and amortization	1,321	1,823	4,824	5,767
The assets of the Company’s VIEs are only available to settle the obligations of these entities. Creditors of each of the VIEs have no recourse to the general credit of the Company.
While the Company has no contractual obligation to do so, it may voluntarily elect to provide the VIEs with additional direct or indirect financial support based on its business objectives. The Company provided financial contributions to the VIEs in the amount of $6,327 and $9,208 during the nine months ended September 30, 2024 and 2023, respectively.

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Revenue
Disaggregation of Revenue
The following table disaggregates revenue by service type and the timing of when these services are provided to the member or customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Services transferred at a point in time:
Flights	$72,853	$59,100	$223,357	$230,146
Aircraft Management Services	551	—	551	—
Services transferred over time:
Memberships	852	1,222	3,658	4,138
MRO	1,521	1,215	5,255	3,032
Fractional ownership purchase price	1,146	490	3,087	2,081
	$76,923	$62,027	$235,908	$239,397
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
•Aircraft Management Services – Fixed monthly management fees charged to third-party aircraft owners
The following tables provide a rollforward of deferred revenue for the nine months ended September 30, 2024:

Amount
Balance as of December 31, 2023	$93,940
Revenue recognized	208,063
Revenue deferred	(201,787)
Balance as of September 30, 2024	$100,216

8. Other Receivables
Other receivables consisted of the following:

	September 30, 2024	December 31, 2023
Rebate receivables	$798	$871
Federal excise tax receivable	4,795	3,079
Insurance settlement in process	—	298
Income tax receivable	500	—
Other	164	212
	$6,257	$4,460

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Parts and Supplies Inventory
Parts and supplies inventory, net consists primarily of aircraft parts and materials and supplies. Parts and supplies inventory, net, net of reserve of $165 and $0 as of September 30, 2024 and December 31, 2023, respectively, consisted of the following:

	September 30, 2024	December 31, 2023
Aircraft parts	$5,465	$4,824
Materials and supplies	678	318
Less: parts and supplies inventory reserve	(165)	—
	$5,978	$5,142

10. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2024	December 31, 2023
Prepaid vendor expenses	$2,465	$2,520
Prepaid insurance	944	446
Prepaid directors and officers insurance	629	2,518
Prepaid maintenance	85	60
Prepaid non-aircraft subscriptions	462	113
MRO revenue in excess of billings	452	581
Deferred commission	633	514
	$5,670	$6,752
11. Investments in Securities
The cost and fair value of marketable securities are as follows:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills	$50,973	$182	$—	$51,155
Municipal bonds	9,378	119	(281)	9,216
Corporate/government bonds	477	43	—	520
Other bonds	478	46	—	524
	$61,306	$390	$(281)	$61,415

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills	$60,801	$131	$—	$60,932
Municipal bonds	9,543	148	(404)	9,287
Corporate/government bonds	477	29	—	506
Other bonds	478	27	—	505
	$71,299	$335	$(404)	$71,230

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
The aggregated unrealized gain (loss) on available-for-sale debt securities in the amounts of $109 and $(69) have been recognized in accumulated other comprehensive income (loss) in the Company’s condensed consolidated balance sheets (unaudited) as of September 30, 2024 and December 31, 2023, respectively.

12. Property and Equipment, Net
Property and equipment, net consisted of the following:

	September 30, 2024	December 31, 2023
Transportation equipment	$299,135	$311,584
Office furniture and equipment	3,146	3,131
Leasehold improvements	2,306	2,306
Construction in progress	236	147
Deposits on transportation equipment	16,246	23,923
	321,069	341,091
Less: Accumulated depreciation	(84,024)	(87,115)
Property and equipment, net	$237,045	$253,976
Depreciation expense of property and equipment was $5,774 and $18,291, respectively for the three and nine months ended September 30, 2024, and $6,416 and $19,341 for the three and nine months ended September 30, 2023. The net carrying value of disposals of long-lived assets as of September 30, 2024 and December 31, 2023 was $23,435 and $66,986, respectively.
Interest payments on borrowings to acquire aircraft are capitalized for the month of acquisition when the aircraft’s in-service date begins following the 15th of the month. Interest payments for the month of acquisition would be expensed if the aircraft is placed into service before the 15th of the month. Capitalized interest was $0 as of September 30, 2024 and December 31, 2023, and was included as a component of construction in progress prior to the equipment’s in-service date.
13. Intangible Assets
Intangible assets, net are as follows:

	September 30, 2024
	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Life (in years)
Software - in service	$3,899	$(2,821)	$1,078	3
FAA certificate	650	—	650	Indefinite
Total acquired intangible assets	$4,549	$(2,821)	$1,728

	December 31, 2023
	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Life (in years)
Software - in service	$3,486	$(1,902)	$1,584	3
FAA certificate	650	—	650	Indefinite
Total acquired intangible assets	$4,136	$(1,902)	$2,234
Amortization of intangible assets was $317 and $918 for the three and nine months ended September 30, 2024, respectively, and $324 and $835 for three and nine months ended September 30, 2023, respectively. The Company did not

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
record any impairment charges related to intangible assets for the three and nine months ended September 30, 2024 and 2023.
The following is a schedule of estimated amortization expense for the following periods:

Fiscal Year	Amount
Remainder of 2024	$205
2025	520
2026	298
2027	55
2028	—
Thereafter	—
$1,078
14. Other Current Liabilities
Other current liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Accrued vendor payments	$6,950	$6,386
Accrued ERC payments	9,044	9,044
Accrued underwriter fees	—	1,500
Accrued directors and officers insurance	—	2,518
Accrued employee-related expenses	8,873	7,751
Accrued engine expenses	611	4
Accrued tax expenses	608	746
Accrued interest	461	569
Other	130	187
	$26,677	$28,705
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
As of September 30, 2024, the Company has received ERC payments totaling $9,044. The Company’s legal counsel has issued a legal opinion that the Company, more likely than not, qualified for the ERC. However, it remains uncertain whether the Company meets the eligibility qualifications required for the ERC. Therefore, the balance was included in Other current liabilities in the condensed consolidated balance sheets (unaudited) as of September 30, 2024 and December 31, 2023 since the Company may potentially be required to repay the ERC.

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
15. Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Fractional ownership deposits	$23,142	$16,686
Other	—	26
	$23,142	$16,712
16. Debt
The components of the Company’s outstanding Short-term notes payable consisted of the following:

	Interest Rates	September 30, 2024	December 31, 2023
Short-term notes payable
Bank 2	7.8%	$6,075	$14,400
Less: Unamortized debt issuance costs		(13)	(4)
Total short-term notes payable		$6,062	$14,396
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
As of September 30, 2024 and December 31, 2023, unamortized debt issuance costs were $13 and $4, respectively for short-term notes payable.
During the three months ended September 30, 2024 and 2023 the Company recorded $13 and $78, respectively, in amortization of debt issuance cost within interest expense and during the nine months ended September 30, 2024 and 2023 the Company recorded $18 and $100, respectively in amortization of debt issuance costs within interest expense in the condensed consolidated statements of operations and comprehensive loss (unaudited).
Total interest expense related to short-term debt was $122 and $414 for the three months ended September 30, 2024 and 2023, respectively, and total interest expense related to short-term debt was $370 and $571 for the nine months ended September 30, 2024 and 2023, respectively.

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
The components of the Company’s outstanding long-term debt consisted of the following:

	Interest Rates		Amounts		Maturity Dates
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Long-term notes payable with banks for the purchase of aircrafts
Bank 1	4.0% - 7.3%	4.0% - 7.3%	$15,130	$13,589	Sep 2025 - Feb 2029	Aug 2025 - Feb 2027
Bank 2	4.0% - 7.8%	4.0% - 7.8%	12,714	13,769	Dec 2025 - Apr 2029	Dec 2025 - Jun 2028
Bank 3	2.3% + SOFR**	3.5% Fixed - 2.3% + SOFR**	1,694	7,705	Feb 2026	Jan 2024 - Oct 2026
Bank 4	n/a	2.9% + SOFR**	—	4,082	n/a	Sep 2024 - Dec 2024
Bank 5	5.3% - 6.0%*	5.3% - 6.0%*	3,409	3,759	Jul 2030 - Sep 2030	Jul 2030 - Sep 2030
Bank 6	7.7%	7.7%	1,678	1,843	Jan 2030	Jan 2030
Bank 7	4.0%	4.0%	869	1,061	Sep 2027	Sep 2027
Bank 8	8.8%	n/a	12,467	—	May 2029
Long-term notes payable with financial institutions for the purchase of aircrafts
Financial Institution 1	0.25% + Schwab Loan Rate	0.25% + Schwab Loan Rate	3,049	3,290	Dec 2027	Dec 2027
Financial Institution 2	3.6% - 7.0%	3.6% - 7.0%	7,957	8,435	Nov 2026 - May 2027	Nov 2026 - May 2027
Financial Institution 3	9.0% - 9.5%	9.0% - 9.5%	35,017	22,612	Sep 2030 - Mar 2034	Sep 2033 - Dec 2033
Credit facilities with financial institutions
Financial Institution 4	1.5% + SOFR** - 2.8% + SOFR**	1.3% + SOFR** - 2.8% + SOFR**	65,870	72,688	See disclosure below	See disclosure below
Bridge Notes	n/a	n/a	n/a	n/a	See disclosure below	See disclosure below
Other long-term debt payable
EID loan	See disclosure below	See disclosure below	122	116	See disclosure below	See disclosure below
Long-term debt from VIEs			38,151	40,491
Total Long-term notes payable			198,127	193,440
Less: Unamortized debt issuance costs and debt discount			(251)	(151)
Less: current portion			(81,359)	(26,471)
Long-term notes payable, non-current portion			$116,517	$166,818
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
The lender may impose a restriction that the outstanding balance of the note may not exceed a percentage of the retail value of the collateral. In the event the outstanding value of the loan exceeds the percentage threshold of the collateralized aircraft, the borrowers may be required to make a payment in order to reduce the balance of the loan. Pursuant to the loan agreements, the borrowers must maintain certain debt service ratios (such as cash flow to leverage or certain EBITDA to total borrowings) specific to each lender as long as the borrowers hold outstanding loans. There were approximately thirty separate loan agreements (each loan agreement includes the initial agreement and amendments if applicable) with note payable balances outstanding as of September 30, 2024, down from forty separate loan agreements as of December 31, 2023.
As of September 30, 2024 and December 31, 2023, unamortized debt issuance costs were $251 and $151 for long-term notes payable (excluding convertible note), respectively.
During the three months ended September 30, 2024 and 2023, the Company recorded $21 and $14, respectively, in amortization of debt issuance cost within interest expense and during the nine months ended September 30, 2024 and 2023 the Company recorded $88 and $55, respectively in amortization of debt issuance within interest expense in the condensed consolidated statements of operations and comprehensive loss (unaudited).
Total interest expense related to long-term debt (excluding convertible note and VIEs) was $3,026 and $2,316 for the three months ended September 30, 2024 and 2023, respectively, and total interest expense was $8,820 and $5,931 for the nine months ended September 30, 2024 and 2023, respectively.
The table below presents the Company’s contractual principal payments (not including debt issuance costs) as of September 30, 2024 under then-outstanding long-term debt agreements in each of the next five calendar years (does not include VIE loans):

Fiscal year	Amount
2024	$5,294
2025	75,742
2026	16,505
2027	11,676
2028	4,576
Thereafter	46,183
159,976
Long-term notes payable from VIE	38,151
Debt issuance costs	(251)
Total long-term notes payable	$197,876
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
In December 2023, the Company entered into the Fourth Amendment of the term loan agreement which decreased maximum available borrowings of the Credit Facility to $15,250. The Company elected to utilize the SOFR-Based Rate upon execution of the amendment and continued to pay interest based on the SOFR-Based Rate as of September 30, 2024.
As of September 30, 2024 and December 31, 2023, the aggregate outstanding balances on the term loan were $6,330 and $13,148, respectively, and the Company had approximately $8,920 and $2,102 additional available borrowing capacity under the term loan, respectively. As of September 30, 2024 the term loans bear maturity dates from December 2024 to April 2027.
Credit Facility (Revolving Line of Credit)
In March 2023, the Company entered into a revolving uncommitted line of credit loan with the lender (the “LOC Master Note”). The LOC Master Note provides a line of credit of up to $60,000 and the Company may request one or more loans from time to time until the scheduled maturity date of March 9, 2024 (“LOC Master Note Maturity Date”). The LOC Master Note is collateralized by the Company’s investment accounts and money market accounts with the financial institution.
At the Company’s option, the interest rate on term loans drawn from the LOC Master Note is equal to either the Prime-Based Rate, defined as the greater of 1.25% or the prime rate minus 1.88%, or the Daily Simple SOFR-Based Rate,

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
defined as the greater of 1.25% or the Daily Simple SOFR plus 1.25% (“Interest Rate Option”). The Company agrees to pay accrued interest monthly on the 9th day of each month, beginning with the first of such dates to occur after the date of the first Loan, at maturity of this note, and upon payment in full, whichever is earlier or more frequent. After maturity, whether by acceleration or otherwise, interest shall be payable upon demand. The Company may prepay any principal bearing interest at any Interest Rate Option in whole or in part without breakage fee, penalty or premium; provided, however, that if a swap agreement with a Daily Simple SOFR-Based Rate is in effect between Lender and the Company in connection with a Loan made pursuant to this LOC Master Note, any applicable swap breakage fees, penalties, premiums and costs will apply. There is no swap agreement in place as of September 30, 2024.
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
The Company drew an initial $44,527 principal amount in March 2023, with the selected interest option of SOFR plus 1.25%. In April, September, and October 2023, the Company drew additional $3,300, $8,713 and $3,000 principal amounts, respectively, under the LOC Master Note with the selected interest option of SOFR plus 1.25%. As of December 31, 2023, the Company had an outstanding balance on the LOC Master Note of $59,540 with the selected interest option of SOFR plus 1.25%.
On March 9, 2024, the Company entered into an amendment to the LOC Master Note to extend the maturity date to September 9, 2025. The Master Note continues to provide a line of credit up to $60,000. Pursuant to the amendment, the Company elected the updated interest rate option of SOFR plus 1.50%. As of September 30, 2024, the Company has an outstanding balance of $59,540.
Debt Covenants
Financial covenants contained in the debt borrowings mandate that the Company maintains certain financial metrics, including, but not limited to, debt service coverage ratios, fixed charge cover ratios, or cash flow cover ratios. If the Company is unable to maintain the financial metric, it is a breach of the debt covenant and is considered an event of default. An event of default can result in all loans and other obligations becoming immediately due and payable, including the advance of any sums necessary to cure the event of default, allowing the lenders to seize the collateralized assets, aircraft and the debt agreements being terminated. As of September 30, 2024 and December 31, 2023, the Company was not in compliance with certain financial covenants and obtained waiver request letters from the various lenders. Pursuant to the waiver letters, the lenders agreed to waive the financial covenants as of September 30, 2024 and December 31, 2023. The aggregate balances of outstanding debt obligations for which waiver letters were received was $6,330 and $42,675 as of September 30, 2024 and December 31, 2023, respectively.
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
Upon closing of the Merger, the outstanding principal balance of the Bridge Notes of $85,000 and accrued PIK interest of $10,503 were automatically converted into 9,550,274 shares of flyExclusive Class A Common Stock, settling the Company's repayment obligation (See Note 4 "Merger"). Immediately prior to the conversion on the Closing Date, the Company remeasured the associated derivative liability to its fair value as of the Closing Date of $0.
Upon conversion, the Company removed the associated unamortized debt issuance costs of $717 and derivative liability of $0 from the condensed consolidated balance sheets (unaudited) as of December 31, 2023. For the three and nine months ended September 30, 2023, the Company recognized an unrealized loss of $3,684 and $3,577, respectively, related to the change in fair value of derivative liability within other income (expense), net in the condensed consolidated statements of operations and comprehensive loss (unaudited).
As of September 30, 2024 and December 31, 2023, unamortized debt issuance costs related to the Bridge Notes was $0.
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
17. Leases
The Company’s lease arrangements generally pertain to real estate leases and aircraft. The Company leases real estate including hangars and office space under operating leases, ranging from two to thirty years. As of September 30, 2024 and December 31, 2023, the Company operated 32 and 42 aircraft, respectively, under operating leases ranging from 1 to 6 years for charter flight services. For the Company’s aircraft leases, in addition to the fixed lease payments for the use of the aircraft, the Company is also obligated to pay into aircraft engine reserve programs and additional variable costs which are expensed as incurred and are not included in the measurement of our leases. These payments amounted to $2,401 and $10,640 for the three and nine months ended September 30, 2024, respectively, and $3,772 and $8,481 for the three and nine months ended September 30, 2023, respectively. During the nine months ended September 30, 2023, the Company entered into sale-leaseback transactions for two aircraft and recognized an aggregate gain of $501 from the transactions. The sale-leaseback transactions qualified as a sale and the associated assets were removed from Property and equipment, net and recorded as Operating lease right-of-use assets on the Company’s condensed consolidated balance sheets (unaudited).
Vehicle leases typically have month-to-month lease terms and are classified as short-term leases.

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
The following table sets forth information about the Company’s operating lease costs for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$5,031	$4,724	$15,818	$12,547
Short-term lease cost	507	234	1,235	457
Total lease costs	$5,538	$4,958	$17,053	$13,004
The following table sets forth supplemental cash flow information about the leases for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
ROU assets obtained in exchange for new operating lease liabilities	$7,326	$23,507

Supplemental balance sheet information related to the leases is as follows:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term – operating leases	9.27 years	8.52 years
Weighted-average discount rate – operating leases	6.71%	6.54%
The Company’s future lease payments under operating leases as of September 30, 2024 are as follows:

Fiscal Year	Amount
Remainder of 2024	$4,896
2025	18,033
2026	16,015
2027	11,314
2028	5,431
Thereafter	41,356
Total undiscounted cash flows	97,045
Less: Imputed interest	(29,634)
Present value of lease liabilities	$67,411
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
In connection with the securities purchase agreement, on March 4, 2024, the Company issued to EnTrust Emerald (Cayman) LP the Series A Penny Warrants. The Series A Penny Warrants grant the holder the right to purchase shares of Common Stock in an aggregate amount equal to one and one-half (1½) percent of the outstanding Class A Common Stock on a fully diluted basis (the “Share Count Cap”), calculated in accordance with the terms of the Warrant Agreement, at an exercise price of $0.01 per share. The Series A Penny Warrants are exercisable beginning on the second anniversary of the Effective Date (as defined in the warrant agreement that governs the Series A Penny Warrants) as to 50% of the Share Count Cap and, beginning on the third anniversary, as to 100% of the Share Count Cap, in each case, in accordance with the terms of the Series A Penny Warrants. The Series A Penny Warrants expire on the fifth anniversary of the Effective Date and may not be exercised for a number of shares of Class A Common Stock having an aggregate value in excess of $11,250, calculated in accordance with the terms of the Series A Penny Warrants.
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
On March 4, 2024, the Company recorded a warrant liability of $3,746 based on the fair value of the Series A Penny Warrants issued as of the Closing Date of the Series A Preferred Issuance (see Note 24 "Stockholders’ Equity / Members' Deficit and Noncontrolling Interests" for additional information regarding the Series A Preferred issuance).
On January 3, 2024, 925,000 Public Warrants were exchanged for 203,500 shares of flyExclusive Class A Common Stock. On February 27, 2024, the remaining 336,124 Public Warrants subject to the Warrant Exchange Agreements were exchanged, for 73,947 shares of flyExclusive Class A Common Stock.
During the three and nine months ended September 30, 2024, holders of Public Warrants exercised 0 and 3,283,941 warrants, respectively, on a cashless basis, in accordance with the terms of the Public Warrants, resulting in an issuance of 967,045 shares of flyExclusive Class A Common Stock for the nine months ended September 30, 2024. As of September 30, 2024, there were 4,333,333 Private Placement Warrants and 2,519,869 Public Warrants outstanding in addition to the Penny Warrants.
For the three and nine months ended September 30, 2024, the Company remeasured the fair value of the Warrants and recorded a gain on the change in the fair value of $1,500 and loss on the change in fair value of $2,179, respectively. The loss was recorded to Other income (expense), on the condensed consolidated statements of operations and comprehensive loss (unaudited) for the three and nine months ended September 30, 2024. As of September 30, 2024, and December 31, 2023, the condensed consolidated balance sheets (unaudited) and consolidated balance sheets contained warrant liabilities of $3,726 and $2,508, respectively.

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
19. Employee Benefits
Defined Contribution Plan
The Company established the flyExclusive 401(k) Plan (the “401k Plan”) under Section 401(k) of the Internal Revenue Code. Under the 401k Plan, employees (or “Participants”) with greater than two months of service may contribute up to the lesser of Internal Revenue Service guidelines or 100% of their compensation per year subject to the elective limits as defined by IRS guidelines. The Company may make discretionary matching contributions in amounts equal to a uniform percentage or dollar amount of employees’ elective deferrals each plan year. The Company is matching 50% of the first 8% of base compensation that participants contribute to the 401k Plan. Vesting in the Company’s contribution portion of their accounts is based on years of continuous service. A participant is 100% vested after 2 years of credited service.
Investment selections consist of mutual funds. The Company’s contributions to the 401k Plan amounted to $369 and $1,208 for the three and nine months ended September 30, 2024, respectively, and $349 and $1,000 for the three and nine months ended September 30, 2023.
Health and Welfare Benefits
The Company provides health and welfare benefits to its employees, including health, life, dental and disability insurance, among others.
20. Stock-based Compensation
2023 Equity Incentive Plan
The aggregate number of shares of Class A Common Stock reserved for future issuance under the 2023 Equity Incentive Plan is 6,000,000 shares. The number of shares available for issuance under the 2023 Equity Incentive Plan will be proportionately adjusted for (i) any increase or decrease in the number of issued and outstanding shares resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the shares, or similar transaction affecting the shares, (ii) any other increase or decrease in the number of issued and outstanding shares effected without receipt of consideration by the Company, or (iii) any other transaction with respect to the Company’s Class A Common Stock including a corporate merger, consolidation, acquisition of property or stock, separation (including a spin-off or other distribution of stock or property), reorganization, liquidation (whether partial or complete) or any similar transaction; provided, however that conversion of any convertible securities of the Company will not be deemed to have been effected without receipt of consideration. The 2023 Equity Incentive Plan will continue in effect for a period of 10 years from the Incentive Plan Effective Date unless sooner terminated. 4,800,000 shares were granted under the 2023 Equity Incentive Plan during the three and nine months ended September 30, 2024. No awards were granted under the 2023 Equity Incentive Plan during the three and nine months ended September 30, 2023 . As of September 30, 2024, 1,200,000 shares of the Company's Class A Common Stock were available for future issuance under the 2023 Equity Incentive Plan.
Employee Stock Purchase Plan
In connection with the Merger, the Board approved the flyExclusive, Inc. Employee Stock Purchase Plan (the “ESPP”), on November 10, 2023 (the "ESPP Effective Date"), at which time the ESPP became effective, subject to stockholder approval. The ESPP was subsequently approved by the stockholders on December 18, 2023. The ESPP provides eligible employees with a means of acquiring an equity interest in the Company through payroll deductions. The aggregate number of shares of Class A Common Stock reserved for future employee purchases under the ESPP is 1,500,000 shares. The ESPP will expire on October 31, 2033, unless sooner terminated by the Board, or when all available shares have been purchased. As of September 30, 2024, no shares had been purchased by employees under the ESPP.
21. Income Taxes
The Company is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss as well as any standalone income or loss that flyExclusive, Inc. generates.
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
The Company’s effective tax rate was 0% for the three and nine months ended September 30, 2024. The effective income tax rate differed significantly from the statutory rate of 21%, primarily due to the losses allocated to non-controlling interest and a full valuation allowance against our deferred tax assets where it is more likely than not the deferred tax assets will not be realized.
The Company has assessed the realizability of its net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company had recorded a full valuation allowance against its deferred tax assets as of September 30, 2024, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions in which it operates. Therefore, the Company is subject to tax examination by various taxing authorities. The Company is not currently under examination, and is not aware of any issues under review that could result in significant payments, accruals or material deviation from its tax positions. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities to the extent utilized in a future period. As of September 30, 2024, the tax years from 2020 to present generally remain open to examination by relevant taxing jurisdictions to which the Company is subject.
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
Purchases from Related Parties
LGM Ventures, LLC (“LGMV”) is an entity owned by Thomas James Segrave, Jr. Carolina Air Center, LLC, Crystal Coast Aviation, LLC, and Kinston Jet Center, LLC are subsidiaries of LGMV and sellers of fuel. During the three and nine months ended September 30, 2024, the Company purchased a total of $327 and $1,220 in fuel from subsidiaries of LGMV, respectively. This fuel represents approximately 2% of the Company’s total fuel purchases during both the three and nine months ended September 30, 2024 respectively. During the three and nine months ended September 30, 2023 the Company purchased a total of $249 and $1,550 in fuel from subsidiaries of LGMV, respectively. This fuel represents approximately 3% of the Company’s total fuel purchases during both the three and nine months ended September 30, 2023.
Leases from Related Parties
Kinston Jet Center, LLC, Kinston Jet House, LLC, JS Longitude, and LGM Auto, LLC are subsidiaries of LGMV and lessors of real property and equipment (such as trucks, trailers and vans). During the three and nine months ended September 30, 2024 the Company incurred rent expense to subsidiaries of LGMV totaling $815 and $2,877, respectively. During the three and nine months ended September 30, 2023 the Company incurred rent expense to subsidiaries of LGMV totaling $422 and $1,078. See Note 17 "Leases" for further details.
Due to Related Parties
Outstanding accounts payable to related parties for fuel and lease purchases from LGMV as of September 30, 2024 and December 31, 2023 were $314 and $0, respectively.
Sales to Related Parties
The Company allows owners of subsidiaries and lessor SAEs without Equity (“lessor VIEs”) to charter flights at a reduced rate. During the three and nine months ended September 30, 2024, the Company recorded $4,446 and $14,137 in charter flight revenue from owners of subsidiaries and lessor VIEs, respectively. During the three and nine months ended September 30, 2024, the Company recorded $40 and $40 in charter flight revenue from non-owner related parties. During the three and nine months ended September 30, 2023, the Company recorded $6,034 and $18,387 in charter flight revenue from owners of subsidiaries and lessor VIEs, respectively. During the three and nine months ended September 30, 2023, the Company recorded zero and $101 in charter flight revenue from non-owner related parties.

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
Receivables from Related Parties
Short term accounts receivable from related parties are comprised of these customer flight activity charges that exceed the prepaid balances of the respective customer’s account and totaled $1,892 and $1,911 as of September 30, 2024 and December 31, 2023, respectively.
Related party receivables from LGMV are $177 as of September 30, 2024 and $0 as of December 31, 2023, respectively.
Notes Receivable
In the normal course of its business, the Company finances upfront third-party buyers of their SAEs and holds notes receivable from these buyers. Notes receivable was comprised of $2,305 of a related parties' purchases of 99% ownership of a consolidated subsidiary as of September 30, 2024. During the nine months ended September 30, 2024, the Company applied $3,973 in notes receivable from a related party towards the Company's purchase of their 99% ownership interest.
Notes receivable was comprised of $2,404 of a related party’s purchase of 99% ownership of a consolidated subsidiary and $2,433 of another related party’s purchase of 99% ownership of a consolidated subsidiary as of December 31, 2023.
Notes Payable to Related Parties - Short Term
In December 2023, the Company issued $15,871 in principal amount of senior secured notes due in December 2024 in a private offering. The notes were issued with a stated rate of 14% and interest is payable monthly in arrears. The senior secured notes will mature one year from the issuance date at which time the full principal amount will be due, along with any accrued unpaid interest. As of September 30, 2024 and December 31, 2023 unamortized debt issuance cost related to the short term senior secured note was $177 and $879, respectively.
Total interest expense related to the senior secured note was $809 and $0 for the three months ended September 30, 2024 and 2023, respectively, and total interest expense related to the senior secured note was $2,372 and $0 for the nine months ended September 30, 2024 and 2023, respectively.
On December 27, 2023, the Company entered into an additional promissory note with the EGA Sponsor with a principal amount of $3,947. The promissory note bears an annual interest rate of 8% with a maturity date of September 18, 2024. Total accrued interest related to the EGA Sponsor note was $132 and $0 as of September 30, 2024 and December 31, 2023, respectively.
Total interest expense related to the EGA sponsor note was $79 and $0 for the three months ended September 30, 2024 and 2023, respectively, and total interest expense related to the EGA sponsor note was $237 and $0 for the nine months ended September 30, 2024 and 2023, respectively.
The balance of the Short-term notes payable - related party on the consolidated balance sheets was $22,455 and $18,939 as of September 30, 2024 and December 31, 2023, respectively.
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
The obligations of the Borrower under the Note are guaranteed by the Parent Guarantors and by the Personal Guarantor. As of the date that these condensed consolidated financial statements (unaudited) were available to be issued, the Company has drawn $25,643 under the Note. As of September 30, 2024 and December 31, 2023 unamortized debt issuance cost related to the Senior Secured Note was $638 and $0, respectively.
Total interest expense related to the Senior Secured Note was $962 and $0 for the three months ended September 30, 2024 and 2023, respectively and total interest expense related to the Senior Secured Note was $2,450 and $0 for the nine months ended September 30, 2024 and 2023, respectively.
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
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
23. Commitments and Contingencies
Legal Proceedings
flyExclusive Litigation
On June 30, 2023, Exclusive Jets, LLC (“flyExclusive”) served Wheels Up Partners, LLC (“WUP”) a Notice of Termination of the parties’ Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021 (the “GRP Agreement”) following material breaches of the GRP Agreement by WUP, including WUP’s failure to pay outstanding amounts owed to flyExclusive under the GRP Agreement. Subsequently, on July 5, 2023, WUP filed a lawsuit against flyExclusive in the United States District Court for the Southern District of New York (the “Initial Lawsuit”), alleging that flyExclusive breached the GRP Agreement and the implied duty of good faith and fair dealing therein by wrongfully terminating the GRP Agreement. WUP contends that flyExclusive did not have a right to terminate the GRP Agreement, that the termination was thus ineffective, and instead constituted a material breach of the GRP Agreement. WUP alleges this gave WUP the right to terminate the GRP Agreement, which WUP alleges it has done. WUP seeks compensatory damages in an unspecified amount and attorney’s fees and costs.
On August 23, 2023, prior to flyExclusive filing a responsive pleading in the Initial Lawsuit, WUP voluntarily dismissed the Initial Lawsuit. That same day, WUP re-filed the same lawsuit against flyExclusive in the Supreme Court of the State of New York, County Of New York (the “State Lawsuit”). On September 12, 2023, flyExclusive removed the State Lawsuit to the Southern District of New York (the “Court”), where the lawsuit is currently pending as case number 1:23-cv-08077-VSB. On September 19, 2023, flyExclusive filed a motion to dismiss for lack of personal jurisdiction or, in the alternative, motion to transfer the lawsuit to the U.S District Court for the Eastern District of North Carolina (“Motion to Dismiss”). On October 9, 2023, WUP filed a motion to remand the State Lawsuit back to state court (“Motion to Remand”) contending that the Court lacks subject matter jurisdiction because there is not complete diversity of citizenship between the parties. WUP’s Motion to Remand and flyExclusive’s Motion to Dismiss are pending before the Court.
On October 31, 2024, flyExclusive filed an answer denying that WUP is entitled to any of the relief sought by WUP, and also filed a Counterclaim for breach of contract against WUP seeking damages in excess of $75,000. The Company is in the process of evaluating the impact of these events and an estimate cannot be made at this time.
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

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
The following is a schedule by years of future repurchase contingencies under the leases as of nine months ended September 30, 2024:

Fiscal Year	Amount
Remainder of 2024	$2,831
2025	7,400
2026	27,020
2027	23,302
2028	5,525
Thereafter	6,000
$72,078
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
24. Stockholders’ Equity / Members' Deficit and Noncontrolling Interests
On December 27, 2023, in connection with the closing of the Merger, the Company entered into the Second Amended and Restated Certificate of Incorporation (the "Charter"). The total number of shares of all classes of stock the Company is authorized to issue pursuant to the Charter is 350,000,000 shares, consisting of the following:
Preferred Stock
The Company is authorized to issue 50,000,000 shares of preferred stock at a par value of $0.0001 per share. As of September 30, 2024 there were 50,510 shares of preferred stock issued and outstanding.
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
We have recorded both an accretion of dividends payable of $1,458 on Series A Preferred Stock, which equates to $58.32 per share, as well as amortization of discount of $173 and $611 for the three and nine months ended September 30,

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
2024 . These amounts are recorded as an accretion to temporary equity and a reduction in the accumulated deficit within the condensed consolidated statements of shareholders' equity (deficit) / members' equity (deficit) and temporary equity (unaudited).
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
In connection with the securities purchase agreement, on March 4, 2024, EnTrust Emerald (Cayman) LP was issued a Series A Penny Warrant to purchase shares of the Company's Class A Common Stock, par value $0.0001. This warrant granted the holder the right to purchase shares of Common Stock in an aggregate amount equal to one and one-half (1½) percent of the outstanding Common Stock on a fully diluted basis (the “Share Count Cap”), calculated in accordance with the terms of the warrant agreement, at an exercise price of $0.01 per share. See Note 18 "Warrant Liabilities" for additional information regarding these warrants.
Issuance of Series B Preferred Temporary Equity and Warrants
On August 8, 2024 the Company entered into a Securities Purchase Agreement (the “Agreement”) with EnTrust Emerald (Cayman) LP, a Cayman Islands limited partnership (“EnTrust”), and the EGA Sponsor (collectively with EnTrust, the “Purchasers”) (related parties of the Company through its affiliation with the EGA Sponsor), pursuant to which the Company agreed to issue and sell to the Purchasers an aggregate of 25,510 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), and Series B Penny Warrants to purchase, in the aggregate, up to 5,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”). The Company issued 20,408 shares of Series B Preferred Stock and a Series B Penny Warrant to purchase up to 4,000,000 shares of Common Stock to EnTrust on the Initial Closing Date and received gross proceeds of approximately $20.4 million. Pursuant to and subject to the terms and conditions of the Agreement, on August 14, 2024 (the "Subsequent Closing Date"), the Company (i) issued the remaining 5,102 shares of Series B Preferred Stock and a Series B Penny Warrant to purchase up to 1,000,000 shares of Common Stock to EG Sponsor and (ii) received additional gross proceeds of approximately $5.1 million on the Subsequent Closing Date.
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
The Series B Penny Warrant is exercisable beginning on the issue date and until the fifth anniversary of the issue date with an exercise price of $0.01 per share. The Series B Penny Warrants were deemed to be equity-classified instruments and were recorded within additional paid-in capital as of the issuance dates of the Series B Preferred Stock.
Class A Common Stock
The Company is authorized to issue 200,000,000 shares of Class A Common Stock at a par value of $0.0001 per share. As of September 30, 2024, there were 18,199,586 shares of Class A Common Stock issued and outstanding.
Class B Common Stock
The Company is authorized to issue 100,000,000 shares of Class B Common Stock at a par value of $0.0001 per share. As of September 30, 2024, there were 59,930,000 shares of Class B Common Stock issued and outstanding. The holders of the Class B Common Stock hold an equal number of LGM Common Units. Beginning on the first anniversary of the Closing Date, the LGM Common Units may be redeemed for either one share of Class A Common Stock or cash, at the election of the Board. For each LGM Common Unit that is redeemed, one Class B Common Stock will be automatically cancelled.

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
Treasury Stock
On December 26, 2023, the underwriter purchased 75,000 shares of EGA Class A common stock on behalf of the Company. The shares were purchased by the underwriter from a public stockholder that elected to reverse its redemption of 75,000 shares of EGA Class A common stock. The shares were purchased for a total purchase price of $818 ($10.90 per share) and the underwriter received reimbursement of $800 from EGA’s Trust Account on December 27, 2023, as well as reimbursement for the remaining $18 from the Company on January 2, 2024. Simultaneously with the closing of the Merger, the 75,000 shares of EGA Class A common stock were automatically exchanged for shares of non-redeemable flyExclusive, Inc. Class A Common Stock and 73,600 shares (out of the above-mentioned 75,000 shares) were granted to employees of the Company as compensation for services provided (the grant date for the 73,600 shares was determined to be December 27, 2023). The shares of flyExclusive Class A Common Stock were fully vested upon grant. As of December 31, 2023, all 75,000 shares were still legally considered to be owned by the underwriter. On January 2, 2024, the 75,000 shares were transferred from the underwriter to the Company, at which time the Company became the owner of record. On January 9, 2024, 73,600 shares were transferred from flyExclusive, Inc.’s ownership to the employee grantees and these 73,600 shares all had flyExclusive employees listed as the owners of record. The 1,400 shares of Class A Common Stock not issued to employees were still held by the Company and classified as treasury stock as of September 30, 2024.
Events Related to the Amended Underwriting Agreement
On May 10, 2024, the Company filed a registration statement on amended Form S-1, subsequently amended, that was declared effective on September 20, 2024, to register (a) the issuance of up to an aggregate of 2,521,569 shares of Class A Common Stock issuable upon the exercise of our Public Warrants and (b) the resale from time to time of (i) up to an aggregate of 15,545,274 outstanding shares of Class A Common Stock, (ii) 4,333,333 Private Placement Warrants, (iii) up to an aggregate of 4,333,333 shares of Class A Common Stock issuable upon the exercise of the Private Placement Warrants, and (iv) up to an aggregate of 59,930,000 shares of Class A Common Stock issuable upon the redemption of LGM Common Units.
Noncontrolling Interest
The Company held a controlling interest in several entities that are not wholly-owned as described above (see Note 6, "Variable Interest Entities") and net income or net loss of such entities is allocated on a straight percentage basis based on the given terms of each entity’s operating agreement (see percentage below). Net income (loss) attributable to noncontrolling interests for the three and nine months ended September 30, 2024 and 2023 was $653 and $(6,997), and $(2,503) and $(6,762), respectively.

Table of contents             flyExclusive, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
As of September 30, 2024, the noncontrolling interests in the Company’s consolidated entities are comprised of the following (12 entities):

Entities - Major Owner	Noncontrolling Interest	Company Ownership	Total
Entities 1-3	99%	1%	100%
Entity 4	95%	5%	100%
Entity 5	92%	8%	100%
Entity 6	78%	23%	101%
Entity 7	75%	25%	100%
Entity 8	70%	30%	100%
Entity 9	68%	32%	100%
Entity 10	67%	33%	100%
Entity 11	58%	42%	100%
Entity 12	52%	48%	100%
On March 26, 2024, the Company entered into an agreement with the noncontrolling interests of certain controlled and consolidated aircraft leasing entities to exchange ownership interests involving seven aircraft and their related entities. The purpose of the transactions was to give the Company 100% ownership of certain aircraft. These transfers are accounted for as equity transactions and no gain or loss was recognized during the three and nine months ended September 30, 2024. These transfers are included within Acquisitions of non controlling interests on the condensed consolidated statements of shareholders' equity (deficit) / members' equity (deficit) and temporary equity (unaudited). The carrying amounts of the assets and liabilities of the consolidated aircraft leasing entities are not changed. The carrying amounts of the noncontrolling interests are adjusted to reflect the change in the ownership interests of each consolidated aircraft leasing entity.
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
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
In determining the measurement method of redemption value, the Company elected to accrete changes in the redemption value over the period from the date of issuance (the Closing Date) to the earliest redemption date (December 27, 2024) of the instrument using the interest method. Changes in the redemption value are considered to be changes in accounting estimates
As of both September 30, 2024 and December 31, 2023, the Company held a 22% common interest in LGM Units. The company is considered the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 22% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership.
The net loss attributable to the redeemable noncontrolling interest for the three and nine months ended September 30, 2024 was $18,515 and $60,715, respectively.
Changes in the carrying value of the redeemable noncontrolling interest for the period from the nine months through September 30, 2024 were as follows:

Balance as of December 31, 2023	$(35,525)
Net loss attributable to redeemable noncontrolling interest	(60,715)
Change in redemption value of redeemable noncontrolling interest	231,273
Balance as of September 30, 2024	$135,033
25. Subsequent Events
There were no material events subsequent to the end of the reporting period identified.

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
Overview of Our Business
flyExclusive is a premier owner and operator of curated private aviation experiences dedicated to surpassing passenger expectations for quality, convenience, and safety. Our mission is to be the world’s most vertically integrated private aviation company through capital-efficient program growth, an industry-leading pricing model, optimal dispatch availability, in-house training, and a controlled premium customer experience on modernized aircraft. As of September 30, 2024, we had 88 aircraft in our owned and leased fleet that includes light, midsize, super-midsize, and large jets. As one of the nation’s largest Citation operators, flyExclusive has curated a versatile fleet of Citation CJ3 / CJ3+, Citation Excel / XLS / XLS+, Citation Encore+, Citation Sovereign, Citation X, and Challenger 350 aircraft. We have a long track record of success and growth across a full range of industry services. Our core competitive advantage is the purpose-built, in-house control of decisions and processes needed to operate a successful private aviation company through a range of market environments.
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

On September 2, 2024, the Company entered into an Aircraft Management Services Agreement (the “Volato Agreement”) with Volato Group, Inc. (“Volato”). Pursuant to the Volato Agreement, Volato engaged the Company as an independent contractor to provide certain aircraft management services and agreed that the Company will be the exclusive provider of such services to Volato. As consideration payable to the Company for providing the services, the Company will be entitled to retain the excess of revenue collected over expenses in connection with its delivery of services under the Volato Agreement.
The Volato Agreement has a term of twelve months and may be terminated by the Company immediately upon a material breach of the Agreement by Volato or upon 30 days’ written notice to Volato. Volato may terminate the Agreement immediately upon a material breach of the Agreement by the Company. During the term of the Agreement, certain Volato employees will provide consulting services to the Company, including consulting services related to software development, sales, and other professional services. The cost to the Company of these consulting services will be the current salaries and benefit costs of the Volato employees engaged to provide the services, plus reasonable out-of-pocket expenses. Volato has also agreed to grant the Company a non-exclusive license to Volato’s proprietary software pursuant to the terms and conditions of a mutually agreeable software license, with a license fee equal to the documented, out-of-pocket expenses incurred by Volato with third-party vendors and only to the extent related solely and directly to the software. Under the terms of the agreement, the Company will manage flight operations, sales and expenses of Volato’s fleet, consisting of 13 fully fractionalized aircraft, 8 leased aircraft and 4 managed aircraft. The aircraft will remain on Volato's Federal Aviation Administration ("FAA") certificate until they are potentially moved to the Company's FAA certificate.
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
Wheels Up (“WUP”) Termination
On June 30, 2023, we served WUP a Notice of Termination of the parties’ Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021 (the “GRP Agreement”). As a result of the termination, the GRP program did not generate revenue following the date of the GRP Agreement’s termination, which had a material impact on the financial statements for the year ending December 31, 2023. For some time prior to the termination of the GRP Agreement we were planning, for the strategic reasons of avoiding excessive reliance on a single customer and shifting towards focusing on wholesale and contractual retail customers, to scale down business with WUP, and we had already reflected scaled down revenue accordingly in our publicly disclosed projections. However, the termination of the GRP Agreement might have a material impact on the financial statements beyond 2023 until we are able to successfully effectuate this planned strategic shift and replace the revenue lost from the termination of the GRP Agreement. Additionally, as of June 27, 2023, WUP accounted for $15.7 million in receivables, which was a significant majority of total receivables at that time. When the agreement with WUP was terminated on June 30, 2023 the receivable balances were eliminated, as allowable under relevant accounting standards, by being applied against existing deposits held under the GRP Agreement. The GRP Agreement provided for an orderly draw down period of the designated aircraft at a maximum of two aircraft per month. The Company submitted a bill for monies due under the GRP Agreement during the draw down period through July 31, 2024. Billed but unrecorded amounts through September 30, 2024 totaled $59.0 million.
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
Fleet Modernization
During the fourth quarter of 2023, we began the process of modernizing our fleet. Our plan is to sell a portion of our fleet that is older and non-performing and replace those aircraft with newer models, which will grant our customers access to newer aircraft. In connection with this effort, within the first nine months of 2024, we recorded a portion of the fleet as being held for sale. We expect the fleet modernization to take place over the next two years and do not anticipate a material decline to revenue as we will replace sold models with the newer aircraft which offer increased availability and operating efficiency.
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
As of September 30, 2024, we had applied for $9.5 million and received $9.0 million of ERC. Our legal counsel has issued a legal opinion that we, more likely than not, qualified for the ERC. However, it remains uncertain whether we meet the qualifications required to receive the ERC. Therefore, the balance was included in accrued expenses and other current liabilities in the consolidated balance sheets should we be required to potentially repay the ERC.
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
Adjusted EBITDA
We calculate Adjusted EBITDA as net income (loss) adjusted for (i) interest income (expense), (ii) income tax expense, (iii) depreciation and amortization, (iv) equity-based compensation, (v) dividends from redeemable preferred stock, (vi) public company readiness expenses, (vii) non-cash loss on assets held for sale, which represents the impairment charges recognized on assets designated for sale prior to their disposal, (viii) realized losses on aircraft sold as part of fleet modernization efforts, (ix) gain on forgiveness of CARES Act Loan, (x) change in fair value of derivative liability, and (xi) change in fair value of warrant liabilities.
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
The following table reconciles Adjusted EBITDA to net loss, the most directly comparable GAAP measure (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net loss	$(84,980)	$(30,451)
Add (deduct):
Interest income	(3,419)	(2,989)
Interest expense	15,940	15,601
Income tax benefit	—	—
Depreciation and amortization	19,283	20,176
Equity-based Compensation	—	—
Dividends from redeemable preferred stock	2,708	—
Public company readiness expenses(1)	—	7,506
Non-cash loss on assets held for sale	1,231	—
Realized (gains)/losses due to fleet modernization(2)	1,312	—
Gain on forgiveness of CARES Act Loan	—	(339)
Change in fair value of derivative liability	—	3,577
Change in fair value of warrant liabilities	2,179	—
Adjusted EBITDA	$(45,746)	$13,081
(1)Includes costs primarily associated with compliance and consulting in advance of LGM Enterprises transitioning to a public company as a result of the Merger.
(2)Represents losses incurred on sales of aircraft that the Company previously identified as part of our fleet modernization efforts that are outside of the normal course of business.
Key Operating Metrics
In addition to financial measures, we regularly review certain key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business. Pursuant to the Volato Agreement, effective September 1, 2024, the Company operated certain legacy Volato aircraft under the Volato certificate. The Company also provided services to Volato legacy members and fractional owners. As a result, we have included the aircraft on Volato's certificate, hours flown on those aircraft, and the members and fractional owners in the operating metrics below for completeness.
The following table summarizes our key operating metrics:

	September 30,
	2024	2023
Ending aircraft on certificate	88	100
Aircraft operated under the Volato Agreement	25	—
Total aircraft operated	113	100

	Nine Months Ended September 30,
	2024	2023
Members contributing to revenues*	1,005	836
Active members	854	747
Average aircraft on certificate	104	94
Aircraft contributing to revenues	112	98
Total flight hours**	48,862	40,561
Total hours per aircraft***	468	431
Members per aircraft*	9	9
*Members contributing to revenues are defined as the number of contractual retail members - club, fractional, and partnership members - that contributed to revenues during the reporting period. GRP customers do not represent contractual retail, and thus are not considered “members”.
**The Company’s historical flight hours for the nine months ended September 30, 2024 and September 30, 2023, without flight hours derived from GRP were as follows: 48,862 hours for the nine months ended September 30, 2024 and 32,706 hours for the nine months ended September 30, 2023.
***The Company’s historical hours per aircraft for the nine months ended September 30, 2024 and September 30, 2023, without flight hours derived from GRP were as follows: 468 hours per aircraft for the nine months ended September 30, 2024 and 348 hours per aircraft for the nine months ended September 30, 2023.
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
Members per aircraft
We define members per aircraft as members contributing to revenues divided by aircraft contributing to revenues. We use members per aircraft to control the customer experience through the management of our customer to aircraft ratio. For the nine months ended September 30, 2024, 98.8% of our customers were fulfilled on our fleet without the potential high-cost of reliance of third parties to meet demand. An optimal customer to aircraft ratio allows us to gain a competitive advantage by having sufficient aircraft available to meet member demand and be flexible to backfill unused aircraft for wholesale use.
Components of Results of Our Operations
The key components of our results of operations include:
Revenue
We derive revenue from charter flights, which include our jet club, GRP (until June 30, 2023), fractional programs, wholesale, and retail. We also derive revenue from our MRO services and management fees related to the Volato Agreement.
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
We derive GRP revenue from contracts with wholesale customers whereby the customer commits to purchase a specified minimum number of hours per quarter in exchange for guaranteed access to specific aircraft. The customer pays daily and hourly rates depending upon aircraft type as well as other incidental fees. Although the customer is committed to a minimum number of flight hours per aircraft and a minimum number of aircraft, actual GRP revenue is highly variable as the customer controls the timing, frequency and total volume of usage, sometimes resulting in significant revenue above or below the contractual minimum. We recognize the monthly minimum as revenue ratably over time and any variable consideration generated from flight services above the minimum in the period of performance. We received no GRP revenue after June 30, 2023 due to the termination of the GRP Agreement.
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
Other income (expense)
Interest income
Interest income consists of interest earned on municipal bond funds and U.S. Treasury bills.
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

Results of Operations
Results of Our Operations for the Nine Months Ended September 30, 2024 compared to the Nine Months Ended September 30, 2023
The following table sets forth our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands, except percentages):

	Nine Months Ended September 30,		Change in
	2024	2023	$	%
Revenue	$235,908	$239,397	$(3,489)	(1.5%)
Costs and expenses
Cost of revenue	215,227	193,564	21,663	11.2%
Selling, general and administrative	66,674	51,957	14,717	28.3%
Depreciation and amortization	19,283	20,176	(893)	(4.4%)
Loss (gain) on aircraft held for sale	4,897	(12,435)	17,332	139.4%
Total costs and expenses	306,081	253,262	52,819	20.9%
Loss from operations	(70,173)	(13,865)	(56,308)	(406.1)%
Other income (expense)
Interest income	3,419	2,989	430	14.4%
Interest expense	(15,940)	(15,601)	(339)	(2.2%)
Gain on forgiveness of CARES Act loan	—	339	(339)	(100.0%)
Change in fair value of derivative liability	—	(3,577)	3,577	100.0%
Change in fair value of warrant liabilities	(2,179)	—	(2,179)	(100.0%)
Other expense	(107)	(736)	629	85.5%
Total other income (expense), net	(14,807)	(16,586)	1,779	10.7%
Loss before income taxes	(84,980)	(30,451)	(54,529)	(179.1%)
Income tax benefit	—	—	—	—
Net loss	(84,980)	(30,451)	(54,529)	(179.1%)
Less: Net loss attributable to redeemable noncontrolling interests	(60,715)	—	(60,715)	100.0%
Less: Net loss attributable to noncontrolling interests	(6,997)	(6,762)	(235)	(3.5%)
Net loss attributable to flyExclusive, Inc.	$(17,268)	$(23,689)	$6,421	27.1%
Revenue

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
Jet club and charter	$216,503	$166,168	$50,335	30.3%
Guaranteed revenue program	—	66,916	(66,916)	(100.0)%
Fractional ownership	13,599	3,281	10,318	314.5%
Maintenance, repair, and overhaul	5,255	3,032	2,223	73.3%
Aircraft management services	551	—	551	100.0%
Total revenue	$235,908	$239,397	$(3,489)	(1.5%)

Jet club and charter revenue increased by $50.3 million, or 30%, to $216.5 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Jet club and charter flight hours increased by 47%, partially offset by a 11% decrease in effective hourly rates during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

GRP revenue decreased by $66.9 million, or 100%, to $0 for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The decrease was due to the termination of the WUP agreement that occurred on June 30, 2023, resulting in no GRP revenue during 2024.
Fractional ownership revenue increased by $10.3 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 due to fractional membership growth.
Maintenance, repair, and overhaul revenue increased by $2.2 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 due to an increase in external services for outside customers.
Aircraft management services revenue increased by $0.6 million, or 100%, from $0 for the nine months ended September 30, 2024 due to the Company providing certain aircraft management services for third-party aircraft owners under the Volato Agreement.
We expect our revenue to increase over time as a result of adding aircraft to our fleet and forecasted membership growth.
Costs and expense
Cost of revenue
Cost of revenue increased by $21.7 million, or 11%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to:
-An increase of $4.2 million for salaries and wage related expense;
-An increase of $2.2 million for aircraft lease expense;
-An increase of $5.8 million for aircraft repair and maintenance;
-An increase of $5.3 million for affiliate lift expense;
-An increase of $2.9 million in overhaul program expense;
-An increase of $1.1 million for ground expenses;
-An increase of $0.7 million for fuel expenses; and
-A decrease of $0.5 million for insurance and aircraft Wi-Fi.
Selling, general and administrative
Selling, general and administrative expenses increased by $14.7 million, or 28%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in selling, general and administrative expenses was primarily attributable to:
-An increase of $9.8 million in personnel-related expenses;
-An increase of $1.9 million in bad debt expense; and
-An increase of $2.8 million in insurance expense.
Depreciation and amortization
Depreciation and amortization expenses decreased by $0.9 million, or 4%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily due to an decrease in depreciation expense resulting from a decrease in owned aircraft.
Loss (gain) on aircraft held for sale
Loss (gain) on aircraft held for sale changed by $17.3 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 as a result of a portion of the fleet being classified as held for sale at the current period-end without similar activity for the nine months ended September 30, 2023, and as a result of the favorable environment for selling aircraft for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2024.

Other income (expense)
Interest income
Interest income increased by $0.4 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily as a result of an increase in interest income on U.S. Treasury bills.
Change in fair value of derivative liability
Change in fair value of derivative liability changed by $3.6 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to the identification and measurement of an embedded derivative related to our convertible notes in 2023. There was no comparable activity in 2024 due to the conversion of the note in the prior year.
Change in fair value of warrant liabilities
Change in fair value of warrant liabilities changed by $2.2 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to warrants recorded during the fourth quarter of 2023 as a result of the Merger as well as additional warrants issued in the first and third quarters of 2024. There was no comparable activity in the first nine months of 2023.
Other expense
Other expense changed by $0.6 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily as a result of a $0.2 million decrease in realized losses on securities.

Results of Our Operations for the Three Months Ended September 30, 2024 compared to the Three Months Ended September 30, 2023.
The following table sets forth our results of operations for the three months ended September 30, 2024 and three months ended September 30, 2023 (in thousands, except percentages):

	Three Months Ended September 30,		Change in
	2024	2023	$	%
Revenue	$76,923	$62,027	$14,896	24.0%
Costs and expenses
Cost of revenue	68,238	63,290	4,948	7.8%
Selling, general and administrative	20,001	17,472	2,529	14.5%
Depreciation and amortization	6,110	6,699	(589)	(8.8)%
Loss (gain) on aircraft held for sale	3,480	(9,570)	13,050	136.4%
Total costs and expenses	97,829	77,891	19,938	25.6%
Loss from operations	(20,906)	(15,864)	(5,042)	(31.8)%
Other income (expense)
Interest income	979	796	183	23.0%
Interest expense	(5,619)	(5,674)	55	1.0%
Change in fair value of derivative liability	—	(3,684)	3,684	100.0%
Change in fair value of warrant liabilities	1,500	—	1,500	100.0%
Other expense	(90)	(144)	54	37.5%
Total other income (expense), net	(3,230)	(8,706)	5,476	62.9%
Loss before income taxes	(24,136)	(24,570)	434	1.8%
Income tax benefit	—	—	—	—
Net loss	(24,136)	(24,570)	434	1.8%
Less: Net loss attributable to redeemable noncontrolling interests	(18,515)	—	(18,515)	100.0%
Less: Net income (loss) attributable to noncontrolling interests	653	(2,503)	3,156	126.1%
Net loss attributable to flyExclusive, Inc.	$(6,274)	$(22,067)	$15,793	71.6%
Revenue

	Three Months Ended September 30,			Change
	2024		2023	Amount	%
Jet club and charter	$69,586		$59,340	$10,246	17.3%
Fractional ownership	5,265		1,472	3,793	257.7%
Maintenance, repair, and overhaul	1,521		1,215	306	25.2%
Aircraft management services	551		—	551	100.0%
Total revenue	$76,923	$—	$62,027	$14,896	24.0%

Jet club and charter revenue increased by $10.2 million, or 17%, to $69.6 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Jet club and charter flight hours increased by 23%, partially offset by a 4% decrease in effective hourly rates during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Fractional ownership revenue increased by $3.8 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 due to fractional membership growth.
Maintenance, repair, and overhaul revenue increased by $0.3 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 due to an increase in external services for outside customers.

Aircraft management services revenue increased by $0.6 million, or 100%, from $0 for the three months ended September 30, 2024 due to the Company providing certain aircraft management services for third-party aircraft owners under the Volato Agreement.
Costs and expense
Cost of revenue
Cost of revenue increased by $4.9 million, or 8%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to:
-An increase of $1.4 million for salaries and wage related expense;
-An decrease of $0.7 million for aircraft lease expense;
-An increase of $1.9 million for aircraft repair and maintenance;
-An increase of $1.1 million for affiliate lift expense;
-An increase of $0.2 million for ground expenses;
-An increase of $0.1 million for fuel expense; and
-An increase of $0.7 million for insurance and aircraft Wi-Fi.
Selling, general and administrative
Selling, general and administrative expenses increased by $2.5 million, or 14%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase in selling, general and administrative expenses was primarily attributable to:
-A decrease of $0.3 million in professional fees, advertising, and marketing costs;
-An increase of $2.4 million in personnel-related expenses;
-An increase of $0.2 million in rent and software-related expense;
-An decrease of $0.6 million in training expense; and
-An increase of $0.5 million in insurance expense.
Depreciation and amortization
Depreciation and amortization expenses decreased by $0.6 million, or 9%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily due to an decrease in depreciation expense resulting from a decrease in owned aircraft.
Loss (gain) on aircraft held for sale
Loss (gain) on aircraft held for sale changed by $13.1 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 as a result of a portion of the fleet being classified as held for sale at the current period-end without similar activity for the three months ended September 30, 2023, and as a result of the favorable environment for selling aircraft for the three months ended September 30, 2023 as compared to the three months ended September 30, 2024.
Other income (expense)
Interest income
Interest income increased by $0.2 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily as a result of an increase in interest income on U.S. Treasury bills.
Change in fair value of derivative liability
Change in fair value of derivative liability changed by $3.7 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to the identification and measurement of an embedded derivative related to our convertible notes in 2023. There was no comparable activity in 2024 due to the conversion of the note in the prior year.
Change in fair value of warrant liabilities

Change in fair value of warrant liabilities changed by $1.5 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to warrants recorded during the fourth quarter of 2023 as a result of the Merger as well as additional warrants issued in the first and third quarters of 2024. There was no comparable activity in the third quarter of 2023.
Other expense
Other expense changed by $0.1 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Liquidity and Capital Resources
Sources and Uses of Liquidity
Our principal sources of liquidity have historically consisted of financing activities, including proceeds from equity sales and notes payable, and operating activities, primarily from the increase in deferred revenue associated with prepaid flights. As of September 30, 2024, we had $18.7 million of cash and cash equivalents, $61.4 million in short-term investments in securities and $8.9 million available borrowing capacity under the 2018 Term Loan. As of September 30, 2024, we had $0.5 million of available borrowing capacity under the 2023 Revolving Line of Credit. Our cash equivalents primarily consist of liquid money market funds, and our investments primarily consist of fixed-income securities including corporate bonds, government bonds, municipal issues, and U.S. Treasury bills.
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
We believe factors that could affect our liquidity include our rate of revenue growth, changes in demand for our services, competitive pricing pressures, other growth initiatives, our ability to keep increases in operating expenses in line with growth in revenues, and overall economic conditions. In addition, because of the current disparity between the $11.50 per share exercise price of our outstanding Public Warrants and Private Placement Warrants and the current trading price of the Class A Common Stock, which closed on November 1, 2024, at $2.10 per share, we are unlikely to receive significant proceeds from the exercise of warrants in the near term. To the extent that our current liquidity is insufficient to fund future activities, we would need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through debt financing arrangements. If we raise additional funds by issuing equity securities, the ownership of existing shareholders will be diluted. The incurrence of additional debt financing might be restricted or prohibited by the terms of our current or future debt obligations and would result in debt service obligations, and any such debt could include operating and financing covenants that could restrict our operations. In the event that additional funds are required from outside sources, we might not be able to raise funds on terms acceptable to us or at all. If we are unable to source external financing, we could be forced to delay, reduce, suspend or cease our working capital requirements, capital expenditures and business development efforts, which would have a negative impact on our business, prospects, operating results and financial condition.
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

Credit Facility (Term Loan)
In August 2018, we entered into a term loan agreement with a maximum borrowing capacity of $12.3 million. We have since entered into amended term loan agreements, which raised the maximum borrowing capacity to $15.3 million, of which we had borrowed $6.3 million as of September 30, 2024. In August 2024, there were two payoffs of sub-notes totaling $4.3 million.
The current iteration of the term loan agreement matured September 2024 and allows the option to elect an interest rate equal to the SOFR-Based Rate or the Prime-Based Rate. Maturity of the term loan agreement does not affect the existing debt, but precludes the ability to originate new debt under the agreement. We are exploring renewal of the term loan agreement under a new covenant structure.
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
Long-Term Loan Agreement
In connection with the acquisition of a new aircraft in February 2024, the Company entered into a long-term promissory note agreement with a principal amount of of $4.2 million. The note bears a fixed interest rate of 7.25% and has a maturity date five years from the note agreement date.
In March 2024, the Company entered into a long-term promissory note agreement with a principal amount of $13.9 million. The note bears a fixed interest rate of 9.45% and has a maturity date ten years from the note agreement date.
In April 2024, the Company entered into an amendment of a short-term promissory note agreement, to extend the maturity date to a long-term promissory note maturing in April 2025 with a principal amount of $7.8 million. The note bears a fixed interest rate of 7.75% and has a maturity date five years from the note amendment.
In May 2024, the Company entered into a long-term promissory note agreement with a principal amount of $12.6 million. The note bears a fixed interest rate of 8.81% and has a maturity date five years from the note agreement date.
January 2024 Senior Secured Note
On January 26, 2024 (the “Effective Date”), FlyExclusive Jet Share, LLC (the “Borrower”), a wholly-owned indirect subsidiary of the Company, entered into a Senior Secured Note (the “Senior Secured Note”) with ETG FE LLC (the “Noteholder”), Kroll Agency Services, Limited, as administrative agent (the “Administrative Agent”) and Kroll Trustee Services, Limited, (the “Collateral Agent”).
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
Issuance of Series B Preferred Temporary Equity and Warrants
On August 8, 2024 the Company entered into a Securities Purchase Agreement (the “Agreement”) with EnTrust Emerald (Cayman) LP, a Cayman Islands limited partnership (“EnTrust”), and the EGA Sponsor (collectively with EnTrust, the “Purchasers”) (related parties of the Company through its affiliation with the EGA Sponsor), pursuant to which the Company agreed to issue and sell to the Purchasers an aggregate of 25,510 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), and Series B Penny Warrants to purchase, in the aggregate, up to 5,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”). The Company issued 20,408 shares of Series B Preferred Stock and a Series B Penny Warrant to purchase up to 4,000,000 shares of Common Stock to EnTrust on the Initial Closing Date and received gross proceeds of approximately $20.4 million. Pursuant to and subject to the terms and conditions of the Agreement, on August 14, 2024 (the "Subsequent Closing Date"), the Company (i) issued the remaining 5,102 shares of Series B Preferred Stock and a Series B Penny Warrant to purchase up to 1,000,000 shares of Common Stock to EG Sponsor and (ii) received additional gross proceeds of approximately $5.1 million on the Subsequent Closing Date.
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
Short-Term Expenditures
We currently anticipate that cash required for expenditures for the next 12 months is approximately $177.4 million, which includes accounts payable of $26.1 million, accrued expenses and other current liabilities of $26.7 million, short-term notes payable of $28.5 million, the current portion of long-term debt contractual principal payments due of $81.4 million and lease payments of $14.7 million. We plan to refinance contractual principal payments that comprise the short-term debt liability as they become due. As stated above, we have maintained a positive relationship with our debtholders and have not historically had any difficulty refinancing our debt obligations. Based on our historical experience and the fact that we have not suffered any decline in creditworthiness, we expect that our cash on hand and cash earnings will enable us to secure the necessary refinancing. The accounts payable, accrued expenses, and lease liabilities will be settled using a combination of cash generated by operations, sale of investments and incremental borrowing activity, if necessary.
Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Item 1A, "Risk Factors — Risks Related to Our Business and Industry." as described in our Annual Report on Form 10-K for the year ended December 31, 2023.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(54,434)	$3,617
Investing activities	22,095	(44,113)
Financing activities	39,367	27,582
Net increase (decrease) in cash and cash equivalents	$7,028	$(12,914)
Net cash flows from operating activities
Net cash used in operating activities for the nine months ended September 30, 2024 was $54.4 million, resulting from our net loss of $85.0 million, $19.3 million of depreciation and amortization, a $0.8 million in amortization of contract costs, $1.1 million in non-cash interest expense, $15.8 million in non-cash rent expense, $4.9 million loss on aircraft held for sale, a $2.1 million increase in the provision for credit losses, $0.4 million change in fair value of a Private Placement Warrant liability, a $4.0 million change in the fair value of the Public Warrant liability, and a $13.5 million decrease from net changes in operating assets and liabilities, partially offset by a $2.1 million change in non-cash interest income and a $2.2 million change in the fair value of Penny Warrant liability. The $13.5 million outflow from operating assets and liabilities is primarily due to a $1.8 million decrease from other receivables, $0.8 million decrease from parts and supplies inventory, a $16.0 million decrease from operating lease liabilities, a $4.1 million decrease from accounts payable, a $2.9 million decrease from other current liabilities, and a $0.7 million decrease in accounts receivable, partially offset by a $6.3 million increase from deferred revenue, a $6.4 million increase from other non-current liabilities, and a $0.3 million increase from prepaid and other current assets.
Net cash from operating activities for the nine months ended September 30, 2023 was $3.6 million resulting from our net loss of $30.5 million, $20.2 million of depreciation and amortization, $7.4 million in non-cash interest expense, $12.5 million in non-cash rent expense, and a $4.4 million increase from net changes in operating assets and liabilities, partially offset by non-cash interest income of $2.3 million and gain on aircraft held for sale of $12.4 million. The $4.4 million cash inflow provided by operating assets and liabilities is due to a $23.7 million increase from deferred revenue, a $14.8 million cash inflow from accounts receivable, a $6.9 million cash inflow from other non-current liabilities, a $5.8 million cash inflow from other current liabilities, a $0.9 million cash inflow from other receivables, a $0.8 million increase from prepaid expenses and other current assets, partially offset by a $37.5 million cash outflow from customer deposits, a $11.1 million cash outflow from operating lease liabilities, and a $0.8 million decrease from parts and supplies inventory.
Net cash flows from investing activities
Net cash provided by investing activities for the nine months ended September 30, 2024 was $22.1 million, primarily due to proceeds from the sale of property and equipment of $28.5 million, proceeds from the sale of investments of $57.4 million, and the paydown of notes receivable of $15.0 million. Partially offsetting the increase in net cash provided by investing activities were purchases of property and equipment of $14.7 million, purchases of engine overhauls of $18.4 million, and purchases of investments of $45.5 million.
Net cash used in investing activities for the nine months ended September 30, 2023 was $44.1 million primarily due to purchases of property and equipment of $67.0 million, purchases of engine overhauls of $14.5 million, and purchases of investments of $68.8 million. Partially offsetting the increase in net cash used in investing activities were proceeds from sales of property and equipment of $38.1 million and proceeds from sales of investments of $68.7 million.
Net cash flows from financing activities
Net cash provided by financing activities for the nine months ended September 30, 2024 was $39.4 million, resulting primarily from proceeds from debt of $71.4 million to fund purchases of property and equipment, and proceeds from the issuance of preferred equity of $29.8 million. Partially offsetting the increase in net cash provided by financing activities was repayment of debt of $50.3 million, payment of debt issuance costs of $4.0 million, and net cash distributions to noncontrolling interests of $7.6 million.
Net cash provided by financing activities for the nine months ended September 30, 2023 was $27.6 million primarily resulting from proceeds from debt of $97.8 million, million, partially offset by repayments of debt of $32.5 million, repayments of deferred financing costs of $1.5 million and net cash distributions to members and noncontrolling interests of $36.2 million.
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
Critical Accounting Policies and Estimates
There have been no significant changes to the Company's critical accounting policies during the nine months ended September 30, 2024 as compared with those disclosed within Part II, Item 7 — “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2023, aside from those included below:
Public Warrants, Private Warrants and Penny Warrants
As of September 30, 2024 the Company has the following warrants issued, (i) the Public Warrants initially included in the EGA units issued in EGA's initial public offering, (ii) the warrants of EGA held by EG Sponsor LLC (the “EGA Sponsor”) that were issued to the EGA Sponsor at the closing of EGA's initial public offering (the "Private Placement Warrants,"), (iii) warrants issued on March 4, 2024 in connection with the Series A Preferred Stock offering as described within Note 24 "Stockholders’ Equity / Members' Deficit and Noncontrolling Interests" (the "Series A Penny Warrants"), and (iv) warrants issued on August 8, 2024 and August 14, 2024 in connection with the Series B Preferred Stock offering as described within Note 24 "Stockholders' Equity/Members' Deficit and Noncontrolling Interests" (the "Series B Penny Warrants," together with the Series A Penny Warrants, the "Penny Warrants," and together with the Public Warrants, the Private Placement Warrants and the Series A Penny Warrants, the "Warrants").
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
If financial instruments, such as the Warrants, are not required to be classified as liabilities under ASC 480, the Company assesses whether such instruments are indexed to the Company's own stock under ASC 815-40. In order for an instrument to be considered indexed to an entity's own stock, its settlement amount must always equal the difference between the following: (a) the fair value of a fixed number of the Company's equity shares, and (b) a fixed monetary amount or a fixed amount of a debt instrument issued by the Company. As there are scenarios where the settlement amount would not equal the difference between the fair value of a fixed number of shares and a fixed monetary amount (or a fixed amount of a debt instrument), the Company determined that the Series A Penny Warrants, the Public Warrants, and the Private Placement Warrants were not indexed to the Company's own stock and therefore they must be classified as liabilities. The Company also determined that the Series A Penny Warrants, the Public Warrants, and the Private Placement Warrants met all criteria to meet the definition of a derivative under ASC 815-10-15-83. For the Series B Penny Warrants, the Company determined that they were indexed to the Company's own stock and would be settled in shares of the Company's Class A Common Stock at an explicit share limit. As such, The Company concluded that the Series B Penny Warrants must be classified as permanent equity, and that the Series B Penny Warrants are not subject to remeasurement at each reporting date.
The Company recorded the Series A Penny Warrants, the Public Warrants, and the Private Placement Warrants as liabilities on the condensed consolidated balance sheets (unaudited) at fair value, with subsequent changes in the fair value recognized in the condensed consolidated statements of operations and comprehensive loss (unaudited) at each reporting date.
Temporary Equity
The Company accounts for its common and preferred stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common and preferred stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common and preferred stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Series A Preferred Stock and Series B Preferred Stock (as defined within Note 24 "Stockholders’ Equity / Members' Deficit and Noncontrolling Interests") feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 25,000 shares of Series A Preferred Stock and 25,510 shares of Series B Preferred Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets at September 30, 2024.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation, we concluded that, at the end of the period covered by this Report, our disclosure of controls and procedures were not effective due to material weaknesses in the Company’s internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2023.
Changes in Internal Control Over Financial Reporting
Except for the continuing remediation efforts previously reported in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As previously reported, on August 8, 2024 the Company entered into a Securities Purchase Agreement (the “Agreement”) with EnTrust Emerald (Cayman) LP, a Cayman Islands limited partnership (“EnTrust”), and the EGA Sponsor (collectively with EnTrust, the “Purchasers”) (related parties of the Company through its affiliation with the EGA Sponsor), pursuant to which the Company agreed to issue and sell to the Purchasers an aggregate of 25,510 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), and the Series B Penny Warrants to purchase, in the aggregate, up to 5,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”). The Company issued 20,408 shares of Series B Preferred Stock and a Series B Penny Warrant to purchase up to 4,000,000 shares of Common Stock to EnTrust on the Initial Closing Date and received gross proceeds of approximately $20.4 million. Pursuant to and subject to the terms and conditions of the Agreement, on August 14, 2024 (the “Subsequent Closing Date”), the Company (i) issued the remaining 5,102 shares of Series B Preferred Stock and a Series B Penny Warrant to purchase up to 1,000,000 shares of Common Stock to EG Sponsor and (ii) received additional gross proceeds of approximately $5.1 million on the Subsequent Closing Date. Gregg S. Hymowitz, a member of the Company’s Board of Directors, to which position he was designated by an affiliate of the Purchaser, serves as the Founder and Chief Executive Officer of EnTrust Global Partners LLC (“EnTrust Global”), which is an affiliate of the Preferred Purchaser and may be deemed to be the beneficial owner of approximately 21.0% of the Company’s outstanding Common Stock. Each of EnTrust Global and Mr. Hymowitz disclaims beneficial ownership of such securities except to the extent of its or his pecuniary interest therein. Gary Fegel is also a member of the Company’s Board of Directors, to which position he was designated by an affiliate of the Preferred Purchaser. As required by the Company’s internal policies, this transaction was approved by the Audit Committee of the Company’s Board of Directors, which consists of independent disinterested directors, and was also approved by the Company’s Board of Directors, with only disinterested directors voting (which excluded Mr. Hymowitz and Mr. Fegel).
Issuer Purchases of Equity Securities
We did not make any purchases of our common stock during the three months ended September 30, 2024, which is the third quarter of our fiscal year.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Insider Trading Arrangements - During the quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).
Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION	FILED HEREWITH	FORM	EXHIBIT	FILING DATE
3.1	Certificate of Designation of Series B Convertible Preferred Stock, filed with the Delaware Secretary of State on August 8, 2024.		8-K	3.1	8/12/2024
4.1	Form of Warrant		8-K	4.1	8/12/2024
10.1	Securities Purchase Agreement, dated August 8, 2024, by and among flyExclusive, Inc. and the Purchasers named therein.		8-K	10.1	8/12/2024
10.2	Aircraft Management Services Agreement, dated September 2, 2024.		8-K	10.1	8/12/2024
10.3†	Employment Agreement, dated September 26, 2024, by and between Exclusive Jets, LLC and Brad Garner.		8-K	10.1	9/27/2024
10.4†	Employment Agreement, dated September 26, 2024, by and between Exclusive Jets, LLC and Matthew Lesmeister.		8-K	10.2	9/27/2024
10.5†	Employment Agreement, dated September 26, 2024, by and between Exclusive Jets, LLC and Michael Guina.		8-K	10.3	9/27/2024
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer and the President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Shareholders' Equity (Deficit) / Members' Equity (Deficit) and Temporary Equity , (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

FLYEXCLUSIVE, INC.

Dated: November 14, 2024	By:	/s/ Thomas James Segrave, Jr.
	Name:	Thomas James Segrave, Jr.
	Title:	Chief Executive Officer and Chairman

Dated: November 14, 2024	By:	/s/ Brad G. Garner
	Name:	Brad G. Garner
	Title:	Chief Financial Officer

Dated: November 14, 2024	By:	/s/ Zachary M. Nichols
	Name:	Zachary M. Nichols
	Title:	Chief Accounting Officer