Form 10-K
period 2024-12-31
FLYEXCLUSIVE INC.
filed 2025-03-24
CIK 1843973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                                ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant on June 28, 2024, based on the closing sale price of $4.03 for shares of the Registrant’s Class A common stock as reported by the NYSE American, was approximately $15.9 million. Shares of voting and non-voting common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The Registrant had outstanding 20,199,586 shares of Class A Common Shares, par value $0.0001 per share, and 59,930,000 shares of Class B Common Shares, par value $0.0001 per share as of March 14, 2025.
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
•the ability to recognize the anticipated benefits of the Business Combination (as defined herein);
•limited liquidity and trading of our securities;
•the outcome of any legal proceedings;
•the ability to maintain the listing of our securities on the NYSE American LLC (“NYSE American”) or any other national securities exchange;
•that the price of our securities may be volatile due to a variety of factors, including changes in the competitive and highly regulated industry in which we operate, variations in operating performance across competitors, changes in laws and regulations affecting our business, and any changes in our capital structure;
•the risks associated with our indebtedness and its potential impact on our business and financial condition;
•the risk of downturns in the aviation industry, including due to increases in fuel costs in light of the war in Ukraine, the Israel and Hamas conflict in Gaza, and other global political and economic issues;
•a changing regulatory landscape in the highly competitive aviation industry;
•risks associated with the overall economy, including future increases in interest rates and the potential for recession; and
•other risks and uncertainties set forth under the section of this Report entitled “Risk Factors.”

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

These forward-looking statements are based on information available to us and our current expectations, forecasts, and assumptions as of the date of this Report, and involve a number of judgments, risks, and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

SUMMARY OF RISK FACTORS

Our business and securities are subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors” included in Item 1A of Part I of this Report, that represent challenges that we face in connection with the successful implementation of our strategy and the operations and growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of our securities and result in a loss of all or a portion of your investment.

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
•Increases in our labor costs, which constitute a substantial portion of our total operating costs, may adversely affect our business, results of operations, and financial condition;
•Significant reliance on third-party aircraft engine manufacturers and engine management companies poses risks to our owned and leased aircraft and operations;
•We are exposed to operational disruptions due to maintenance;
•Our transition to in-house maintenance, repair, and overhaul activities could prove unsuccessful or impact key relationships;
•Significant increases in fuel costs could have a material adverse effect on our business, financial condition, and results of operations;
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
•Our multi-class structure might result in a lower or more volatile market price of our securities or in adverse publicity or other adverse consequences;
•We identified material weaknesses in our internal control over financial reporting, and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected;
•There can be no assurance that we will be able to comply with the continued listing standards of NYSE American, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions;
•If securities or industry analysts do not publish or cease publishing research or reports about our Company, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline; and
•Substantial future sales of our Class A common stock that are registered for resale by certain stockholders could cause the market price of our Class A common stock to decline.

PART I
Item 1. Business
Overview of the Business
flyExclusive is a premier owner/operator of jet aircraft to provide private jet passengers experiences dedicated to surpassing expectations for quality, convenience, and safety. flyExclusive’s mission is to be the world’s most vertically integrated private aviation company, offering a full range of industry services.
Since 2015, flyExclusive has grown from two LGM/partner owned jets to over 100 owned and leased aircraft, 14 of which are pursuant to the Volato Agreement (as defined below), and is currently the fifth largest private jet operator in the United States (based on 2024 flight hours). We operate a selected fleet of Cessna Citation, Gulfstream, HondaJet, and Challenger aircraft to service customers flying domestically and internationally. As one of the nation’s largest Citation operators, flyExclusive has curated a versatile fleet of Citation CJ3 / CJ3+, Citation Excel / XLS / XLS+, Citation Encore+, Citation Sovereign, Citation X, and Challenger 350 aircraft. The introduction of Gulfstream aircraft into flyExclusive’s fleet in 2020, opened up the opportunity for flyExclusive to expand its footprint internationally. flyExclusive’s purposeful focus on the acquisition of a limited number of manufacturers’ aircraft enables flyExclusive to operate and maintain fewer types of aircraft than most competitors. Our maintenance crews are more efficient given the recurrent nature of their work, which in turn improves dispatch availability of our fleet.
Operations are centered at flyExclusive’s corporate headquarters in Kinston, North Carolina. Located within the North Carolina Global TransPark (NCGTP), flyExclusive leases 145,000 square feet of office and hangar space from the NCGTP’s 2,500-acre multimodal industrial park, which boasts an 11,500-foot runway. Kinston is within two hours of approximately 70% of flyExclusive flights. So our location is ideal for organizational synergy and for cost-effective, strategic growth.
In the second half of 2020, flyExclusive launched its jet club, which earned the Robb Report’s “Best of the Best” in 2022. With its efficient pricing model and bespoke, customer-centered approach, the jet club has experienced significant growth, offering multi-tiered membership options.
Consistent with flyExclusive's vertical integration mission in the private aviation industry, flyExclusive officially launched its Maintenance, Repair, and Overhaul (“MRO”) operation in the third quarter of 2021, offering interiors and exterior refurbishment services to third parties in addition to maintaining its own fleet. flyExclusive began installing avionics in its mid-size fleet in second quarter of 2022. This significantly reduced aircraft-on-ground due to avionics-related issues, which was the primary reason for grounded aircraft. flyExclusive plans to install avionics in its entire fleet on an as-needed basis.
Management’s vision for a capital-efficient, asset-light channel to complete customer offerings became a reality in the second quarter of 2022 with the introduction of flyExclusive’s fractional ownership program. Fractional members purchase or place a deposit towards a fractional share and have immediate access to flyExclusive’s light, mid, and super-mid fleets through separate operating deposits. Under the fractional program flyExclusive realizes a profit on the sale, amortized over the life of the contract, while maintaining control of the aircraft and providing a superior customer experience with no monthly management fees, no blackout dates, and minimal peak days.
With the introduction of the fractional program in the second quarter of 2022, flyExclusive ordered five CJ3+ aircraft from Textron Aviation with options to purchase up to 25 additional CJ3+. Following that, in the fourth quarter of 2022, flyExclusive entered into an aircraft purchase agreement to purchase up to 14 additional aircraft, expanding flyExclusive’s order into the mid and super-mid aircraft categories, anticipating delivery from 2024 to 2027. All of these aircraft are expected to be operated under flyExclusive’s fractional ownership program. Also, in the third quarter of 2022, flyExclusive opened a new 48,000 square foot hangar, dedicated to its growing MRO division, that substantially expanded its avionics, maintenance, paint, and interior work.
On September 2, 2024, the Company entered into an Aircraft Management Services Agreement (the “Volato Agreement”) with Volato Group, Inc. (“Volato”), the largest HondaJet operator in the United States. Pursuant to the Volato Agreement, Volato engaged the Company as an independent contractor to provide certain aircraft management services and agreed that the Company will be the exclusive provider of such services to Volato. Under the terms of the Volato agreement, the Company will manage flight operations, sales, and expenses of Volato’s fleet.
flyExclusive’s Values:
The culture at flyExclusive is based on a commitment to safety that permeates flyExclusive's values:
1.Safety First – flyExclusive is committed to delivering safety beyond the industry standard, with conscientious crew training, meticulous jet maintenance, and third-party safety consultant verification, operating an Aviation Research Group United States (“ARGUS”) Platinum Rated fleet and exceeding all FAA standards.
2.Minutes Matter – flyExclusive demands safety, efficiency, cost control, and accuracy throughout all operations, with a dedicated focus on making employee minutes matter to make moments matter for customers.
3.Team of Humble Professionals – Professionals at flyExclusive use decades of flying experience, private aviation industry knowledge, and fleet logistics expertise to deliver premium experiences for customers. flyExclusive teams strive to collaborate and communicate effectively and efficiently; our success is attributable to all department levels from support to management.
4.Winning Attitude – Within the private aviation competitive space, flyExclusive continuously pursues excellence through hard work, hustle, and a commitment to achieve with an “all-in,” winning attitude.
5.Part of a Larger Cause – flyExclusive dedicates time, talents, and resources to provide relief to a variety of local, regional, and national organizations. flyExclusive professionals deliver premium experiences not only to customers, but also to neighbors and communities in need.
Strategy
flyExclusive’s vertical integration mission is to strategically grow into a full-service private aviation company with essentially all its operations based in Kinston, North Carolina. Key initiatives include the following:
1.Program Growth – flyExclusive maintains an industry-leading private aviation platform with 98%+ of customers’ flights fulfilled by the flyExclusive fleet. Affiliate lift is an expensive solution to aircraft availability in the private jet charter industry. Most operators are unable to fulfill their demand using their fleets alone, so they must outsource flights to a third party, which can be costly. flyExclusive has had very little affiliate lift (less than 2%) since we maximize efficiency around scheduling – requiring 4 or 5 days of advance trip notice instead of hours as do many of our competitors. Our customers can still schedule with only a few hours’ notice, but they pay a premium to do so.
2.Aircraft Control – With the introduction of fractional ownership and continued development of the jet club and its unique, industry leading pricing model, flyExclusive can meet a variety of customer needs using capital-efficient programs.
3.Dispatch Availability – In 2021, flyExclusive opened an MRO facility to paint, refurbish, and maintain aircraft. The MRO initiative addresses consistent maintenance shortages industry-wide caused by high demand, and flyExclusive has modeled a transition from approximately 20% in-house maintenance to a targeted 80% in-house maintenance. Currently, flyExclusive’s MRO facility handles approximately 50% of aircraft maintenance in-house, including 10% dedicated to refurbishments focused on Wi-Fi and Avionics upgrades. Efforts are ongoing to increase in-house capacity to the target of 80%. This continued push to expand in-house capabilities aims to further improve reliability, and efficiency, and substantially reducing costs while providing new revenue streams from third parties for future growth.
4.Modernized Fleet – With an on-site paint facility and refurbishment center, flyExclusive works to ensure a modernized, uniform exterior and interior of its aircraft, providing customers a better overall experience on a consistently branded and upgraded aircraft. flyExclusive controls the entire customer experience with our consistent brand of jets, exteriors, interiors, and pilots.
5.In-House Pilot Training – On-campus pilot training and new simulator facilities are meant to ensure the timing and availability of both new pilot hires and recurring training. While our competitors are subject to third-party availability for training classes, we will be in control of our training program and expect it to produce consistent, reliable results, aimed to remove what we believe is the greatest bottleneck to growth within the aviation industry, resulting in faster on-boarding of pilots by reducing training wait times and lowering costs.
flyExclusive’s charter business has evolved from primarily ad hoc non-contractual wholesale business prior to 2020 to a focus on serving retail customers. flyExclusive’s wholesale and retail ad hoc customers are non-contractual and have decreased as a percentage of total charter revenue with the increase of flyExclusive’s jet club, Fractional, and Partner contracts. The evolution of flyExclusive’s charter business from non-contractual wholesale operations to servicing contractual retail customers provides flyExclusive with significant customer and revenue visibility.
Most flight revenue is pre-paid and is recognized upon completion of the flight. Contractual programs outline pricing premiums for peak and high demand days, and for reservation notices within the agreed to number of days.
flyExclusive’s required flight notice periods for contractual members and partners are purposefully designed to be longer in length than industry standards. The increased notice period allows flyExclusive to dispatch its aircraft more efficiently. Flights are scheduled logistically according to geographical location to minimize repositioning of aircraft and maximize revenue-producing legs. flyExclusive leverages this multi-day lead time to optimize scheduling, reduce the need to use third-party affiliate aircraft, and maintain a lean customer-to-aircraft ratio. We fly 98%+ of our customers on the flyExclusive fleet, establishing what we believe is the industry-leading customer experience.
Competitive Advantages and Strengths
We believe flyExclusive has an optimal business model that differentiates flyExclusive from its competitors. The following points outline management’s view on flyExclusive’s key competitive advantages and strengths:
1.Asset Growth – flyExclusive focuses on aircraft acquisition versus operator acquisition. With the launching of the fractional program in 2022 and signing the Textron aircraft acquisition agreement, as well as the expansion of the Challenger 350 fleet that began in 2023, flyExclusive plans to expand its fleet with brand new aircraft that are fully leased and purchased at the end of the lease. The repurchase opens a second opportunity to sell the aircraft to owners/partners. flyExclusive also plans to continue acquiring used aircraft that can be fully renovated with our value-add process, and then sold to owners/partners at market rates. These dual channels will maximize our consistent, organic growth.
2.Customer Fulfillment – 98%+ of our customers fly on flyExclusive’s fleet, avoiding the need for us to rely on third-party operators to fulfill demand. flyExclusive maintains a sharp focus on managing a lean customer-to-aircraft ratio, which contributes to operational efficiencies and what we believe is an industry-leading customer experience.
3.Operational Profitability – flyExclusive invests heavily in aircraft, infrastructure, technology, and people to deliver a premium experience for customers, while executing with efficient operations to drive consistent operational profitability.
4.Aircraft Control – With a mix of owned and leased aircraft in its fleet, flyExclusive structures partnerships to maintain operational control of its aircraft. We operate our “floating fleet” to minimize non-revenue producing flights. flyExclusive’s dispatch availability metric is not dependent on other operators’ fleets to fulfill customer flight demand.
5.Customer Experience – When a customer flies with flyExclusive, they can depend on its jets, pilots, interiors, and exteriors to ensure a leading customer experience. Our proprietary customer and pilot apps are designed to ensure the customers’ experience is as convenient and flawless as possible.
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
9.Location – Headquartered in Kinston, North Carolina, the cost of flyExclusive’s geographical footprint, labor, and overall operations are lower than competitors who maintain fragmented locations in higher-cost areas. flyExclusive’s position on the vast acreage at the NCGTP allows not only for cost efficiency, but also for organizational synergy and the opportunity for additional strategic infrastructure projects to continue flyExclusive’s vertical integration mission within the private aviation industry.
10.Spend – flyExclusive spends money on its fleet, customers, and IT initiatives dedicated to improving the private jet experience. Sales are largely generated based on referrals, and flyExclusive’s marketing budget is lean and not spent on brand or “sizzle” in comparison to other competitors in the industry.
11.Lead Time – four-to-five-day lead times are contractual among flyExclusive’s partners, jet club, and fractional members. flyExclusive leverages this opportunity to position its fleet according to geographical location, maintenance, and crew availability to meet demand and optimize dispatch availability. Wholesale and ad hoc retail bookings are scheduled based on the same qualifications, but with advance notice that flyExclusive uses to backfill demand at higher rates as opposed to competitors who may be challenged to fulfill trips within hours of notice.
12.Pilot Training – Private aviation consistently views pilot hiring as one of the biggest bottlenecks to the industry, whereas flyExclusive management maintains that outsourcing pilot training is the largest hurdle. When pilots are hired, they onboard and often wait for weeks before they are able to train and fly. In 2023 flyExclusive determined to bring the majority of its training in-house with a new facility and simulators. The Company expects to break ground on the new facility in 2025. This strategic initiative is expected to result in cost savings and efficient scheduling with minimal delay, contributing to more uptime for our aircraft and increased dispatch availability.
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
Jet club I, II, and III are also legacy clubs that are no longer sold. However, existing customers can elect to add funds to their account to prepay their travel costs, and continue their membership under these programs. Jet club flight revenue is calculated based on daily and hourly rates with a monthly fee. Jet club I, II and III rates are calculated based on the North American Jet Fuel A price per barrel at contract signing. Rate adjustments are calculated in increments based on a sliding scale according to jet fuel pricing and for jet club I and II adjust (if applicable) on January 1st and July 1st of each year or for jet club III adjust (if applicable) monthly. The Platinum jet club program that was introduced in March of 2023 is also a legacy club offering that is no longer sold, but existing customers can add funds to their account. Under the Platinum jet club, customers pay for memberships in deposits based on two different levels. Rates are fixed with a longer call-out period, no peak or high-demand days, and no membership fee. Platinum jet club memberships have a 12 month term.
The most recent jet club program, jet club IV, was announced in June of 2023. Customers pay a deposit based on which of the three membership levels they choose. In addition to daily and hourly rates, members pay a monthly membership fee. The membership has a 24 month term, with rates adjusted after the first anniversary based on changes in aircraft operating costs and fuel prices.
Partner
flyExclusive’s partnership program provides a valuable service to aircraft owners while cost-effectively growing the fleet. flyExclusive purchases and upfits the aircraft, then sells it at a premium and leases it back thereby retaining control of the aircraft. flyExclusive assumes responsibility for maintenance and operations via a triple net lease. Partner benefits include tax depreciation and flights at owner’s rates, which can optimize cash flow for owners. Partner travel is typically sold within five days of a flight at which time partners are quoted, agree to, and then pay based on partner rates plus incidentals or other additional costs according to individual contracts. In some cases, partners elect to receive flight credits in lieu of lease payments.
GRP
GRP revenue is a contractual agreement for flyExclusive to provide a certain number of aircraft to another charter business. The program is based on contract rates for light, mid, and super-mid aircraft. Revenue is billed weekly and guaranteed based on the number of designated aircraft flying at a minimum number of hours per aircraft for each aircraft assigned to the GRP customer over a minimum number of days per quarter to allow for maintenance of the aircraft. Each designated aircraft requires a deposit that is recorded in other non-current liabilities on the balance sheet. Contract terms allow for ancillary revenue to be billed or reduced based on given circumstances of a flight. Hourly rates are revised each quarter to account for changes in fuel cost. flyExclusive does not currently have any GRP contracts in place.
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
Aircraft Management Services
We charge fixed monthly management fees charged to third-party aircraft owners for whom we manage aircraft.
Other
flyExclusive also receives income in the form of aircraft sales commissions, the gain/(loss) on sales of investments, and charter services.
Government Regulation
We are subject to government regulation at local, state, federal, and international levels. The scope of these regulations is broad, covering a wide range of subjects that include, but are not limited to, those summarized below.
Principal Domestic Regulatory Authorities
The following paragraphs summarize the roles of some of the most prominent domestic regulators of our business.
The Federal Aviation Administration (“FAA”) is the principal regulator of civil aviation safety matters. As applied to our business, flyExclusive possesses an air carrier certificate issued by the FAA in accordance Title 14 of the Code of

Federal Regulations (“14 C.F.R.”) Part 119, an Operations Specification issued pursuant to 14 C.F.R. Part 135, authorizing flyExclusive to engage in on-demand air-taxi operations, and a Repair Station Operator certificate issued pursuant to 14 C.F.R. Part 145, authorizing flyExclusive to perform maintenance, repair, paint, interior, and avionics services on aircraft. The FAA’s regulations touch on many aspects of civil aviation, including:
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
The U.S. Department of Transportation (“DOT”) is the principal regulator of economic matters in the aviation industry. DOT oversees the operations of flyExclusive, which operates as an air taxi under a DOT 14 C.F.R. Part 298 exemption that provides certain exemptions from some economic regulatory provisions of Subtitle VII of Title 49, and provides regulations related to various consumer protections applicable to flyExclusive. These regulations include economic authority to conduct business as an air carrier, as well as consumer protection and insurance requirements that apply to our air carrier business operations.
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
The International Civil Aviation Organization (“ICAO”) was founded by the Chicago Convention (1944) and is funded and directed by 193 national governments, including the U.S. While it is not a global regulator, it does adopt standards once a diplomatic consensus is reached among its stakeholders. On October 7, 2022, ICAO adopted a long-term global aspirational goal of net-zero carbon emissions by 2050. On September 23, 2022, U.S. Secretary of Energy Jennifer M. Granholm announced the Sustainable Aviation Fuel Grand Challenge Roadmap, a comprehensive plan that outlines a government-wide strategy for scaling up new technologies to produce sustainable aviation fuels (SAFs) across the U.S. airline industry. This project includes collaboration with the Environmental Protection Agency (“EPA”) and the FAA, designed to enable the U.S. to meet a clean energy goal of a net-zero carbon economy by 2050. In January 2021, the EPA promulgated new rules relating to the greenhouse gas emissions from carbon fuels used in aircraft engines. These areas of regulation are not yet settled and are subject to change based on domestic and foreign political considerations and advancements in technology, making it impossible to say how these developments might impact our business in the future.
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
Corporate Information
We were formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more businesses or entities. As such, we were a blank check company. On December 27, 2023, we merged (the “Business Combination”) with LGM Enterprises, LLC, a North Carolina limited liability company (“LGM”), pursuant to an Equity Purchase Agreement, dated as of October 17, 2022 (as amended on April 21, 2023, the “Equity Purchase Agreement”), with LGM, the then existing equityholders of LGM (the “Existing Equityholders”), EG Sponsor LLC, a Delaware limited liability company (“Sponsor”), and Thomas James Segrave, Jr. (“Segrave Jr.”) in his capacity as Existing Equityholder Representative. Upon the closing of the Business Combination, LGM became our wholly owned subsidiary. LGM was formed on October 3, 2011. LGM became fully operational in April of 2015 upon the expiration of a non-compete agreement between our Chief Executive Officer, Segrave Jr., and Delta Airlines. Our subsidiary, Exclusive Jets, LLC, was formed as a limited liability company in North Carolina on June 4, 2013.
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
In the course of conducting our business operations, we are exposed to a variety of risks. These risks are generally inherent to the private commercial aviation industry. Any of the risk factors we describe below have affected or could materially adversely affect our business, financial condition and results of operations. The market price of our securities could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Some statements in this Annual Report on Form 10-K, including statements in the following risk factors constitute forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements,” at the beginning of this Annual Report on Form 10-K.
Risks Relating to Our Business and Industry
We might not be able to successfully implement our growth strategies.
Our growth strategies include, among other things, expanding our addressable market by opening up private aviation to non-members through our marketplace, expanding into new domestic and international markets and developing adjacent businesses. We face numerous challenges in implementing our growth strategies, including our ability to execute on market, business, product/service, and geographic expansions. Our strategies for growth are dependent on, among other things, our ability to expand existing products and service offerings and launch new products and service offerings. Although we devote significant financial and other resources to the expansion of our products and service offerings, including increasing our access to available aircraft supply, these efforts might not be commercially successful or achieve the desired results. Our financial results and our ability to maintain or improve our competitive position will depend on our ability to effectively gauge the direction of our key marketplaces and successfully identify, develop, market, and sell new or improved products and services in these changing marketplaces. Our inability to successfully implement our growth strategies could have a material adverse effect on our business, financial condition, and results of operations and any assumptions underlying estimates of expected cost savings or expected revenues may be inaccurate.
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
We expect our operating results to fluctuate significantly in the future based on a variety of factors, many of which are outside our control and difficult to predict. As a result, period-to-period comparisons of our operating results might not be a good indicator of our future or long-term performance. The following factors may affect us from period-to-period and may affect our long-term performance:
•we may fail to successfully execute our business, marketing, and other strategies;
•we may require additional capital to finance strategic investments and operations, pursue business objectives, and respond to business opportunities, challenges, or unforeseen circumstances, and we cannot be sure that additional financing will be available or at reasonable prices and terms;
•we may be unable to attract new customers and/or retain existing customers;
•we may be unable to obtain the foreign authorizations and permits necessary to operate in some international markets, and we are limited by international cabotage laws from operating point-to-point within most countries, including the European Union and the United Kingdom;
•we may be impacted by changes in consumer preferences, perceptions, spending patterns, and demographic trends;
•our historical growth rates might not be reflective of our future growth;
•our business and operating results may be significantly impacted by actual or potential changes to the international, national, regional, and local economic, business, and financial conditions, the health of the global private aviation industry, and risks associated with our aviation assets including recession, inflation, and higher interest rates;
•litigation or investigations involving us could result in material settlements, fines, or penalties and may adversely affect our business, financial condition, and results of operations;
•existing or new adverse regulations or interpretations thereof applicable to our industry may restrict our ability to expand or to operate our business as we wish and may expose us to fines and other penalties;
•the occurrence of geopolitical events such as war, terrorism, civil unrest, political instability, environmental or climatic factors, natural disaster, pandemic or epidemic outbreak, public health crisis, and general economic conditions may have an adverse effect on travel behaviors and our business;
•some of our potential losses might not be covered by insurance, and we may be unable to obtain or maintain adequate insurance coverage; and
•we are potentially subject to taxation-related risks in multiple jurisdictions, and changes in tax laws could have a material adverse effect on our business, cash flow, results of operations, or financial condition.
In order to achieve our projected growth rate, we will require additional liquidity and capital resources that might not be available on terms that are favorable to us, or at all.
To grow at the rate of our projections, we will need to acquire and pay for the additional aircraft we have on order. Our growth strategy assumes that we will raise sufficient capital to support our projections and provide the necessary working capital needed to grow per our projections. However, we currently do not have the available cash to provide us with adequate liquidity for the purchase of the additional aircraft. There is no assurance that we will be able to raise this additional capital or generate sufficient future cash flow to fund the purchases of these additional aircraft. If the amount of capital we are able to raise, together with any income from future operations, is not sufficient to add the number of planes needed under our projections, we might not achieve our projected growth rate.

Our ability to obtain necessary financing, whether in the form of equity, debt (asset-backed or otherwise), and/or hybrid financings, may be impaired by factors such as the health of and access to capital markets and our limited track record as a public company, and may be on terms that are unfavorable to us, if available at all. Any additional capital raised through the sale of additional shares of our capital stock, convertible debt, or other equity may dilute the ownership percentage of our stockholders.
We might not be able to grow our complementary products and service offerings through opportunistic acquisitions or otherwise as part of our growth strategy. Any failure to adequately integrate future acquisitions into our business could have a material adverse effect on us.
From time to time, we may consider opportunities to acquire other companies, products, or technologies that may enhance our products and service offerings or technology, expand the breadth of our markets or customer base, or advance our business strategies. Any such transaction could be material to our business and could take any number of forms, including mergers, joint ventures, and the purchase of equity interests. The consideration for such transactions may include, among other things, cash, common stock, or our equity interests, and in conjunction with a transaction we might incur indebtedness. If we elect to pursue an acquisition, our ability to successfully implement such transaction would depend on a variety of factors. If we need to obtain any third parties’ consent prior to an acquisition, they may refuse to provide such consent or condition their consent on our compliance with additional restrictive covenants that limit our operating flexibility.
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
•the potential loss of key employees, customers, or partners of an acquired business; or
•the tax effects of any such acquisitions.
We might not successfully integrate any future acquisitions and might not achieve anticipated revenue and cost benefits relating to any such transactions. Realizing the benefits of acquisitions depends in part on the integration of operations and personnel. If we do not complete an announced acquisition transaction or integrate an acquired business successfully and in a timely manner, we might not realize the benefits of the acquisition to the extent anticipated, and in certain circumstances an acquisition could harm our financial position. In addition, strategic transactions may be expensive, time consuming, and may strain our resources. Such transactions might not be accretive to our earnings and may negatively impact our results of operations as a result of, among other things, the incurrence or assumption of indebtedness, or the impairment or write-off of goodwill and intangible assets. Furthermore, strategic transactions that we may pursue could result in dilutive issuances of equity securities. As a result of the risks inherent in such transactions, we cannot guarantee that any future transaction will be completed successfully or that it will ultimately result in the realization of our anticipated benefits or that it will not have a material adverse impact on our business, financial condition and results of operations. If we were to complete such an acquisition, investment, or other strategic transaction, we may require debt financing that could result in significant indebtedness and debt service obligations.
We are exposed to the risk of a decrease in demand for private aviation services.

If demand for private aviation services were to decrease, this could result in slower jet club growth, members declining to renew their memberships, and reduced interest in the fractional and partnership programs, all of which could have a material adverse effect on our business, financial condition, and results of operations. In addition, our customers may consider private air travel through our products and services to be a luxury item, especially when compared to commercial air travel. As a result, any general downturn in economic, business, and financial conditions which has an adverse effect on our customers’ spending habits could cause them to travel less frequently and, to the extent they travel, to travel using commercial air carriers or other means considered to be more economical than our products and services. In addition, in cases where significant hours of private flight are needed, many of the companies and high-net-worth individuals to whom we provide products and services have the financial ability to purchase their own aircraft or operate their own corporate flight department should they elect to do so.
The private aviation industry is subject to competition.
Many of the markets in which we operate are competitive as a result of the expansion of existing private aircraft operators, expanding private aircraft ownership, and alternatives such as luxury commercial airline service. We compete against a number of private aviation operators with different business models, and local and regional private operators. Factors that affect competition in our industry include price, reliability, safety, regulations, professional reputation, aircraft availability, equipment and quality, consistency and ease of service, willingness and ability to serve specific airports or regions, and investment requirements. There can be no assurance that our competitors will not be successful in capturing a share of our present or potential customer base. The materialization of any of these risks could adversely affect our business, financial condition, and results of operations.
The loss of key personnel upon whom we depend on to operate our business or the inability to attract additional qualified personnel could adversely affect our business.
We believe that our future success will depend in large part on our ability to retain or attract highly qualified management, technical, and other personnel, particularly our founder and Chief Executive Officer, Segrave Jr., and our Chief Financial Officer, Bradley Garner. We compete against commercial and private aviation operators, including the major U.S. airlines for pilots, mechanics, and other skilled labor and some of the airlines may offer wage and benefit packages which exceed ours. As we grow our fleet and/or more pilots approach retirement age, we may be affected by a pilot shortage. See “Pilot attrition may negatively affect our operations and financial condition.” We might not be successful in retaining key personnel or in attracting other highly qualified personnel. Any inability to retain or attract significant numbers of qualified management and other personnel would have a material adverse effect on our business, results of operations, and financial condition.
The supply of pilots to the airline industry is limited and may negatively affect our operations and financial condition. Increases in our labor costs, which constitute a substantial portion of our total operating costs, may adversely affect our business, results of operations, and financial condition.
Our pilots are subject to stringent pilot qualification and crew member flight training standards (“FAA Qualification Standards”), which among other things require minimum flight time for pilots and mandate strict rules to minimize pilot fatigue. The existence of such requirements effectively limits the supply of qualified pilot candidates and increases pilot salaries and related labor costs. A shortage of pilots would require us to further increase our labor costs, which would result in a material reduction in our earnings. Such requirements also impact pilot scheduling, work hours, and the number of pilots required to be employed for our operations.
In addition, we are in the process of transitioning the majority of our pilot-training in-house and our operations and financial condition may be negatively impacted if we are unable to train pilots in a timely manner. Due to an industry-wide shortage of qualified pilots, driven by the flight hours requirements under the FAA Qualification Standards and attrition resulting from the hiring needs of other industry participants, pilot training timelines have significantly increased and stressed the availability of flight simulators, instructors, and related training equipment. Future changes to FAA regulations and requirements could also prohibit or materially restrict our ability to train pilots in-house. As a result of the foregoing, the training of our pilots might not be accomplished in a cost-efficient manner or in a manner timely enough to support our operational needs.
Due to the flexibility on the types of aircraft and routes we offer, we might not have access to a qualified pilot at the departure location for a particular flight. We rely on commercial airlines to fly our pilots to the departure location when our pilots come onto a work rotation or when there is a grounded aircraft or other maintenance event where there is a need for a pilot to switch planes. Any disruption to such commercial airline activity may cause us to delay or cancel a flight and could adversely affect our reputation, business, results of operation, and financial condition. Aviation businesses are often affected by factors beyond their control including: air traffic congestion at airports; airport slot restrictions; air traffic control inefficiencies; increased and changing security measures; changing regulatory and governmental requirements; new or changing travel-related taxes; any of which could have a material adverse effect on our business, results of operations, and financial condition.
Pilot attrition may negatively affect our operations and financial condition.
In recent years, we have experienced significant volatility in our attrition, including volatility resulting from training delays, pilot wage and bonus increases at other industry participants, and the growth of cargo, low-cost, and ultra-low-cost airlines. In prior periods, these factors, at times, caused our pilot attrition rates to be higher than our ability to hire and retain replacement pilots. If our attrition rates are higher than our ability to hire and retain replacement pilots, our operations and financial results could be materially and adversely affected.
We may be subject to unionization, work stoppages, slowdowns, or increased labor costs and the unionization of our pilots, maintenance workers, and inflight crewmembers could result in increased labor costs.
Our business is labor intensive and while our employees, particularly our pilots and our maintenance workers, are not currently represented by labor unions, we may, in the future, experience union organizing activities of our pilots, maintenance workers, or other crewmembers. Such union organization activities could lead to work slowdowns or stoppages, which could result in loss of business. In addition, union activity could result in demands that may increase our operating expenses and adversely affect our business, financial condition, results of operations, and competitive position. Any of the different groups or classes of our crewmembers could unionize at any time, which would require us to negotiate in good faith with the crew member group’s certified representative concerning a collective bargaining agreement. In addition, we may be subject to disruptions by unions protesting the non-union status of our other crewmembers. Any of these events would be disruptive to our operations and could harm our business.
We may never realize the full value of our intangible assets or our long-lived assets, causing us to record impairments that may materially adversely affect our financial conditions and results of operations.
In accordance with applicable accounting standards, we are required to test our indefinite-lived intangible assets for impairment on an annual basis, or more frequently where there is an indication of impairment. In addition, we are required to test certain of our other assets for impairment where there is any indication that an asset may be impaired, such as our market capitalization being less than the book value of our equity. We may be required to recognize losses in the future due to, among other factors, extreme fuel price volatility, tight credit markets, government regulatory changes, decline in the fair values of certain tangible or intangible assets, such as aircraft, unfavorable trends in historical or forecasted results of operations and cash flows, and an uncertain economic environment, as well as other uncertainties.
We can provide no assurance that a material impairment loss of tangible or intangible assets will not occur in a future period. The value of our aircraft could also be impacted in future periods by changes in supply and demand for these aircraft. Such changes in supply and demand for certain aircraft types could result from the grounding of aircraft. See also “The residual value of our aircraft may be less than estimated in our depreciation policies.”
An impairment loss could have a material adverse effect on our financial condition and operating results.
The residual value of our aircraft may be less than estimated in our depreciation policies.
As of December 31, 2024, we had $11.9 million of aircraft classified as held for sale and $259.9 million of property and equipment and related assets, net of accumulated depreciation, of which $242.0 million related to aircraft. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets, and operating cash flow losses associated with the use of the long-lived assets. In the event the estimated residual value of any of our aircraft types is determined to be lower than the residual value assumptions used in our depreciation policies, the applicable aircraft type in our fleet may be impaired and may result in a material reduction in the book value of applicable aircraft types we operate or we may need to prospectively modify our depreciation policies. An impairment on any of the aircraft types we operate or an increased level of depreciation expense resulting from a change to our depreciation policies could result in a material negative impact to our financial results.

Significant reliance on Textron and Gulfstream aircraft and spare parts poses risks to our business and prospects.
As part of our business strategy, we have historically flown primarily Textron Aviation (“Textron”) and Gulfstream Aerospace (“Gulfstream”) aircraft. A majority of the aircraft we currently operate are the product of those two manufacturers. We have negotiated preferred rates with Textron for line maintenance services, certain component repair services, and to purchase and exchange parts. Parts and services from Gulfstream and Textron are subject to their product and workmanship warranties. If either Gulfstream or Textron fails to adequately fulfill its obligations towards us or experiences interruptions or disruptions in production or provision of services due to, for example, bankruptcy, natural disasters, labor strikes, or disruption of its supply chain, we may experience a significant delay in the delivery of or fail to receive previously ordered aircraft and parts, which would adversely affect our revenue and results of operations and could jeopardize our ability to meet the demands of our program participants. Although we could choose to operate aircraft of other manufacturers or increase our reliance on third-party operators, such a change would involve substantial expense to us and could disrupt our business activities.
Significant reliance on certain third-party aircraft engine manufacturers and engine management companies poses risks to our owned and leased aircraft and operations.
As part of our business strategy, we have historically relied on Pratt & Whitney Canada Corp. (“Pratt & Whitney”), Williams International (“Williams”), and Rolls-Royce plc (“Rolls-Royce”) aircraft engines to power substantially all of our owned and leased aircraft. If any of Pratt & Whitney, Williams, or Rolls-Royce fail to adequately fulfill their obligations towards us or experience interruptions or disruptions in production or provision of services due to, for example, bankruptcy, natural disasters, labor strikes, or disruption of its supply chain, we may experience a significant delay in the delivery of or fail to receive previously ordered aircraft engines and parts, which would adversely affect our revenue and profitability and could jeopardize our ability to meet the demands of our program participants.
We have entered into engine program agreements with various third-party providers, including Jet Support Services, Inc., Pratt & Whitney, Rolls-Royce, Textron, and Williams, whom we rely on to provide engine related maintenance and services. If such third-party providers terminate their contracts with us, do not provide timely or consistently high-quality service, or increase pricing to terms we do not believe to be reasonable, we might not be able to replace them in a cost-efficient manner or in a manner timely enough to support our operational needs, which could have a material adverse effect on our business, financial condition, and results of operations.
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
Our fleet requires regular maintenance work, which may cause operational disruption. Our inability to perform timely maintenance and repairs can result in our aircraft being underutilized which could have an adverse impact on our business, financial condition, and results of operations. On occasion, airframe manufacturers and/or regulatory authorities require mandatory or recommended modifications to be made across a particular fleet which may mean having to ground a particular type of aircraft. This may cause operational disruption to and impose significant costs on us. Furthermore, our operations in remote locations, where delivery of components and parts could take a significant period of time, could result in delays in our ability to maintain and repair our aircraft. We often rely on commercial airlines to deliver such components and parts. Any such delays may pose a risk to our business, financial condition, and results of operations. See “Aviation businesses are often affected by factors beyond their control including: air traffic congestion at airports; airport slot restrictions; air traffic control inefficiencies; increased and changing security measures; changing regulatory and governmental requirements; new or changing travel-related taxes; any of which could have a material adverse effect on our business, results of operations and financial condition.” Moreover, as our aircraft base increases and our fleet ages, our maintenance costs could potentially increase. Additionally, certain parts may no longer be produced and adversely affect our ability to perform necessary repairs.

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
We may be unsuccessful in such MRO efforts, which could have an adverse effect on our business and results of operations. Additionally, the successful execution of our MRO strategy could adversely affect our relationships with vendors historically providing MRO services to us, from whom we expect to continue to require maintenance and other services. In addition, performing such services in-house would internalize the risks and potential liability for the performance of such MRO services. If maintenance is not performed properly this may lead to significant damage to aircraft, loss of life, negative publicity, and legal claims against us.
Significant increases in fuel costs could have a material adverse effect on our business, financial condition, and results of operations.
Fuel is essential to the operation of our aircraft and to our ability to carry out our transport services. Fuel costs are a significant component of our operating expenses. A significant increase in fuel costs may negatively impact our revenue, operating expenses, and results of operations. The majority of our contractual service obligations allow for rate adjustments to account for changes in fuel prices. Wholesale rates are non-contractual, so rates are adjusted on an ad hoc basis. Given our contractual ability to pass on increased fuel costs, in whole or in part, to certain of our customers and mitigate the risk with others, we do not maintain hedging arrangements for the price of fuel. However, increased fuel surcharges may affect our revenue and retention if a prolonged period of high fuel costs occurs. Additionally, participants in the most recent version of our jet club agreement introduced on June 20, 2023 were subject to fixed rates for the first 12 months of the program. A significant increase in fuel costs where we contractually have fixed rates could have a material adverse effect on our business, financial condition, and results of operations in the interim until we are able to make such jet fuel rate adjustments.
In addition, potential increased environmental regulations that might require new fuel sources (e.g., sustainable aircraft fuel) could lead to increased costs. To the extent there is a significant increase in fuel costs that affects the amount our customers choose to fly with us, it may have a material adverse effect on our business, financial condition, and results of operations.
Our insurance may become too difficult or expensive to obtain. If we are unable to maintain sufficient insurance coverage, it may materially and adversely impact our results of operations and financial position.
Hazards are inherent in the aviation industry and may result in loss of life and property, potentially exposing us to substantial liability claims arising from the operation of aircraft. We carry insurance for aviation hull, aviation liability, premises, hangar keepers, product, war risk, general liability, workers compensation, and other insurance customary in the industry in which we operate. Insurance underwriters are required by various federal and state regulations to maintain minimum levels of reserves for known and expected claims. However, there can be no assurance that underwriters have established adequate reserves to fund existing and future claims. The number of accidents, as well as the number of insured losses within the aviation and aerospace industries, and the impact of general economic conditions on underwriters may result in increases in premiums above the rate of inflation. To the extent that our existing insurance carriers are unable or unwilling to provide us with sufficient insurance coverage, and if insurance coverage is not available from another source (for example, a government entity), our insurance costs may increase and may result in our being in breach of regulatory requirements or contractual arrangements requiring that specific insurance be maintained, which may have a material adverse effect on our business, financial condition, and results of operations.
Our self-insurance programs may expose us to significant and unexpected costs and losses.
Since April 1, 2022, we have maintained employee health insurance coverage on a self-insured basis. We do maintain stop loss coverage which sets a limit on our liability for both individual and aggregate claim costs. Prior to April 1, 2022, we maintained such coverage on a fully insured basis. We record a liability for our estimated cost of claims incurred and unpaid as of each balance sheet date. Our estimated liability is recorded on an undiscounted basis and includes a number of significant assumptions and factors, including historical trends, expected costs per claim, actuarial assumptions, and current economic conditions. Our history of claims activity for all lines of coverage has been and will be closely monitored, and liabilities will be adjusted as warranted based on changing circumstances. It is possible, however, that our actual liabilities may exceed our estimates of loss. We may also experience an unexpectedly large number of claims that result in costs or liabilities in excess of our projections, and therefore we may be required to record additional expenses. For these and other reasons, our self-insurance reserves could prove to be inadequate, resulting in liabilities in excess of our available insurance and self-insurance. If a successful claim is made against us and is not covered by our insurance or exceeds our policy limits, our business may be negatively and materially impacted.
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
If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract members and other customers may be adversely affected. From time to time, our members and other customers may express dissatisfaction with our products and service offerings, in part due to factors that could be outside of our control, such as the timing and availability of aircraft and service interruptions driven by prevailing political, regulatory, or natural conditions. To the extent dissatisfaction with our products and services is widespread or not adequately addressed, our brand may be adversely impacted and our ability to attract and retain customers may be adversely affected. In connection with any expansion into additional markets, we will also need to establish our brand and to the extent we are not successful, our business in such new markets would be adversely impacted.
Any failure to offer high-quality customer support may harm our relationships with our customers and could adversely affect our reputation, brand, business, financial condition, and results of operations.
Through our marketing, advertising, and communications with our customers, we set the tone for our brand as one based on a high-quality of customer service and we strive to create high levels of customer satisfaction through the experience provided by our team and representatives. The ease and reliability of our offerings, including our ability to provide high-quality customer support, helps us attract and retain customers. Customers depend on our services team to resolve any issues relating to our products and services, such as scheduling changes and other updates to trip details and assistance with certain billing matters. Our ability to provide effective and timely support is largely dependent on our ability to attract and retain skilled employees who can support our customers and are sufficiently knowledgeable about our product and services. As we continue to grow our business and improve our platform, we will face challenges related to providing quality support at an increased scale. Any failure to provide efficient customer support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, brand, business, financial condition, and results of operations.
A delay or failure to identify and devise, invest in, and implement certain important technology, business, and other initiatives could have a material impact on our business, financial condition, and results of operations.
In order to operate our business, achieve our goals, and remain competitive, we continuously seek to identify and devise, invest in, implement, and pursue technology, business, and other important initiatives, such as those relating to aircraft fleet structuring, MRO operations, business processes, information technology, initiatives seeking to ensure high quality service experience, and others.
Our business and the aircraft we maintain and operate are characterized by changing technology, introductions, and enhancements of models of aircraft and services and shifting customer demands, including technology preferences. Our future growth and financial performance will depend in part upon our ability to develop, market, and integrate new services and to accommodate the latest technological advances and customer preferences. In addition, the introduction of new technologies or services that compete with our product and services could result in our revenues decreasing over time. If we are unable to upgrade our operations or fleet with the latest technological advances in a timely manner, or at all, our business, financial condition, and results of operations could be negatively impacted.

We rely on third-party internet, mobile, and other products and services to deliver our mobile and web applications and flight management system offerings, and any disruption of, or interference with, our use of those services could adversely affect our business, financial condition, results of operations, and customers.
Our customer-facing technology platform’s continuing and uninterrupted performance is critical to our success. That platform is dependent on the performance and reliability of internet, mobile, and other infrastructure services that are not under our control. For example, we currently host our platform, including our mobile and web-based applications, and support our operations using a third-party provider of cloud infrastructure services. While we have engaged reputable vendors to provide these products or services, we do not have control over the operations of the facilities or systems used by our third-party providers. These facilities and systems may be vulnerable to damage or interruption from natural disasters, cybersecurity attacks, human error, terrorist attacks, power outages, pandemics, and similar events or acts of misconduct. In addition, any changes in one of our third-party service provider’s service levels may adversely affect our ability to meet the requirements of our customers or needs of our employees.
We have experienced, and expect that in the future our systems will experience, interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, capacity constraints, or external factors beyond our control. While we are in the process of developing reasonable backup and disaster recovery plans, until such plans are finalized, we may be particularly vulnerable to such disruptions. Sustained or repeated system failures would reduce the attractiveness of our offerings and could disrupt our customers’, suppliers’, third-party vendors’ and aircraft providers’ businesses. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand our products and service offerings. Any negative publicity or user dissatisfaction arising from these disruptions could harm our reputation and brand, may adversely affect the usage of our offerings, and could harm our business, financial condition, and results of operation.
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
We rely upon certain third-party software and integrations with certain third-party applications, including Salesforce.com, Amazon, Microsoft, and others, to provide our platform and products and service offerings. As our offerings expand and evolve, we may use additional third-party software or have an increasing number of integrations with other third-party applications, software, products, and services. Third-party applications, software, products, and services are constantly evolving, and we might not be able to maintain or modify our platform, including our mobile and web-based applications, to ensure its compatibility with third-party offerings following development changes. Moreover, some of our competitors or technology partners may take actions which disrupt the interoperability of our offerings with their own products or services, or exert strong business influence on our ability to operate our platform and provide our products and service offerings to customers.
In addition, if any of our third-party providers cease to provide access to the third-party software that we use, do not provide access to such software on terms that we believe to be attractive or reasonable, do not provide us with the most current version of such software, modify their products, standards, or terms of use in a manner that degrades the functionality or performance of our platform or is otherwise unsatisfactory to us or gives preferential treatment to competitive products or services, we may be required to seek comparable software from other sources, which may be more expensive and/or inferior, or might not be available at all. Any of these events could adversely affect our business, financial condition, and results of operations.
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
We have significant long-term lease obligations primarily relating to our aircraft fleet. On December 31, 2024, we had 34 aircraft under operating leases, with an average remaining lease term of approximately 2.34 years. As of December 31, 2024, future minimum lease payments due under all long-term operating leases were approximately $70.2 million. Additionally, in connection with 23 aircraft leases, various third parties have been granted a put option, which, if exercised, requires us to purchase the leased aircraft at the end of the lease term based on a predetermined exercise price. As of December 31, 2024, we were subject to up to $68.4 million in future aggregate contractual put obligations. Our ability to pay our contractual obligations will depend on our operating performance, cash flow, and our ability to secure adequate financing, which will in turn depend on, among other things, the success of our current business strategy, U.S. and global economic conditions, the availability and cost of financing, as well as general economic and political conditions and other factors that are generally beyond our control.
Additionally, as of December 31, 2024, we had approximately $188.9 million in total long-term debt outstanding. The majority of our long-term debt was incurred in connection with the acquisition of aircraft. During the year ended December 31, 2024, our principal payments of long-term debt totaled $57.7 million. On January 26, 2024, we entered into a senior secured note that covers borrowings of an aggregate principal amount of up to approximately $25.8 million, up to $25.0 million of which is to finance the purchase or refinancing of aircraft relating to the Company’s fractional ownership program, and at that time borrowed the full available $25.0 million for aircraft purchase or refinancing.
Although our cash flows from operations and our available capital, including the proceeds from financing transactions, have been sufficient to meet our obligations and commitments to date, our liquidity has been, and may in the future be, negatively affected by the risk factors discussed herein. If our liquidity is materially diminished, our cash flow available to fund working capital requirements, capital expenditures, and business development efforts may be materially and adversely affected.
Our existing indebtedness, potential for a non-investment grade credit ratings, and the availability of our assets as collateral for future loans or other indebtedness, which available collateral would be reduced under other future liquidity-raising transactions, may make it difficult for us to raise additional capital if we are required to meet our liquidity needs on acceptable terms, or at all.
Additionally, financial covenants contained in the debt borrowings mandate that the Company maintains certain financial metrics, including, but not limited to, debt service coverage ratios, fixed charge cover ratios, or cash flow cover ratios. As of December 31, 2024 and December 31, 2023, the Company was not in compliance with certain financial covenants and obtained waiver request letters from the various lenders. Pursuant to the waiver letters, the lenders agreed to waive the financial covenants for the years ended December 31, 2024 and December 31, 2023. The aggregate balances of outstanding debt obligations for which waiver letters were received was $19,365 and $42,675 as of December 31, 2024 and December 31, 2023, respectively. We might not regain compliance with these covenants or we might fail other covenants in the future, which could cause these debt borrowings to be in default.
We cannot be assured that our operations will generate sufficient cash flow to make any required payments, or that we will be able to obtain financing to make capital expenditures that we believe are necessary to fulfill our strategic directives. The amount of our fixed obligations could have a material adverse effect on our business, results of operations, and financial condition.
Our ability to obtain financing or access capital markets may be limited.
There are a number of factors that may limit our ability to raise financing or access capital markets in the future, including future debt and future contractual obligations, our liquidity and credit status, our operating cash flows, the market conditions in the aviation industry, U.S. and global economic conditions, the general state of the capital markets, and the financial position of the major providers of aircraft and other aviation industry financing. We cannot assure you that we will be able to source external financing for our capital needs, and if we are unable to source financing on acceptable terms, or are unable to source financing at all, our business could be materially adversely affected. We could be forced to delay, reduce, suspend, or cease our working capital requirements, capital expenditures, and business development efforts, which would have a negative impact on our business, prospects, operating results, and financial condition. To the extent we finance our activities with debt, we may become subject to financial and other covenants that may restrict our ability to pursue our business strategy or otherwise constrain our growth and operations.

We face a concentration of credit risk.
We maintain our cash and cash equivalent balances at financial or other intermediary institutions. The combined account balances at each institution typically exceeds Federal Deposit Insurance Corporation (“FDIC”) insurance coverage of $250,000 per depositor, and, as a result, we face a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. As of December 31, 2024, substantially all of our cash and cash equivalent balances held at financial institutions exceeded FDIC insured limits. Any event that would cause a material portion of our cash and cash equivalents at financial institutions to be uninsured by the FDIC could have a material adverse effect on our financial condition and results of operations.
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
Like other aviation companies, our business is affected by factors beyond our control, including air traffic congestion at airports, airport slot restrictions, air traffic control inefficiencies, increased and changing security measures, changing regulatory and governmental requirements, and/or new or changing travel-related taxes. Factors that cause flight delays frustrate passengers, increase operating costs, and decrease revenues, which in turn could adversely affect profitability. Any general reduction in flight volumes could have a material adverse effect on our business, results of operations, and financial condition. In the United States, the federal government singularly controls all U.S. airspace, and aviation operators are completely dependent on the FAA to operate that airspace in a safe, efficient, and affordable manner. The expansion of our business into international markets would result in a greater degree of interaction with the regulatory authorities of the foreign countries in which we may operate. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel aviation operators to fly inefficient, indirect routes resulting in delays and increased operational cost. In addition, there are currently proposals before Congress that could potentially lead to the privatization of the U.S. air traffic control system, which could adversely affect our business. Further, implementation of the Next Generation Air Transport System by the FAA would result in changes to aircraft routings and flight paths that could lead to increased noise complaints and lawsuits, resulting in increased costs.
Extreme weather, natural disasters, and other adverse events could have a material adverse effect on our business, results of operations, and financial condition.
Adverse weather conditions and natural disasters, such as hurricanes, winter snowstorms, or earthquakes, can cause flight cancellations or significant delays. Cancellations or delays due to adverse weather conditions or natural disasters, air traffic control problems or inefficiencies, breaches in security, or other factors may affect us to a greater degree than our competitors who may be able to recover more quickly from these events, and therefore could have a material adverse effect on our business, results of operations, and financial condition to a greater degree than other air carriers. Any general reduction in passenger traffic could have a material adverse effect on our business, results of operations, and financial condition.
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
The potential physical effects of climate change, such as increased frequency and severity of storms, floods, fires, fog, mist, freezing conditions, sea-level rise, and other climate-related events, could affect our operations, infrastructure, and financial results. Operational impacts, such as the delay or cancellation of flights, could result in loss of revenue. In addition, certain of our fixed base operators are in locations susceptible to the impacts of storm-related flooding and sea-level rise, which could result in costs and loss of revenue. We could incur significant costs to improve the climate resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate such physical effects of climate change. We are not able to accurately predict the materiality of any potential losses or costs associated with the physical effects of climate change.

Our business is primarily focused on certain targeted geographic regions, making us vulnerable to risks associated with having geographically concentrated operations.
While our customer base is located throughout the continental United States, approximately 70% of our flight demand is within two flight hours of our headquarters in Kinston, North Carolina. As a result, our business, financial condition, and results of operations are susceptible to certain regional factors, including state regulations and severe weather conditions, catastrophic events, or other disruptions.
The operation of aircraft is subject to various risks, and failure to maintain an acceptable safety record may have an adverse impact on our ability to obtain and retain customers.
The operation of aircraft is subject to various risks, including catastrophic disasters, crashes, mechanical failures, and collisions, which may result in loss of life, personal injury, and/or damage to property and equipment. We may experience accidents in the future. These risks could endanger the safety of our customers, our personnel, third parties, equipment, cargo, and other property (both ours and that of third parties), as well as the environment. If any of these events were to occur, we could experience loss of revenue, termination of customer contracts, higher insurance rates, litigation, regulatory investigations and enforcement actions (including potential grounding of our fleet and suspension or revocation of our operating authorities), and damage to our reputation and customer relationships. In addition, to the extent an accident occurs with an aircraft we operate or charter, we could be held liable for resulting damages, which may involve claims from injured passengers and survivors of deceased passengers. There can be no assurance that the amount of our insurance coverage available in the event of such losses would be adequate to cover such losses, or that we would not be forced to bear substantial losses from such events, regardless of our insurance coverage. Moreover, any aircraft accident or incident, even if fully insured, and whether involving us or other private aircraft operators, could create a public perception that we are less safe or reliable than other private aircraft operators, which could cause our customers to lose confidence in us and switch to other private aircraft operators or other means of transportation. In addition, any aircraft accident or incident, whether involving us or other private aircraft operators, could also affect the public’s view of industry safety, which may reduce the amount of trust by our customers.
We incur considerable costs to maintain the quality of (i) our safety program, (ii) our training programs, and (iii) our fleet of aircraft. We cannot guarantee that these costs will not increase. Likewise, we cannot guarantee that our efforts will provide an adequate level of safety or an acceptable safety record. If we are unable to maintain an acceptable safety record, we might not be able to retain existing customers or attract new customers, which could have a material adverse effect on our business, financial condition, and results of operations. Failure to comply with regulatory requirements related to the maintenance of our aircraft and associated operations may result in enforcement actions, including revocation or suspension of our operating authorities in the United States and potentially other countries.
Any damage to our reputation or brand image could adversely affect our business or financial results.
Maintaining a good reputation is critical to our business. Our reputation or brand image could be adversely impacted by, among other things, any failure to maintain high ethical, social, and environmental sustainability practices for all of our operations and activities, our impact on the environment, any failure to provide consistent and high-quality customer service, public pressure from investors or policy groups to change our policies, customer perceptions of our advertising campaigns, sponsorship arrangements or marketing programs, customer perceptions of our use of social media, or customer perceptions of statements made by us, our employees and executives, agents, or other third parties. In addition, we operate in a highly visible industry that has significant exposure on social media. Negative publicity, including as a result of misconduct by our customers, vendors, or employees, can spread rapidly through social media. Should we not respond in a timely and appropriate manner to address negative publicity, our brand and reputation may be significantly harmed. Damage to our reputation or brand image or loss of customer confidence in our services could adversely affect our business and financial results as well as require additional resources to rebuild or repair our reputation.
We could suffer losses and adverse publicity stemming from any accident involving our aircraft models operated by third parties.
Certain aircraft models that we operate have experienced accidents while operated by third parties. If other operators experience accidents with aircraft models that we operate, obligating us to take such aircraft out of service until the cause of the accident is determined and rectified, we might lose revenues and might lose customers. It is also possible that the FAA or other regulatory bodies in another country could ground the aircraft and restrict it from flying. In addition, safety issues experienced by a particular model of aircraft could result in customers refusing to use that particular aircraft model or a regulatory body grounding that particular aircraft model. The value of the aircraft model might also be permanently reduced in the secondary market if the model were to be considered less desirable for future service. Such accidents or safety issues related to aircraft models that we operate could have a material adverse effect on our business, financial condition, and results of operations.

The outbreak and global spread of COVID-19 adversely impacted certain aspects of our business. The return of COVID-19 as a significant health threat or the outbreak and spread of any other public health threats that we may face in the future, could result in adverse effects on our business, operating results, including financial condition and liquidity.

The COVID-19 outbreak, along with the measures governments and private organizations worldwide implemented in an attempt to contain the spread of this pandemic, resulted in an overall decline in demand for air travel, and such decline was severe in late spring and early summer of 2020. In response to the pandemic, we implemented certain initiatives and safety measures to limit the spread of COVID-19. Such initiatives and measures resulted in increased costs to our business and while the recent abatement of the COVID-19 pandemic has allowed us to return to substantially pre-pandemic operations, outbreaks of variants of COVID-19 in the future could require us to re-implement such initiatives and safety measures.
Outbreaks of variants of COVID-19 also disrupted our operations and accentuated other risks to our business, such as the availability of qualified flight personnel (see “The loss of key personnel upon whom we depend on to operate our business or the inability to attract additional qualified personnel could adversely affect our business”) and reliance on our third-party service providers (see “Significant reliance on certain third-party aircraft engine manufacturers and engine management companies poses risks to our owned and leased aircraft and operations”). Another outbreak of COVID-19 or similar disease could result in significant downtime of our aircraft and result in material and adverse effects on our business, operating results, financial condition, and liquidity.
In response to the sharp decline in private air travel during late spring and early summer 2020, we availed ourselves of governmental assistance under the CARES Act (see “We are subject to certain restrictions on our business as a result of our participation in governmental programs under the CARES Act”) and implemented certain cost saving initiatives, including offering voluntary furloughs to our employees, implementing a mandatory reduction in all work schedules, and delaying certain previously planned initiatives and internal investments. While COVID-19 has abated, there can be no assurance that these actions will be sufficient and that other similar measures might not be required during a resurgence of COVID-19 or the spread of another disease.
The outbreak of another disease or similar public health threat, or fear of such an event, that affects travel demand, travel behavior, or travel restrictions could adversely impact our business, financial condition, and operating results. Outbreaks of other diseases could also result in increased government restrictions and regulation, such as those actions described above or otherwise, which could adversely affect our operations.

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
While we believe that we are fully compliant with all requirements of the CARES Act and the PSAs, including the requirement to use the awards only for payment of certain employment costs (i.e. wages, salaries, and benefits), if we were found to be not in compliance with such requirements, the Treasury has sole discretion to impose any remedy it deems appropriate, including requiring full repayment of the awards with appropriate interest. The imposition of any such remedy could have a material and adverse effect on our financial condition.
Between April 2020 and May 2021, each of LGM, flyExclusive, and Sky Night also received loans (the “PPP Loans”) from two lenders under the Paycheck Protection Program (“PPP”). The PPP Loans are subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration (“SBA”) under the CARES Act, which is subject to revisions and changes by the SBA and Congress. The PPP Loans have all been forgiven by the SBA. We believe that we satisfied all eligibility criteria for the PPP Loan, and that each of LGM’s, flyExclusive’s, and Sky Night’s receipt of the PPP Loan was consistent with the broad objectives of the PPP of the CARES Act. The SBA has up to six years after the date of forgiveness of a certain PPP Loan to pursue an audit of such loan. Given that flyExclusive received more than $2.0 million under its PPP Loans, it is likely that it will be subject to an SBA audit. If, despite our good-faith belief that each of LGM, flyExclusive, and Sky Night satisfied all eligibility requirements for the PPP Loans, any of the PPP Loans are later determined to have violated any of the applicable laws or governmental regulations related to the PPP Loans or it is otherwise determined that LGM, flyExclusive, and/or Sky Night was ineligible to receive the PPP Loans, we could be subject to civil, criminal, and administrative penalties or adverse publicity. Any such events could consume significant financial and management resources and could have a material adverse effect on our business, results of operations, and financial condition.
Terrorist activities or warnings have dramatically impacted the aviation industry and will likely continue to do so.
The terrorist attacks of September 11, 2001, and their aftermath have negatively impacted the aviation business in general. If additional terrorist attacks are launched against the aviation industry, there will be lasting consequences of the attacks, which may include loss of life, property damage, increased security and insurance costs, increased concerns about future terrorist attacks, increased government regulation, and airport delays due to heightened security. We cannot provide any assurance that these events will not harm the aviation industry generally or our operations or financial condition in particular.
We lease our corporate headquarters and operations facilities from third-party affiliates and a failure to renew such leases could adversely affect our business.
Certain subsidiaries of LGM Ventures, LLC (“LGMV”), which is owned by our Chief Executive Officer, Thomas James Segrave Jr., lease to us a substantial portion of our headquarters and maintenance and operations facilities. During the year ended December 31, 2024, rental payments under the leases related to LGMV were $3.9 million. While the majority of these leases have terms greater than 10 years, we have no assurance that these related parties will renew the lease agreements after expiration or that any renewal offered to us will be on terms that we find acceptable. If we cannot renew the leases, we will be required to move a substantial portion of our headquarters and operations, which may adversely affect our reputation, financial condition, and results of operation.
On June 30, 2023, we terminated our agreement with Wheels Up that accounted for a significant portion of our total revenues for the years ended December 31, 2022 and 2023. Such termination could have an adverse effect on our business, results of operations, and financial condition if we fail to materially replace the revenue derived from Wheels Up moving forward as expected.
For the years ended December 2023 and 2022, Wheels Up ("WUP") accounted for 24% and 22% of total revenue, respectively. On June 30, 2023, we terminated our agreement with WUP and have derived no revenue from this agreement since then. Subsequently, on July 5, 2023, WUP initiated a lawsuit against us, see the section entitled “Other Information About LGM — Legal Proceedings” for more information about such lawsuit.
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
As of December 31, 2024, we had applied for $9.5 million and received the Employee Retention Credit (“ERC”) in the total amount of $9.0 million. Our legal counsel has issued a legal opinion that we, more likely than not, qualified for the ERC. However, it remains uncertain whether we meet the qualifications required to receive the ERC. If we are ultimately required to repay the ERC it may materially adversely affect our financial condition and results of operations.
Legal and Regulatory Risks Relating to Our Business
We are subject to significant governmental regulation and changes in government regulations imposing additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions.
All FAA certified air carriers, including us, are subject to regulation by the DOT, the FAA, and other governmental agencies, including the DHS, the TSA, the CBP, and others. The laws and regulations enforced by these and other agencies impose substantial costs on us, may reduce air travel demand, and also may restrict the manner in which we conduct our business now or in the future, resulting in a material adverse effect on our operations. In April 2024, the FAA issued a new rule that expanded the requirement for a safety management system to all certificate holders operating under FAA Part 135, which will likely increase our regulatory compliance costs. We also incur substantial costs in maintaining our current certifications and otherwise complying with the laws to which we are subject. An adverse decision by a federal agency may have a material adverse effect on our operations, such as an FAA decision to ground, or require time consuming inspections of or maintenance on, all or any of our aircraft. Our business may also be affected if government agencies shut down for any reason or if there is significant automation or another operational disruption, such as those attributed to Air Traffic Control or weather.
In addition, as described under the caption entitled “Foreign Ownership,” we are subject to restrictions imposed by federal law on the maximum amount of foreign ownership of U.S. airlines and oversight by the DOT in maintaining our status as a “citizen of the United States” (as defined at 49 U.S.C. Section 40102(a)(15) and administrative interpretations thereof issued by the DOT or its predecessor or successors, or as the same may be from time to time amended). A failure to comply with or changes to these restrictions may materially adversely affect our business and force a divestiture of any foreign investment in excess of the applicable thresholds.
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
Revocation of permits, approvals, authorizations, and licenses.
Our business also requires a variety of federal, state and local permits, approvals, authorizations, and licenses. Our business depends on the maintenance of such permits, approvals, authorizations, and licenses. Our business is subject to regulations and requirements and may be adversely affected if we are unable to comply with existing regulations or requirements or if changes in applicable regulations or requirements occur.
We are subject to various environmental and noise laws and regulations, which could have a material adverse effect on our business, results of operations, and financial condition.
We are subject to increasingly stringent federal, state, local, and foreign laws, regulations, and ordinances relating to the protection of the environment and noise, including those relating to emissions to the air, discharges (including storm water and de-icing fluid discharges) to surface and subsurface waters, safe drinking water, and the use, management, disposal, and release of, and exposure to, hazardous substances, oils, and waste materials.
We are subject to existing laws and regulations and might be subject to future laws and regulations that may have a direct effect (or indirect effect through our third-party relationships or airport facilities at which we operate) on our operations. Any such existing or future laws and regulations could have an adverse impact on our business, results of operations, and financial condition.
Similarly, we are subject to environmental laws and regulations that require us to investigate and remediate soil or groundwater to meet certain remediation standards. Under certain laws, generators of waste materials, and current and former owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. Liability under these laws may be strict, joint, and several, meaning that we could be liable for the costs of cleaning up environmental contamination regardless of fault or the amount of wastes directly attributable to us.
Environmental regulation and liabilities, including new or developing laws and regulations, or our initiatives in response to pressure from our stakeholders may increase our costs of operations and adversely affect us.
In recent years, governments, customers, suppliers, employees, and other of our stakeholders have increasingly focused on climate change, carbon emissions, and energy use. Laws and regulations that curb the use of conventional energy or require the use of renewable fuels or renewable sources of energy, such as wind or solar power, could result in a reduction in demand for hydrocarbon-based fuels such as oil and natural gas. In addition, governments could pass laws, regulations, or taxes that increase the cost of such fuels, thereby decreasing demand for our services and also increasing the costs of our operations. Other laws or pressure from our stakeholders may adversely affect our business and financial results by requiring, or otherwise causing, us to reduce our emissions, make capital investments to modernize certain aspects of our operations, purchase carbon offsets, or otherwise pay for our emissions. Such activity may also impact us indirectly by increasing our operating costs. More stringent environmental laws, regulations, or enforcement policies, as well as motivation to maintain our reputation with our key stakeholders, could have a material adverse effect on our business, financial condition, and results of operations
The issuance of operating restrictions applicable to one of the fleet types we operate could have a material adverse effect on our business, results of operations, and financial condition.
Our owned and leased fleet is comprised of a limited number of aircraft types, including the Citation CJ3 / CJ3+, Citation Excel / XLS / XLS+, Citation Encore+, Citation Sovereign, Citation X, Gulfstream GIV-SP, HondaJet, and Challenger 350 aircraft. The issuance of FAA or manufacturer directives restricting or prohibiting the use of any one or more of the aircraft types we operate could have a material adverse effect on our business, results of operations and financial condition.
We may become involved in litigation that may materially adversely affect us.
From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including employment, commercial, product liability, class action, whistleblower, and other litigation and claims, and governmental and other regulatory investigations and enforcement proceedings. Such matters can be time-consuming, divert management attention and resources, cause us to incur significant expenses or liability, and/or require us to change our business practices. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, the results of any of these actions may have a material adverse effect on our business, results of operations, and financial condition.
Risks Relating to Our Organization and Structure
Our only significant asset is our ownership interest in LGM and such ownership might not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our Class A Common Stock or satisfy our other financial obligations.

We have no direct operations and no significant assets other than our ownership of LGM. We depend on LGM for distributions, loans, and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company, and to pay any dividends, if declared, on our Class A Common Stock or any payments we are required to pay under the Tax Receivable Agreement, dated as of December 27, 2023, by and among LGM, the Existing Equityholders and the TRA Holder Representative and EGA (the “Tax Receivable Agreement”) which is discussed in further detail in Item 13—Certain Relationships and Related Transactions, and Director Independence. The financial condition and operating requirements of LGM may limit our ability to obtain cash from LGM. The earnings from, or other available assets of, LGM might not be sufficient to allow the payment of dividends or make distributions or loans to enable us to declare and pay any dividends on the Class A Common Stock or satisfy our other financial obligations.

We are a “controlled company” within the meaning of the NYSE American listing standards and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.
As of March 14, 2025, the existing equityholders of LGM, including Segrave Jr. (“the Existing Equityholders”) hold a majority of our Class B Common Stock and as a result, control a majority of the voting power of the Company. As a result of the Existing Equityholders’ holdings, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE American. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group, or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that (i) a majority of our Board consist of independent directors, (ii) we have a compensation committee that is composed entirely of independent directors, and (iii) we have a nominating/corporate governance committee that is composed entirely of independent directors.
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
As of March 14, 2025, Segrave Jr. beneficially owned approximately 65.2% of our Class A Common Stock and 100% of our Class B Common Stock outstanding representing a combined voting power of approximately 65.2%, assuming that all LGM Common Units, all of our publicly traded warrants (“Public Warrants”) and all of the privately placed warrants we issued in connection with our IPO (the “Private Placement Warrants”) are exercised or exchanged for shares of our Class A Common Stock and that such shares are deemed issued and outstanding. Accordingly, Segrave Jr. is able to control or exert substantial influence over all matters submitted to our stockholders for approval, including the election of directors and amendments of our organization documents. Segrave Jr. may have interests that differ from those of the other stockholders and may vote in a way with which the other stockholders disagree and which may be adverse to their interests. This concentrated control may have the effect of delaying, preventing, or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the Company, and might ultimately affect the market price of shares of our Class A Common Stock and our Public Warrants.
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
Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Under the announced policies, our multi-class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices will not be investing in our stock. It is possible that these policies may depress valuations compared to those of other similar companies that are included in such indices. Because of our multi-

class structure, we will likely be excluded from certain of these indices and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make shares of our Class A Common Stock less attractive to other investors. As a result, the market price of shares of our Class A Common Stock could be adversely affected.
We qualify as an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.
We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX"), (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders might not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three year period. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of its reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
The requirements of being a public company may strain our resources and divert management’s attention.
As a public company, we are subject to the reporting requirements of the Exchange Act, the SOX, the Dodd- Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE American, and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly and increase demand on our systems and resources, particularly after we cease to be an “emerging growth company.” The SOX requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based upon management’s evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2024, due primarily to: a failure to design and maintain formal accounting policies, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting, and disclosures, including controls over the preparation and review of account reconciliations and journal entries; a failure to maintain a sufficient complement of personnel possessing the appropriate technical accounting competency, training, and experience to address, review, and record financial reporting transactions under U.S. GAAP; a failure to design and maintain adequate segregation of duties consistent with control objectives for key information technology systems that support financial reporting processes; and a failure to design and maintain formal and effective controls over information technology general controls for IT systems that are relevant to the preparation of the financial statements.
Our efforts to remediate these material weaknesses might not be effective or prevent any future material weaknesses or significant deficiency in our internal control over financial reporting. If our efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis. In fact, we did not timely file a Form 10-Q for the quarter ended September 30, 2023, a Form 10-K for the year ended December 31, 2023, or a Form 10-Q for the quarter ended March 31, 2024. We might not be able to file timely reports in the future, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of our securities to decline.
The Tax Receivable Agreement will require us to make cash payments to the Existing Equityholders in respect of certain tax benefits and such payments may be substantial. In certain cases, payments under the Tax Receivable Agreement may (i) exceed any actual tax benefits the Tax Group realizes or (ii) be accelerated.
At the closing of the Business Combination, we, LGM, the Existing Equityholders, and the TRA Holder Representative entered into the Tax Receivable Agreement, dated as of December 27, 2023. Pursuant to the Tax Receivable Agreement, we will generally be required to pay the Existing Equityholders 85% of the amount of savings, if any, in U.S. federal, state, local, and foreign taxes that are based on, or measured with respect to, net income or profits, and any interest related thereto that the Tax Group (i.e., us and our applicable consolidated, unitary, or combined subsidiaries) realizes, or is deemed to realize, as a result of certain Tax Attributes, which include:
•tax basis adjustments resulting from the repurchase by LGM of LGM Common Units (including any such adjustments resulting from certain payments made by us under the Tax Receivable Agreement) in accordance with the terms of the Equity Purchase Agreement.
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
Payments under the Tax Receivable Agreement are our obligations and not obligations of LGM. Any actual increase in our allocable share of LGM and its relevant subsidiaries’ tax basis in relevant assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of the our Class A Common Stock at the time of an exchange of LGM Common Units by an Existing Equityholder pursuant to the terms of the A&R Operating Agreement, and the amount and timing of the recognition of the Tax Group’s income for applicable tax purposes. While many of the factors that will determine the amount of payments that we will be required to make under the Tax Receivable Agreement are outside of our control, we expect that the aggregate payments we will be required to make under the Tax Receivable Agreement could be substantial and, if those payments substantially exceed the tax benefit we realize in a given year or in the aggregate, could have an adverse effect on our financial condition, which may be material.
Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. Additionally, nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the Tax Attributes that may be deemed realized under the Tax Receivable Agreement. Increases in income tax rates, changes in income tax laws or disagreements with tax authorities can adversely affect our, LGM’s, or its subsidiaries’ business, financial condition, or results of operations.
Risks Related to Our Securities
There can be no assurance that we will be able to comply with the continued listing standards of NYSE American, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our securities are currently listed on NYSE American. However, we cannot assure you that our securities will continue to be eligible for listing on NYSE American in the future. For example, in April and May 2024, respectively, we received a delinquency letter from NYSE American because we did not file our Annual Report on Form 10-K for the year ended December 31, 2023, or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 on a timely basis, although we subsequently filed each of those reports within the NYSE American grace period. If NYSE American delists our securities from trading and we are not able to list our securities on another national securities exchange, our securities could be quoted on an over-the-counter-market, and we could face significant material adverse consequences, including:
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
We may redeem our Public Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption rights if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in our IPO. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants, or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees.
If we raise capital in the future by issuing shares of common or preferred stock or other equity or equity-linked securities, convertible debt, or other hybrid equity securities, our then existing stockholders may experience dilution, such new securities may have rights senior to those of our common stock, and the market price of our common stock may be adversely effected.
If we raise capital in the future, our then existing stockholders may experience dilution. The Company’s Second Amended and Restated Certificate of Incorporation (the "Certification of Incorporation") provides that preferred stock may be issued from time to time in one or more series. Our Board is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional, or other special rights and any qualifications, limitations, and restrictions thereof, applicable to the shares of each series. Our Board may, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the shares of Class A Common Stock and could have anti-takeover effects. The ability of our Board to issue preferred stock without stockholder approval could have the effect of delaying, deferring, or preventing a change of control of us or the removal of existing management. The issuance of any such securities may have the impact of adversely affecting the market price of our Class A Common Stock.
The Company's Certificate of Incorporation contains forum limitations for certain disputes between us and our stockholders that could limit the ability of stockholders to bring claims against us or our directors, officers, and employees in jurisdictions preferred by stockholders.
Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative lawsuit brought on our behalf, (ii) any lawsuit against our current or former directors, officers, or employees asserting a breach of a fiduciary duty owed by any such person to us or our stockholders, creditors, or other constituents, (iii) any action asserting a claim against us or any director or officer or other employee arising pursuant to any provision of the DGCL or our Certificate of Incorporation or our Bylaws (as each may be amended from time to time), (iv) any action asserting a claim against us or any director or officer or other employee governed by the internal affairs doctrine, or (v) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants provided, that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state court sitting in the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware).
The foregoing forum provisions do not apply to claims arising under the Securities Act, the Exchange Act, or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. The Company’s Certificate of Incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America are the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The foregoing forum provisions may prevent or limit a stockholder’s ability to file a lawsuit in a judicial forum that it prefers for disputes with us or our directors, officers, or employees, which may discourage such lawsuits, make them more difficult or expensive to pursue, and result in outcomes that are less favorable to such stockholders than outcomes that may have been attainable in other jurisdictions, although stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.
There is uncertainty as to whether a court would enforce such forum selection provisions as contained in the Company’s Certificate of Incorporation in connection with claims arising under the Securities Act because Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act claims.
In addition, notwithstanding the inclusion of the foregoing forum provisions in the Company’s Certificate of Incorporation, courts may find the foregoing forum provisions to be inapplicable or unenforceable in certain cases that the foregoing forum provisions purport to address, including claims brought under the Securities Act. If this were to occur in any particular lawsuit, we may incur additional costs associated with resolving such lawsuit in other jurisdictions or resolving lawsuits involving similar claims in multiple jurisdictions, all of which could harm our business, results of operations, and financial condition.
We do not expect to declare any dividends in the foreseeable future.
We do not anticipate declaring any cash dividends to holders of our Class A Common Stock in the foreseeable future. Consequently, investors may need to rely on sales of their shares of our Class A Common Stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
If securities or industry analysts do not publish or cease publishing research or reports about our Company, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.
The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about our Company, our business, market, or competitors. Securities and industry analysts do not currently, and may never, publish research on our Company. If any of the analysts who may cover our Company change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, the market price of our securities would likely decline. If any analyst who may cover our Company were to cease coverage of our Company or fail to regularly publish reports on it, we could lose visibility in the financial markets, which in turn could cause the market price or trading volume of our securities to decline.
Substantial future sales of our Class A Common Stock by existing stockholders could cause the market price of our Class A Common Stock to decline.
We are required to register, and have filed a registration statement to register, shares of our Class A Common Stock for resale by existing stockholders that represent approximately 90.5% of our total shares of Class A Common Stock outstanding on a fully diluted basis as of March 14, 2025, including shares owned by Segrave Jr., our CEO and Chairman, and EG Sponsor LLC. The 5,625,000 shares of Class A Common Stock beneficially owned by EG Sponsor LLC are subject to a three-year lock-up period, ending on December 27, 2026, subject to the terms of the letter agreement executed in connection with the initial public offering of EG Acquisition Corp.
For existing stockholders who are not subject to contractual lock-up restrictions, and for EG Sponsor LLC once its lock-up period expires, after the registration statement for the resale of such shares is effective and until such time that it is no longer effective, the resale of these securities will be permitted pursuant to that registration statement. The resale, or expected or potential resale, of a substantial number of our shares of Class A Common Stock in the public market could adversely affect the market price for our Class A Common Stock and make it more difficult for you to sell your shares of Class A Common Stock at such times and at such prices that you deem desirable. Furthermore, we expect that because of the large number of securities registered pursuant to the registration statement, those existing selling stockholders will continue to offer the securities covered by the registration statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the registration statement may continue for an extended period of time. In addition, the market reaction to such sales of our Class A Common Stock could also negatively affect the price of our publicly traded warrants.
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
Board of Directors Oversight
The Audit and Risk Committee of the Board of Directors is responsible for the oversight of risks from cybersecurity threats. The Audit and Risk Committee receives periodic reports from the Company’s Chief Financial Officer (“CFO”) regarding risks from cybersecurity threats and the implementation and effectiveness of our Cybersecurity Program. The Audit and Risk Committee in turn briefs the Board at scheduled meetings about cybersecurity developments.
Management’s Role in Cybersecurity Risk Management
Management recognizes the importance and its responsibility for day-to-day implementation of the Cybersecurity Program. To this end, we have implemented a governance structure that assigns specific responsibilities to key members of our management team, with oversight by our Board of Directors. The Senior Vice President of Technology ("SVP of Technology") is primarily responsible for the operational aspects of our Cybersecurity Program. This includes the implementation of technical security measures, monitoring of our network and systems for security threats, and working with external experts in the assessment, identification, and management of cybersecurity threats. The CFO has primary responsibility for overseeing the Cybersecurity Program and assessing and managing risks from cybersecurity threats. Our CFO has a Bachelor of Science and a Master of Science in Accountancy and a 20-year career in public accounting and finance and accounting executive leadership roles at both public and private companies. The SVP of Technology has a Bachelor of Science in Computer Science and a 30-year career in senior IT roles, including the last five years at public companies.
Monitoring of Cybersecurity Incidents
The CFO oversees our processes for the prevention, detection, mitigation, and remediation of cybersecurity incidents. In the event of a cybersecurity incident, we have an established incident response plan and processes for investigating, responding to, and recovering from the incident. Depending on the nature and severity of the incident, the plan and those processes also provide for escalating notification of management and the Audit and Risk Committee of the Board of Directors.
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
A third-party affiliate, LGM Ventures, LLC ("LGMV") which is owned by Segrave Jr., lease to us a substantial portion of our headquarters and maintenance and operations facilities that are not part of the NCGTP. The majority of the leases have terms greater than 10 years.
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

On October 31, 2024, flyExclusive filed an answer denying that WUP is entitled to any of the relief sought by WUP, and also filed a Counterclaim for breach of contract against WUP seeking damages in excess of $75,000. The parties are currently engaged in settlement discussions, but no settlement has been reached as of the date of this disclosure.

Other Litigation
The Company is subject to certain claims and contingent liabilities that arise in the normal course of business. While we do not expect that the ultimate resolution of any of these pending actions will have a material effect on our consolidated results of operations, financial position, or cash flows, litigation is subject to inherent uncertainties. As such, there can be no assurance that any pending legal action, which we currently believe to be immaterial, does not become material in the future.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Prior to December 27, 2023, our publicly traded units, Class A Common Stock and publicly traded warrants were listed on NYSE under the symbols “EGGFU,” “EGGF,” and “EGGFW,” respectively. Upon the Closing on December 27, 2023, our Class A Common Stock and publicly traded warrants are now listed on NYSE American under the symbols “FLYX” and “FLYX.WS,” respectively. Our publicly traded units automatically separated into their component securities upon the Closing, and as a result, no longer trade as a separate security and were delisted from NYSE American.
As of March 14, 2025, there were 2,519,869 publicly traded warrants, 4,333,333 private placement warrants, and 59,930,000 LGM Common Units outstanding, which are convertible into an aggregate of 66,783,202 shares of our Class A Common Stock.
On March 14, 2025, the closing price of our Class A Common Stock was $3.05.

Holders of Common Stock
As of March 14, 2025, there were approximately 650 holders of record of our Class A Common Stock and two holders of record of our publicly traded warrants. However, because many of the shares of our Class A Common Stock and our publicly traded warrants are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our Class A Common Stock and our publicly traded warrants than record holders.
Dividend Policy
We have never paid any cash dividends on our Class A Common Stock. The payment of cash dividends by us in the future will be dependent upon revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our board of directors and the board of directors will consider whether or not to institute a dividend policy. The board of directors currently anticipates that we will retain all of our earnings, if any, for use in our business and operations and, accordingly, the board of directors does not anticipate declaring any dividends in the foreseeable future.
Equity Compensation Plans
The following table sets forth the indicated information as of December 31, 2024 with respect to our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted- average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected under column (a))(c)
Equity compensation plans approved by security holders	4,800,000	$2.78	1,200,000
Equity compensation plans not approved by security holders	NA	NA	NA
Total	4,800,000	$2.78	1,200,000
Our 2023 Equity Incentive Plan (the “2023 Plan”) became effective on December 27, 2023 after its approval by our stockholders on December 7, 2023.

Recent Sales of Unregistered Securities
Effective March 7, 2025, flyExclusive entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an individual investor (the “Purchaser”), pursuant to which the Company agreed to issue and sell to the Purchaser 2,000,000 shares of the Company’s Class A common stock at a per share purchase price of $2.90, which was equal to the undiscounted market price on the date the parties agreed to pursue the transaction, resulting in gross proceeds to the Company of $5.8 million, subject to the payment of transaction expenses. The transaction simultaneously closed on March 7, 2025.
Pursuant to the Purchase Agreement, the Company agreed to file a registration statement registering for resale the shares of Class A common stock issued to the Purchaser. The Company has agreed to file such registration statement on or before June 13, 2025, and have such registration statement declared effective no later than the earlier of (i) August 15, 2025, or (ii) five business days following the date that the SEC notifies the Company that the registration statement will not be reviewed. The Company also agreed to use reasonable efforts to keep such registration statement effective until the date the shares of Class A common stock covered by such registration statement have been sold or may be resold pursuant to Rule 144 or another available exemption under the Securities Act of 1933, as amended (the “Securities Act”). The Company has agreed to reimburse the Purchaser for the reasonable documented fees and disbursements of Purchaser’s counsel incurred in connection with the registration.

On March 21, 2025, the Company and EGA Sponsor entered into a Securities Purchase Agreement whereby they cancelled the EGA Sponsor Note in exchange for 4,227 shares of the Company's Series B Preferred Stock and warrants to purchase up to 1,268,100 shares of the Company's Class A common stock, $0.0001 par value per share. The warrants have an exercise price of $0.01 per share and are exercisable until the fifth anniversary of their issuance. The shares and warrants were issued in a private placement pursuant to Section 4(a)(2) of the Securities Act.
Issuer Purchases of Equity Securities
We did not make any purchases of our common stock during the three months ended December 31, 2024, which is     the fourth quarter of our fiscal year.
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
Overview of Our Business
flyExclusive is a premier owner and operator of curated private aviation experiences dedicated to surpassing passenger expectations for quality, convenience, and safety. Our mission is to be the world’s most vertically integrated private aviation company through capital-efficient program growth, an industry-leading pricing model, optimal dispatch availability, in-house training, and a controlled premium customer experience on modernized aircraft. As of December 31, 2024, we had over 100 aircraft in our owned and leased fleet that includes light, midsize, super-midsize, and large jets. As one of the nation’s largest Citation operators, flyExclusive has curated a versatile fleet of Citation CJ3 / CJ3+, Citation Excel / XLS / XLS+, Citation Encore+, Citation Sovereign, Citation X, and Challenger 350 aircraft. We have a long track record of success and growth across a full range of industry services. Our core competitive advantage is the purpose-built, in-house control of decisions and processes needed to operate a successful private aviation company through a range of market environments.

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
Jet club revenue is generated from flight operations as well as membership fees. Jet club members are guaranteed access to our fleet of light, midsize, and super-midsize aircraft. New members pay a minimum deposit of $0.1 million up to a maximum of $0.5 million depending on their level of membership. Membership levels determine the daily rate a member is charged for future flights. Membership and incidental fees are also applied against a member’s account. The initial and all subsequent deposits to replenish the member’s account are non-refundable.
GRP revenue is derived from contracts with wholesale customers whereby the customer commits to utilize a specified minimum number of hours per quarter in exchange for guaranteed access to aircraft. Each aircraft requires a deposit that is recorded on the balance sheet. Revenue is billed weekly and guaranteed based on contract rates for light, midsize, and super-midsize aircraft. Contract terms allow us to bill for ancillary services based on the circumstances of a flight. Rates are assessed each quarter to account for changes in fuel cost. We terminated GRP on June 30, 2023 and have not derived any GRP revenue since then, nor do we anticipate future revenue from GRP. See discussion of the termination of the GRP Agreement in the following section.
Fractional ownership members purchase a fractional ownership interest in an aircraft for a contractual term of up to five years, which grants the member access to our light, midsize, and super mid-size fleets. Fractional members pay daily and hourly rates for each flight. The first stage of the fractional revenue stream is the pre-owner stage where the member signs a letter of intent and interim use agreement, which may be before the aircraft is available. At this time, the member pays two deposits: one deposit is towards the purchase of the fractional interest and the second deposit is to have the ability to use the fleet in the interim period prior to owning the fractional interest. Upon completion of enrollment in the program, fractional members who purchase new aircraft obtain ownership when the aircraft is delivered, expected to be approximately one year from when the aircraft is ordered from the manufacturer. Fractional members have the ability to advance ownership if they purchase an interest in one of our pre-owned fractional aircraft. Once the transfer of interest in the aircraft is complete, the member becomes a fractional owner in the aircraft. With the transfer of interest, flyExclusive is still able to utilize these aircraft to service other channels, providing us with a capital-light way to grow our fleet.
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
The Volato Agreement has a term of twelve months and may be terminated by the Company immediately upon a material breach of the Agreement by Volato or upon 30 days’ written notice to Volato. Volato may terminate the Agreement immediately upon a material breach of the Agreement by the Company. During the term of the Agreement, certain Volato employees will provide consulting services to the Company, including consulting services related to software development, sales, and other professional services. The cost to the Company of these consulting services will be the current salaries and benefit costs of the Volato employees engaged to provide the services, plus reasonable out-of-pocket expenses. Volato also granted the Company a non-exclusive license to Volato’s proprietary software pursuant to the terms and conditions of a software license, with a license fee equal to the documented, out-of-pocket expenses incurred by Volato with third-party vendors and only to the extent related solely and directly to the software. Under the terms of the agreement, the Company will manage flight operations, sales, and expenses of Volato’s fleet. The aircraft will remain on Volato's Federal Aviation Administration ("FAA") certificate until they are potentially moved to the Company's FAA certificate.
As part of the Agreement, Volato granted the Company the right to cause Volato to merge with and into a wholly owned subsidiary of the Company (the “Option”). The term of the Option will expire twelve months from the date of the Agreement, provided, however, that the term of the Option will continue until the closing or abandonment of the merger by either or both parties. Any merger is subject to a fully executed, mutually agreed upon definitive merger agreement and any required regulatory, board of directors, and shareholder approvals for both the Company and Volato. Consideration for the merger may be in the form of the Company’s common stock or cash, in the Company’s discretion. The purchase price for the merger would be based on the volume-weighted average price of Volato’s common stock for the 30 trading-day period prior to the earlier of the public announcement of (1) the exercise by the Company of its exercise of the Option, or (2) the signing of a definitive merger agreement.

Key Factors Affecting Results of Operations
We believe that the following factors have affected our financial condition and results of operations and are expected to continue to have a significant effect:
Economic Conditions
If demand for private aviation services were to decrease, it could result in slower jet club growth, members declining to renew their memberships, and reduced interest in the fractional and partnership programs, all of which could have a material adverse effect on our business, financial condition, and results of operations. In addition, our customers may consider private air travel through our products and services to be a luxury item, especially when compared to commercial air travel or not traveling by air at all. As a result, any general downturn in economic, business, and financial conditions which has an adverse effect on our customers’ spending habits could cause them to travel less frequently and, to the extent they travel, to travel using commercial air carriers or other means considered to be more economical than our products and services. In addition, in cases where significant hours of private flight are needed, many of the companies and high-net-worth individuals to whom we provide products and services have the financial ability to purchase their own aircraft or operate their own corporate flight department should they elect to do so.
Competition
Many of the markets in which we operate are competitive as a result of the expansion of existing private aircraft operators, expanding private aircraft ownership, and alternatives such as luxury commercial airline service. We compete against a number of private aviation operators with different business models, and local and regional private charter operators. Factors that affect competition in our industry include price, reliability, safety, regulations, professional reputation, aircraft availability, equipment, the quality, consistency and ease of service, willingness and ability to serve specific airports or regions, and investment requirements. Our competitors might capture a share of our present or potential customer base, which could adversely affect our business, financial condition, and results of operations.
Pilot Availability and Attrition
In recent years, we have experienced significant volatility in our attrition, including volatility resulting from training delays, pilot wage and bonus increases with other industry participants, and the growth of cargo, low-cost, and ultra-low-cost airlines. In prior periods, these factors, at times, caused our pilot attrition rates to be higher than our ability to hire and retain replacement pilots. If our attrition rates are higher than our ability to hire and retain replacement pilots, our operations and financial results could be materially and adversely affected.
Wheels Up (“WUP”) Termination
On June 30, 2023, we served WUP a Notice of Termination of the parties’ Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021 (the “GRP Agreement”). As a result of the termination, the GRP program did not generate revenue following the date of the GRP Agreement’s termination, which had a material impact on the financial statements for the year ended December 31, 2023. For some time prior to the termination of the GRP Agreement we were planning, for the strategic reasons of avoiding excessive reliance on a single customer and shifting towards focusing on wholesale and contractual retail customers, to scale down business with WUP, and we had already reflected scaled down revenue accordingly in our publicly disclosed projections. However, the termination of the GRP Agreement will have a material impact on the financial statements beyond 2023 until we are able to successfully effectuate this planned strategic shift and replace the revenue lost from the termination of the GRP Agreement. Additionally, as of June 27, 2023, WUP accounted for $15.7 million in receivables, which was a significant majority of total receivables at that time. When the agreement with WUP was terminated on June 30, 2023 the receivable balances were eliminated, as allowable under relevant accounting standards, by being applied against existing deposits held under the GRP Agreement. The GRP

Agreement provided for an orderly draw down period of the designated aircraft at a maximum of two aircraft per month. The Company submitted a bill for monies due under the GRP Agreement during the draw down period through July 31, 2024. Billed but unrecorded amounts through December 31, 2024 totaled $59.0 million.
See the risk factor within the Risks Relating to Our Business and Industry section entitled “On June 30, 2023, we terminated our agreement with Wheels Up that accounted for a significant portion of our total revenues for the years ended December 31, 2022 and 2023. Such termination could have an adverse effect on our business, results of operations, and financial condition if we fail to materially replace the revenue derived from Wheels Up moving forward as expected” and Note 23 “Commitments and Contingencies” of the notes to the consolidated financial statements included elsewhere in this Report, for more information on the WUP termination.
Fleet Modernization
During the fourth quarter of 2023, we began the process of modernizing our fleet. Our plan is to sell a portion of our fleet that is older and replace those aircraft with newer models, which will grant our customers access to newer aircraft. In connection with this effort, in fiscal 2024, we recorded a portion of the fleet as being held for sale. We expect the fleet modernization to continue over the next year from the date of this Report and do not anticipate a material decline to revenue as we will replace sold models with the newer aircraft which offer increased availability and operating efficiency.
CARES Act
On March 27, 2020, the CARES Act was signed into law. The CARES Act provided the airline industry with up to (i) $25.0 billion in grants with assurances the support is to be used exclusively for employee salaries, wages, and benefits, and (ii) $25.0 billion in secured loans.
We applied to the Treasury for assistance under the Payroll Support Program and the Paycheck Protection Program as established by the CARES Act. We were awarded $23.6 million to support ongoing operations, all of which has been received.
The CARES Act support payments were conditioned, including certain restrictions on executive and other employee compensation and severance through April 1, 2023, and certain ongoing reporting obligations through April 1, 2023. While we believe that we are fully compliant with all requirements of the CARES Act and the Payroll Support Program Agreements, including the requirement to use the awards only for payment of certain employment costs (i.e. wages, salaries, and benefits), if we were found to be not in compliance with such requirements, the Treasury has sole discretion to impose any remedy it deems appropriate, including requiring full repayment of the awards with appropriate interest. The imposition of any such remedy could have a material and adverse effect on our financial condition.
The CARES Act also provides an Employee Retention Credit (“ERC”) program. The goal of the ERC program is to encourage employers to retain and continue paying employees during periods of pandemic-related reduction in business volume even if those employees are not actually working, and therefore, are not providing a service to the employer. Under the Act, eligible employers could take credits up to 70% of qualified wages with a limit of $7 thousand per employee per quarter for the first three quarters of calendar year 2021. In order to qualify for the ERC in 2021, organizations generally had to experience a more than 20% decrease in gross receipts in the quarter compared to the same quarter in calendar year 2019 or its operations are fully or partially suspended during a calendar quarter due to “orders from an appropriate governmental authority limiting commerce, travel, or group meetings (for commercial, social, religious, or other purposes)” due to COVID-19. The credit is taken against our share of Social Security Tax when our payroll provider files, or subsequently amends the applicable quarterly employer tax filings.
As of December 31, 2024, we had applied for $9.5 million and received $9.0 million of ERC. Our legal counsel has issued a legal opinion that we, more likely than not, qualified for the ERC. However, it remains uncertain whether we meet the qualifications required to receive the ERC. Therefore, the balance was included in accrued expenses and other current liabilities in the consolidated balance sheets should we be required to potentially repay the ERC.
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
Adjusted EBITDA
We calculate Adjusted EBITDA as net income (loss) adjusted for (i) interest income (expense), (ii) income tax benefit (expense), (iii) depreciation and amortization, (iv) equity-based compensation, (v) dividends from redeemable preferred stock, (vi) public company readiness expenses, (vii) non-cash loss on assets held for sale, which represents the impairment charges recognized on assets designated for sale prior to their disposal, (viii) realized (gains)/losses on aircraft sold as part of fleet modernization efforts, (ix) gain on forgiveness of CARES Act Loan, (x) change in fair value of derivative liability, (xi) change in fair value of warrant liabilities, and (xii) gain on extinguishment of debt.
We include Adjusted EBITDA as a supplemental measure for assessing operating performance in conjunction with related GAAP amounts and for the following:
•Strategic internal planning, annual budgeting, allocating resources, and making operating decisions.
•Historical period-to-period comparisons of our business, as it removes the effect of certain non-cash expenses and expenses and revenue unrelated to our core ongoing business.
The following table reconciles Adjusted EBITDA to net loss, the most directly comparable GAAP measure (in thousands):

	Year Ended December 31,
	2024	2023
Net loss	$(101,495)	(54,738)
Add (deduct):
Interest income	(4,313)	(4,629)
Interest expense	21,183	22,223
Income tax expense	(41)	—
Depreciation and amortization	25,709	26,982
Equity-based Compensation	753	882
Dividends from redeemable preferred stock	4,491	—
Public company readiness expenses(1)	—	9,853
Non-cash loss on assets held for sale(2)	3,106	—
Realized (gains)/losses due to fleet modernization(3)	(2,665)	—
Gain on forgiveness of CARES Act Loan	—	(339)
Change in fair value of derivative liability	—	14,589
Change in fair value of warrant liabilities	1,467	334
Gain on extinguishment of debt	—	(14,843)
Adjusted EBITDA	$(51,804)	$314
(1)Includes costs primarily associated with compliance and consulting in advance of LGM Enterprises transitioning to a public company as a result of the Merger.
(2)Represents impairment losses incurred due the decline in fair value of aircraft held for sale during the period.
(3)     Represents gains or losses incurred on sales of aircraft that the Company previously identified as part of our fleet modernization efforts that are outside of the normal course of business.
Key Operating Metrics
In addition to financial measures, we regularly review certain key operating metrics to evaluate our business, determine the allocation of resources, and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business. Pursuant to the Volato Agreement, effective September 1, 2024, the Company operated certain legacy Volato aircraft under the Volato certificate. The Company also provides services to Volato legacy members and fractional owners. As a result, we have included the aircraft on Volato's certificate, hours flown on those aircraft, and the members and fractional owners in the operating metrics below for completeness.
The following table summarizes our key operating metrics:

	December 31,
	2024	2023
Ending aircraft on certificate	89	102
Aircraft operated under the Volato Agreement	14	—
Total aircraft operated	103	102

	Year Ended December 31,
	2024	2023
Members contributing to revenues*	1,195	948
Active members*	1,076	876
Average aircraft on certificate	101	96
Aircraft contributing to revenues	114	104
Total flight hours**	66,606	55,518
Total hours per aircraft***	660.9	579.3
Members per aircraft*	10.5	9.1
*Members contributing to revenues are defined as the number of contractual retail members - club, fractional, and partnership members - that contributed to revenues during the reporting period. GRP customers do not represent contractual retail, and thus are not considered “members”.
**LGM’s historical flight hours for the last two fiscal years, without flight hours derived from GRP, are as follows: 66,606 hours for the year ended December 31, 2024 and 47,663 hours for the year ended December 31, 2023.
***LGM’s historical hours per aircraft for the last two fiscal years, without flight hours derived from GRP, are as follows: 660.9 hours per aircraft for the year ended December 31, 2024 and 497.4 hours per aircraft for the year ended December 31, 2023.
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
Members per aircraft
We define members per aircraft as members contributing to revenues divided by aircraft contributing to revenues. We use members per aircraft to control the customer experience through the management of our customer to aircraft ratio. In the fourth quarter of 2024, 98.3% of our customers were fulfilled on our fleet without the potential high-cost of reliance of third parties to meet demand. An optimal customer to aircraft ratio allows us to gain a competitive advantage by having sufficient aircraft available to meet member demand and be flexible to backfill unused aircraft for wholesale use.
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
We derive GRP revenue from contracts with wholesale customers whereby the customer commits to purchase a specified minimum number of hours per quarter in exchange for guaranteed access to specific aircraft. The customer pays daily and hourly rates depending upon aircraft type as well as other incidental fees. Although the customer is committed to a minimum number of flight hours per aircraft and a minimum number of aircraft, actual GRP revenue is highly variable as the customer controls the timing, frequency, and total volume of usage, sometimes resulting in significant revenue above or below the contractual minimum. We recognize the monthly minimum as revenue ratably over time and any variable consideration generated from flight services above the minimum in the period of performance. We received no GRP revenue after June 30, 2023 due to the termination of the GRP Agreement.
We recognize fractional revenue from the sales of fractional ownership interests in aircraft over the term of the agreement. In certain contracts, the customer can require us to repurchase the interest after a fixed period of time but prior to the contractual termination date of the contract. This is accounted for as a right of return. The consideration from the fractional ownership interest, as adjusted for any customer right of return, is recognized over the term of the contract on a straight-line basis. Variable consideration generated from flight services is recognized in the period of performance.
MRO services are comprised of a single performance obligation for aircraft maintenance services such as modifications, repairs, and inspections. MRO revenue is recognized over time based on the cost of parts and supplies consumed and labor hours worked for each service provided. Any billing for MRO services that exceeds revenue earned to date is included in deferred revenue on the consolidated balance sheets.
Costs and expenses
Cost of revenue
Cost of revenue primarily consists of direct expenses incurred to provide flight services and facilitate operations, including aircraft lease costs, fuel, payroll expenses including wages and employee benefits for employees directly providing and facilitating flight services, crew travel, insurance, maintenance, subscriptions, and third-party flight costs.
Selling, general and administrative
Selling, general and administrative expense primarily consists of non-flight related employee compensation wages and benefits in our finance, executive, human resources, legal, and other administrative functions, employee training, third-party professional fees, corporate travel, advertising, and corporate related lease expenses.
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
Other expense
Other expense consists of dividend income, realized gain/loss on sales of investment securities, gain/loss on lease termination, and state tax payments.

Results of Operations
Results of Our Operations for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
The following table sets forth our results of operations for the years ended December 31, 2024 and 2023 (in thousands, except percentages):

	Year Ended December 31,		Change in
	2024	2023	$	%
Revenue	$327,274	$315,362	$11,912	3.8%
Costs and expenses
Cost of revenue	290,212	264,176	26,036	9.9%
Selling, general and administrative	91,337	75,430	15,907	21.1%
Depreciation and amortization	25,709	26,982	(1,273)	(4.7%)
Loss (gain) on aircraft held for sale	2,795	(13,905)	16,700	120.1%
Total costs and expenses	410,053	352,683	57,370	16.3%
Loss from operations	(82,779)	(37,321)	(45,458)	(121.8%)
Other income (expense)
Interest income	4,313	4,629	(316)	(6.8%)
Interest expense	(21,183)	(22,223)	1,040	4.7%
Gain on forgiveness of CARES Act loan	—	339	(339)	(100.0)%
Change in fair value of derivative liability	—	(14,589)	14,589	100.0%
Change in fair value of warrant liabilities	(1,467)	(334)	(1,133)	339.2%
Gain on extinguishment of debt	—	14,843	(14,843)	(100.0%)
Other expense	(338)	(82)	(256)	312.2%
Total other income (expense), net	(18,675)	(17,417)	(1,258)	(7.2)%
Loss before income taxes	(101,454)	(54,738)	(46,716)	(85.3)%
Income tax expense	41	—	41	100.0%
Net loss	(101,495)	(54,738)	(46,757)	(85.4)%
Less: Net income (loss) attributable to redeemable noncontrolling interests	(73,384)	1,080	(74,464)	(6894.8%)
Less: Net loss attributable to noncontrolling interests	(7,037)	(8,983)	1,946	21.7%
Net loss attributable to flyExclusive, Inc.	$(21,074)	$(46,835)	$25,761	55.0%
Revenue

	Year Ended December 31,		Change
(In thousands)	2024	2023	Amount	%
Jet club and charter	$295,478	$237,802	$57,676	24.3%
Guaranteed revenue program	—	66,916	(66,916)	(100.0)%
Fractional ownership	22,687	6,038	16,649	275.7%
Maintenance, repair, and overhaul	7,167	4,606	2,561	55.6%
Aircraft management services	$1,942	—	1,942	100.0%
Total revenue	$327,274	$315,362	$11,912	3.8%

Jet club and charter revenue increased by $57.7 million, or 24%, to $295.5 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase in jet club and charter revenue was attributable to a 36% increase in flight hours, partially offset by a 9% decrease in effective hourly rates during the year ended December 31, 2024 compared to the year ended December 31, 2023.

GRP revenue decreased by $66.9 million, or 100%, to $0 for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease was due to the termination of the WUP agreement that occurred on June 30, 2023, resulting in no GRP revenue during 2024.
Fractional ownership revenue increased by $16.6 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023 due to fractional membership growth.
Maintenance, repair, and overhaul revenue increased by $2.6 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023 due to an increase in external services for outside customers.
Aircraft management services revenue increased by $1.9 million, or 100%, from $0 for the year ended December 31, 2024 due to the Company providing certain aircraft management services for third-party aircraft owners under the Volato Agreement beginning in September 2024.
We expect our revenue to increase over time as a result of adding aircraft to our fleet and forecasted membership growth.
Costs and expense
Cost of revenue
Cost of revenue increased by $26.0 million, or 10%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to:
-An increase of $7.0 million for salaries and wage related expense;
-An increase of $0.9 million for aircraft lease expense;
-An increase of $6.9 million for aircraft repair and maintenance;
-An increase of $7.1 million for affiliate lift expense;
-An increase of $1.4 million for ground-related expenses;
-An increase of $4.1 million for engine overhaul programs expense; and
-A decrease of $0.8 million in aircraft IT and Wi-Fi.
The increase in cost of sales, including its increase as a percentage of revenue, was driven primarily by efforts to modernize our fleet over the course of 2024, with improvement in operating margins expected to be realized over time as non-performing aircraft are disposed of.
Selling, general and administrative
Selling, general and administrative expenses increased by $15.9 million, or 21%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in selling, general and administrative expenses was primarily attributable to:
-An increase of $3.4 million in insurance expenses; and
-An increase of $12.4 million in personnel-related expenses;
The increase relative to prior year was driven by outsourced costs in the first half of 2024 related to the Company becoming public that are not expected to be recurring on a go-forward basis.
Depreciation and amortization
Depreciation and amortization expenses decreased by $1.3 million, or 5%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to a decrease in depreciation expense resulting from a decrease in owned aircraft through the majority of the year.
Loss (gain) on aircraft held for sale
Loss (gain) on aircraft held for sale changed by $16.7 million, or 120%, as a result of a portion of the fleet being classified as held for sale at December 31, 2024 without similar activity for the year ended December 31, 2023, and as a result of the unfavorable environment for selling aircraft for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Other income (expense)
Interest income
Interest income decreased by $0.3 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily as a result of a decrease in interest income on U.S. Treasury bills.
Gain on forgiveness of CARES Act loan
Gain on forgiveness of CARES Act Loan reflects payroll protection program forgiveness. We received $0.3 million in grant income during the year ended December 31, 2023 and did not receive any payment related to the CARES Act Loan in 2024.
Change in fair value of derivative liability
Change in fair value of derivative liability changed by $14.6 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 due to the identification and measurement of an embedded derivative related to our convertible notes in 2023. There was no comparable activity in 2024 due to the conversion of the note in the prior year.
Change in fair value of warrant liabilities
Change in fair value of warrant liabilities changed by $1.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 due to warrants first being recorded during the fourth quarter of 2023 as a result of the Merger as well as additional warrants issued in the first and third quarters of 2024.
Gain on extinguishment of debt
Gain on extinguishment of debt changed by $14.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 due to the identification of a gain upon the conversion of our Bridge Notes at closing of the Merger in 2023. There was no comparable activity in 2024.
Other expense
Other expense increased by $0.3 million, for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily as a result of a $0.6 million decrease in income related to a write-off of an aircraft deposit credit balance, partially offset by a $0.2 million decrease on realized losses related to marketable securities and a $0.1 increase in gain on lease termination.
The remaining fluctuations were not individually significant.
Liquidity and Capital Resources
Sources and Uses of Liquidity
Our principal sources of liquidity have historically consisted of financing activities, including proceeds from equity investments by Segrave Jr., notes payable, and operating activities, primarily from the increase in deferred revenue associated with prepaid flights. As of December 31, 2024 we had $31.7 million of cash and cash equivalents, $65.5 million in short-term investments in securities and $12.1 million available borrowing capacity under the term loan. As of December 31, 2024, we had $0.5 million of available borrowing capacity under the revolving line of credit. In addition, as described below, in January 2024 we entered into a senior secured note to borrow up to $25.8 million and as described below, in March 2024, we issued non-convertible redeemable Series A preferred stock that provided the Company with approximately $25.0 million of capital, and in August 2024, we issued convertible Series B preferred stock that provided the Company with approximately $25.5 million of capital. Our cash equivalents primarily consist of liquid money market funds, and our investments primarily consist of fixed-income securities including corporate bonds, government bonds, municipal issues, and U.S. treasury bills.
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
We believe that our existing cash on hand, cash generated from operations and available borrowings under our debt arrangement will enable us to secure refinancing as needed to meet our obligations as they become due within the next 12 months. If we are not able to obtain financing on favorable terms, or at all, our liquidity and business would be materially adversely impacted.
Cash Requirements
Our material cash requirements include the following contractual and other obligations:
Debt
See "Note 16 "Debt" to our financial statements included elsewhere in this Report for further information on the debt arrangements discussed below.
Short Term Notes Payable
We have entered into multiple short-term loan agreements with various lenders for the purpose of financing the purchase of aircraft. The loan agreements have varying interest rates, maturity dates, and-lender imposed restrictions.
Credit Facility (Term Loan)
In August 2018, we entered into a term loan agreement with a maximum borrowing capacity of $12.3 million. We have since entered into amended term loan agreements, which have raised the maximum borrowing capacity to $15.3 million of which we had borrowed $3.1 million as of December 31, 2024. In December 2024, we paid off a sub-note totaling $3 million.
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
Senior Secured Notes
In December 2023, we issued $15.7 million in principal amount of senior secured notes in a private offering. These notes were originally due on December 1, 2024, but the maturity date of the notes has been extended to January 1, 2027. The notes were issued with a stated rate of 14% and interest is payable monthly in arrears. At maturity, the full principal amount will be due, along with any accrued unpaid interest. The Company is using the $15.7 million to fund aircraft purchases.

Long-Term Loan Agreement
In connection with the acquisition of a new aircraft in February 2024, the Company entered into a long-term promissory note agreement with a principal amount of $4.2 million. The note bears a fixed interest rate of 7.25% and has a maturity date five years from the note agreement date.
In March 2024, the Company entered into a long-term promissory note agreement with a principal amount of $13.9 million. The note bears a fixed interest rate of 9.45% and has a maturity date ten years from the note agreement date.
In April 2024, the Company entered into an amendment of a short-term promissory note agreement, to extend the maturity date to a long-term promissory note maturing in April 2029 with a principal amount of $7.8 million. The note bears a fixed interest rate of 7.75% and has a maturity date five years from the note amendment.
In May 2024, the Company entered into a long-term promissory note agreement with a principal amount of $12.6 million. The note bears a fixed interest rate of 8.81% and has a maturity date five years from the note agreement date.
January 2024 Senior Secured Note
On January 26, 2024 (the “Effective Date”), FlyExclusive Jet Share, LLC (the “Borrower”), a wholly-owned indirect subsidiary of the Company, entered into a Senior Secured Note (the “Senior Secured Note”) with ETG FE LLC (the “Noteholder”), Kroll Agency Services, Limited, as administrative agent (the “Administrative Agent”), and Kroll Trustee Services, Limited, (the “Collateral Agent”).
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
March 2024 Non-Convertible Redeemable Preferred Stock
On March 4, 2024 (the “Effective Date” or the “Initial Issue Date”), we entered into a Securities Purchase Agreement (the “Agreement”) with EnTrust Emerald (Cayman) LP, a Cayman Islands limited partnership (the “Purchaser”), pursuant to which the Company agreed to issue and sell to the Purchaser 25,000 shares of Series A Non-Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), at a purchase price of $1,000 per share and a warrant (the “Warrant”) to purchase shares of our Class A Common Stock. The transaction closed on the Effective Date and provided the Company approximately $25.0 million of capital.
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
August 2024 Convertible Preferred Stock
On August 8, 2024 (the “Initial Closing Date”), we entered into a Securities Purchase Agreement (the “Agreement”) with EnTrust Emerald (Cayman) LP, a Cayman Islands limited partnership (“EnTrust”), and EG Sponsor LLC, a Delaware limited liability company (“EG Sponsor” and, collectively with EnTrust, the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers an aggregate of 25,510 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), and warrants (each, a “Warrant” and collectively, the “Warrants”) to purchase, in the aggregate, up to 5,000,000 shares of the Company’s Class A Common Stock. The Company issued 20,408 shares of Series B Preferred Stock and a Warrant to purchase up to 4,000,000 shares of Common Stock to EnTrust on the Initial Closing Date and received gross proceeds of approximately $20.4 million. On August 15, 2024, the Company issued the remaining 5,102 shares of Series B Preferred Stock and a Warrant to purchase up to 1,000,000 shares of Common Stock to EG Sponsor and received additional gross proceeds of approximately $5.1 million.
Leases
We have entered into various lease arrangements for vehicles, hangars, office space, and aircraft. In addition to leases of aircraft, we are obligated to pay into aircraft reserve programs.
The duration of our leases varies from two to thirty years, and the leases are generally non-cancellable operating leases. Our vehicle leases are typically month-to-month and are classified as short-term leases.
See Note 17, "Leases" to our financial statements included elsewhere in this filing for further detail of our lease arrangements.
Short-Term Expenditures
We currently anticipate that cash required for expenditures for the 12 months after the date of this Report is approximately $165.8 million, which includes accounts payable of $20.3 million, other current liabilities of $29.9 million, short-term notes payable of $12.6 million, short-term debt contractual principal payments due of $84.9 million, non-cancellable lease payments of $16.9 million and excise tax payable of $1.2 million. We plan to refinance contractual principal payments that comprise the short-term debt liability as they become due. As stated above, we have maintained a positive relationship with our debtholders and have not historically had any difficulty refinancing our debt obligations. Based on our historical experience and the fact that we have not suffered any decline in creditworthiness, we expect that our cash on hand and cash earnings will enable us to secure the necessary refinancing. The accounts payable, accrued expenses, and lease liabilities will be settled using a combination of cash generated by operations, sale of investments, and incremental borrowing activity, if necessary.
Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Item 1A, "Risk Factors — Risks Related to Our Business and Industry."
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(10,929)	$8,665
Investing activities	(7,869)	(62,031)
Financing activities	38,866	41,813
Net increase (decrease) in cash and cash equivalents	$20,068	$(11,553)
Net cash flows from operating activities
Net cash used in operating activities for the year ended December 31, 2024 was $10.9 million, resulting from our net loss of $101.5 million, $25.0 million of depreciation and amortization, $1.1 million in amortization of contract costs, $0.7 million in amortization of finance lease right-of-use assets, $1.5 million in non-cash interest expense, $21.2 million in non-cash lease expense, $2.8 million loss on aircraft held for sale, a $2.2 million provision for credit losses, a $3.6 million change in fair value of public warrant liability, $0.8 million in stock-based compensation, partially offset by a $36.6 million increase from net changes in operating assets and liabilities, $2.7 million in non-cash interest income, a $0.1 million gain on lease termination, a $0.2 million change in fair value of a private placement warrant liability, and a $2.0 million change in the fair value of a penny warrant liability. The $36.6 million increase provided from operating assets and liabilities is primarily due to a $45.8 million increase from deferred revenue and a $13.6 million increase from other non-current liabilities, partially offset by $1.9 million decrease from accounts receivable and related party receivables, $2.7 million decrease from other receivables, $0.5 million decrease in parts and supplies inventory, a $21.2 million decrease in operating lease liabilities, a $4.7 million increase from accounts payable, and a $0.8 million decrease from current liabilities.
Net cash provided by operating activities for the year ended December 31, 2023 was $8.7 million, resulting from our net loss of $54.7 million, $27.0 million of depreciation and amortization, $0.8 million in amortization of contract costs, $18.3 million in non-cash lease expense, a $20.9 million increase from net changes in operating assets and liabilities, a $14.6 million change in fair value of derivative liability, $0.9 million in stock-based compensation expense, a $0.2 million loss on investment securities, a $0.1 million change in fair value of a private placement warrant liability, a $0.2 million change in the fair value of the public warrant liability and $9.9 million from non-cash interest expense, partially offset by a $14.8 million gain on extinguishment of debt, a $13.9 million gain on the sale of property, $3.0 million in non-cash interest income and a $0.3 million gain on forgiveness of the Cares Act loan. The $20.9 million increase provided from operating assets and liabilities is primarily due to a $33.3 million increase from deferred revenue, $13.1 million increase from other non-current liabilities, $17.0 million increase from accounts receivable and related party receivables, $7.7 million increase from accounts payable, $0.5 million increase from other receivables, a $0.7 million cash inflow from parts and supplies inventory, $2.4 million increase from current liabilities and a $0.3 million increase from prepaid expenses and other current assets, partially offset by a $37.5 million decrease from customer deposits, and a $16.4 million decrease from right-of-use assets.
Net cash flows from investing activities
Net cash used in investing activities for the year ended December 31, 2024 was $7.9 million, primarily due to proceeds from the sale of property and equipment and aircraft held for sale of $50.8 million, proceeds from the sale of investments of $70.1 million, and the paydown of notes receivable of $15.2 million. Partially offsetting the increase in net cash used in investing activities were purchases of property and equipment of $56.7 million, purchases of engine overhauls of $24.5 million, purchases of investments of $61.9 million and capitalized development costs of $0.5 million.
Net cash used in investing activities for the year ended December 31, 2023 was $62.0 million, primarily due to purchases of property and equipment of $83.6 million, purchases of engine overhauls of $20.8 million, purchases of investments of $104.0 million, and capitalized development costs of $0.8 million. Partially offsetting the increase in net cash used in investing activities were proceeds from the sale of property and equipment of $42.0 million and proceeds from the sale of investments of $105.2 million.
Net cash flows from financing activities
Net cash provided by financing activities for the year ended December 31, 2024 was $38.9 million, resulting primarily from proceeds from the issuance of $71.4 million of debt to fund purchases of property and equipment and proceeds of $48.4 million from the issuance of preferred equity. Partially offsetting the increase in net cash provided by financing activities was repayment of debt of $57.7 million, principal payments of finance leases of $9.0 million, payment of debt issuance costs of $0.8 million, and net cash distributions to noncontrolling interests of $13.3 million.
Net cash provided by financing activities for the year ended December 31, 2023 was $41.8 million, resulting primarily from proceeds of $8.4 million from the Merger, proceeds of $131.8 million from debt to fund purchases of property and equipment, investments, and engine overhauls, and proceeds of $4.2 million from notes receivable to non-controlling equity interest. Partially offsetting the increase in net cash provided by financing activities were net cash distributions of $41.5 million, repayments of debt of $56.7 million, payments of deferred financing costs of $3.3 million and payments of debt issuance costs of $1.1 million.
Contractual Obligations, Commitments and Contingencies
Our principal commitments consist of contractual cash obligations under our borrowings with banks, and operating leases for certain controlled aircraft, corporate headquarters, and operational facilities, including aircraft hangars. Our obligations under our borrowing arrangements are described in Note 16, “Debt,” and for further information on our leases, see Note 17, “Leases,” and Note 23, "Commitments and Contingencies" of the accompanying consolidated financial statements included elsewhere herein.

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
Determining the transaction price may require significant judgment and is determined based on the consideration we expect to be entitled to in exchange for transferring services to the customer, excluding amounts collected on behalf of third parties such as sales taxes.
During the years ended December 31, 2024 and 2023, we earned revenue primarily from the programs below:
Jet Club Membership
Jet Club members are guaranteed access to our fleet of light, midsize, and super-midsize aircraft in exchange for a monthly fee. New members pay a deposit, up to a maximum of $500 thousand, depending on their level of membership. Membership levels are available to members which determines the daily rates a member is charged for future flights. Incidental fees are also applied against a member’s account. The initial and any subsequent deposits are non-refundable and must be used for the monthly membership fee or for future flight services. These customer deposits are included in deferred revenue on the condensed consolidated balance sheets until used by the customer. The membership services performance obligation is satisfied over time on a monthly basis. Revenue for flights and related services is recognized when such services are provided to the customer at a point in time.
Guaranteed Revenue Program
We launched a guaranteed revenue program with a single customer on November 1, 2021. Under this program, we served as an on-demand charter air carrier and guaranteed the services of a specified fleet of aircraft as directed by the customer. We required a deposit of $1,250 per reserved aircraft. These deposits were included within other non-current liabilities on the condensed consolidated balance sheets. The customer was charged hourly rates for flight services depending on aircraft type in addition to incidental fees. The customer was committed to a minimum number of flight hours per aircraft and a minimum number of aircraft. Revenue was recognized using the right-to-invoice practical expedient. The guaranteed minimum was enforceable and billable on a quarterly basis. The term of the agreement was for a minimum of 28 months, which included a drawdown period of 10 months if the agreement was terminated, which we did on June 30, 2023. See Note 23 "Commitments and Contingencies" for more information on the termination and subsequent litigation.

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
Maintenance, Repair, and Overhaul
We separately provide maintenance and repair services for aircraft owners and operators at certain facilities. MRO ground services are comprised of a single performance obligation for aircraft maintenance services such as modifications, repairs, and inspections. MRO revenue is recognized over time based on the cost of parts and supplies inventory consumed and labor hours worked for each service provided. Any billing for MRO services that exceeds revenue earned to date is included in deferred revenue on the condensed consolidated balance sheets.
Aircraft Management Services
We charge fixed monthly management fees charged to third-party aircraft owners for whom we manage aircraft.
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
Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies, and similar techniques.
The Company’s cash equivalents and investments in securities are carried at fair value in Level 1 or Level 2, determined according to the fair value hierarchy described above. The carrying values of the Company’s accounts receivable, other receivables, parts and supplies inventory, accounts payable and accrued expenses, and other current liabilities approximate their fair values due to the short-term nature of these instruments.
The Company’s convertible note, as discussed in Note 16 "Debt" contains an embedded derivative feature that was required to be bifurcated and remeasured to fair value at each reporting period based on significant inputs not observable in the market, and is classified as a Level 3 measurement according to the fair value hierarchy described above. The carrying amounts of the Company’s convertible notes approximate their fair values as the interest rates of the convertible notes are based on prevailing market rates.

See Note 5 "Fair Value Measurements" for further discussion on the Company’s assets and liabilities carried at fair value.
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
The fair value of the embedded conversion derivative feature was estimated using the Monte Carlo Simulation (“MCS”), where the value of the embedded derivative was estimated using Level 3 inputs. The MCS analysis contains inherent assumptions related to expected stock price, volatility, estimated de-SPAC date, risk-free interest rate, estimated market yield, and the probability of a successful transaction. Due to the use of significant unobservable inputs, the overall fair value measurement of the embedded derivative is classified as Level 3. If any of the assumptions used in the MCS changes significantly, the embedded derivative may differ materially from that recorded in the current period.
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
Public Warrants, Private Warrants, and Penny Warrants
As of December 31, 2024, the Company has the following warrants issued, (i) the Public Warrants initially included in the EGA units issued in EGA's initial public offering, (ii) the warrants of EGA held by EG Sponsor LLC (the “EGA Sponsor”) that were issued to the EGA Sponsor at the closing of EGA's initial public offering (the "Private Placement Warrants,"), (iii) warrants issued on March 4, 2024 in connection with the Series A Preferred Stock offering as described within Note 24 "Stockholders’ Equity / Members' Deficit and Noncontrolling Interests" (the "Series A Penny Warrants"), and (iv) warrants issued on August 8, 2024 and August 14, 2024 in connection with the Series B Preferred Stock offering as described within Note 24 "Stockholders' Equity/Members' Deficit and Noncontrolling Interests" (the "Series B Penny Warrants," together with the Series A Penny Warrants, the "Penny Warrants," and together with the Public Warrants, the Private Placement Warrants and the Series A Penny Warrants, the "Warrants").
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
The Company recorded the Series A Penny Warrants, the Public Warrants, and the Private Placement Warrants as liabilities on the consolidated balance sheets at fair value, with subsequent changes in the fair value recognized in the consolidated statements of operations and comprehensive loss at each reporting date.
Temporary Equity
The Company accounts for its common and preferred stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common and preferred stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common and preferred stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Series A Preferred Stock and Series B Preferred Stock (as defined within Note 24 "Stockholders’ Equity / Members' Deficit and Noncontrolling Interests") feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 25,000 shares of Series A Preferred Stock and 25,510 shares of Series B Preferred Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets at December 31, 2024.
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
Aircraft Sales and Aircraft Held for sale
The Company occasionally sells aircraft held for use from its fleet. The (gain) or loss from each transaction is recognized upon completion of the sale as a Loss (gain) on aircraft held for sale on the consolidated statements of operations and comprehensive loss.
Loss (gain) on aircraft held for sale consists of the (gain) or loss on aircraft previously held for use as property and equipment and subsequently elected to actively market for sale. When a decision is made to actively market for sale, depreciation is discontinued, and aircraft held for sale is recorded at the lower of carrying value and fair value less costs to sell. We presented aircraft assets held for sale at the lower of their current carrying value or their fair market value less costs to sell. The fair values are based upon observable and unobservable inputs, including market trends and conditions. The assumptions used to determine the fair value of the assets held for sale are subject to inherent uncertainty and could produce a wide range of outcomes which the Company will continue to monitor in future periods as new information becomes available. Prior to the ultimate sale of the assets, subsequent changes in the estimate of the fair value of the assets held for sale will be recorded as a (gain) or loss with a corresponding adjustment to the assets’ carrying value. Impairment is included within Loss (gain) on aircraft held for sale within the loss from operations on the Company’s consolidated statements of operations and comprehensive loss .
Recently Issued/Adopted Accounting Standards
Refer to the section titled “Recently Adopted Accounting Pronouncements” in Note 2 "Summary of Significant Accounting Policies" of the notes to consolidated financial statements included.
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
We have chosen to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of SOX, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (United States) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. We may remain an “emerging growth company” until the last day of the fiscal year following the fifth anniversary of the completion of our IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenue equals or exceeds $1.235 billion, or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an “emerging growth company” prior to the end of such five-year period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In the ordinary course of operating our business, we are exposed to market risks. Market risk represents the risk of loss that may impact our financial position or results of operations due to adverse changes in financial market prices and rates. Our principal market risks are related to interest rates and aircraft fuel costs.
Interest Rates
We are subject to market risk associated with changing interest rates on certain of our borrowings, which are variable rate debt. Interest rates applicable to our variable rate debt could potentially rise and increase the amount of interest expense incurred. Through December 31, 2024, we had not purchased any derivative instruments to protect against the effects of changes in interest rates.
As of December 31, 2024, we had $67.3 million of variable rate debt, excluding VIE debt, including current maturities. The variable rate debt balance as of December 31, 2024 excluded VIE related borrowings. A hypothetical 100-basis points increase in market interest rates for the period would have resulted in approximately $0.2 million of additional interest expense in our consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.
We also hold a portfolio of fixed income available for sale securities that are interest rate sensitive. These investments are subject to decreases in value as a result of increases in interest rates. As a result, for the year ended December 31, 2024, we had aggregate unrealized losses of $0.1 million, which is included in other comprehensive income. Should we not be able to assert our intent and ability to hold the securities until recovery, we will have to recognize losses on these investments in earnings.
Aircraft Fuel
We are subject to market risk associated with changes in the price and availability of aircraft fuel. Aircraft fuel expense for the year ended December 31, 2024 represented approximately 24% of our total cost of revenue. A hypothetical 10.0% increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $7.1 million for the year ended December 31, 2024. Through December 31, 2024, we had not purchased any derivative instruments to protect against the effects of changes in fuel, although we are somewhat protected from increases because our variable agreements allow for rate adjustments for changes in fuel prices. See Item 1A, "Risk Factors — Risks Relating to Our Business and Industry — Significant increases in fuel costs could have a material adverse effect on our business, financial condition and results of operations” for additional information.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm (PCAOB ID: 149)
To the Shareholders and the Board of Directors of flyExclusive, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of flyExclusive, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit)/members’ equity (deficit) and temporary equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Charlotte, North Carolina
March 24, 2025

Table of contents            flyExclusive, Inc.
Consolidated Balance Sheets

(in thousands, except share amounts)	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$31,694	$11,626
Accounts receivable, net	2,024	849
Other receivables	7,140	4,460
Due from related parties, current portion	2,645	1,911
Notes receivable, current portion	—	301
Parts and supplies inventory	5,658	5,142
Investments in securities	65,541	71,230
Prepaid engine overhauls, current portion	13,710	14,522
Aircraft held for sale, current portion	7,786	—
Prepaid expenses and other current assets	7,771	6,752
Total current assets	143,969	116,793
Notes receivable, non-current portion, net	3,700	21,177
Property and equipment, net	259,874	253,976
Aircraft held for sale, non-current portion	4,085	—
Operating lease right-of-use assets	68,970	84,649
Finance lease right-of-use assets	15,680	—
Intangible assets, net	1,600	2,234
Prepaid engine overhauls, non-current portion	39,408	41,531
Other non-current assets	1,004	670
Total assets	$538,290	$521,030

Table of contents            flyExclusive, Inc.
Consolidated Balance Sheets (continued)

(in thousands, except share amounts)	December 31, 2024	December 31, 2023
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) / MEMBERS' EQUITY AND TEMPORARY EQUITY
Current liabilities
Accounts payable	$20,295	$30,172
Excise tax payable	1,188	1,032
Long-term notes payable, current portion	84,883	26,471
Deferred revenue, current portion	128,905	83,914
Operating lease liabilities, current portion	15,617	17,907
Finance lease liabilities, current portion	1,282	—
Other current liabilities	29,944	28,705
Short-term notes payable	5,962	14,396
Short-term notes payable - related party	6,677	18,939
Total current liabilities	294,753	221,536
Long-term notes payable, non-current portion	104,027	166,818
Long-term notes payable - related party, non-current portion	36,895	—
Operating lease liabilities, non-current portion	54,611	68,100
Finance lease liabilities, non-current portion	5,708	—
Deferred revenue, non-current portion	20,612	10,026
Warrant liabilities	3,014	2,508
Other non-current liabilities	30,342	16,712
Total liabilities	$549,962	$485,700

Temporary equity
Redeemable noncontrolling interest	159,514	(35,525)
Series A preferred stock, par value $0.0001; 25,000 shares authorized and 25,000 shares issued and outstanding	23,799	—
Series B preferred stock, par value $0.0001; 25,510 shares authorized and 25,510 shares issued and outstanding	15,073	—
Stockholders' (deficit) / equity
Accumulated other comprehensive loss	(56)	(69)
Class A common stock; par value $0.0001; 200,000,000 and 200,000,000 shares authorized; 18,199,586 and 16,647,529 shares issued and outstanding, respectively	2	2
Class B common stock; par value $0.0001; 100,000,000 and 100,000,000 shares authorized; 59,930,000 and 59,930,000 shares issued and outstanding, respectively	6	6
Additional paid-in capital	9,618	126,978
Accumulated deficit	(244,177)	(80,456)
Total flyExclusive stockholders’ (deficit) / equity	(234,607)	46,461
Noncontrolling interests	24,549	24,394
Total stockholders’ (deficit) / equity	(210,058)	70,855
Total liabilities, temporary equity and stockholders' / members equity	$538,290	$521,030

The accompanying notes are an integral part of these consolidated financial statements.

Table of contents            flyExclusive, Inc.
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(in thousands)	2024	2023
Revenue	$327,274	$315,362
Costs and expenses
Cost of revenue	290,212	264,176
Selling, general and administrative	91,337	75,430
Depreciation and amortization	25,709	26,982
Loss (gain) on aircraft held for sale	2,795	(13,905)
Total costs and expenses	410,053	352,683
Loss from operations	(82,779)	(37,321)
Other income (expense)
Interest income	4,313	4,629
Interest expense	(21,183)	(22,223)
Gain on forgiveness of CARES Act loan	—	339
Change in fair value of derivative liability	—	(14,589)
Change in fair value of warrant liabilities	(1,467)	(334)
Gain on extinguishment of debt	—	14,843
Other expense	(338)	(82)
Total other income (expense), net	(18,675)	(17,417)
Loss before income taxes	(101,454)	(54,738)
Income tax expense (benefit)	41	—
Net loss	(101,495)	(54,738)
Less: Net income (loss) attributable to redeemable noncontrolling interests	(73,384)	1,080
Less: Net loss attributable to noncontrolling interests	(7,037)	(8,983)
Net loss attributable to flyExclusive, Inc.	(21,074)	(46,835)
Add: Series A Preferred Dividends	(3,258)	$—
Add: Series B Preferred Dividends	(1,233)	$—
Net loss attributable to common stockholders	$(25,565)	$(46,835)
Basic and Diluted Loss Per Share*	$(1.07)
Weighted Average Common Shares Outstanding (Basic & Diluted)*	23,809,490

Other comprehensive loss
Net loss attributable to flyExclusive, Inc.	$(21,074)	$(46,835)
Unrealized gains on available-for-sale debt securities	13	407
Comprehensive loss attributable to flyExclusive, Inc.	$(21,061)	$(46,428)
The accompanying notes are an integral part of these consolidated financial statements.
*Basic and diluted earnings (loss) per share has not been presented for the year ended December 31, 2023 in the consolidated statements of operations and comprehensive loss. As a result of the Merger (as defined in Note 4 "Merger"), the Company's capital structure was significantly altered. The Company determined that presenting earnings per share for periods prior to the Merger would not result in values meaningful to the users of the consolidated financial statements. See Earnings per Share in Note 2 "Summary of Significant Accounting Policies" and Note 3 "Earnings (Loss) Per Share" for further discussion.

Table of contents                        flyExclusive, Inc.
Consolidated Statements of Stockholders' Equity (Deficit) / Members' Equity (Deficit) and Temporary Equity

	Temporary Equity			Permanent Equity
(in thousands, except share data)	Redeemable noncontrolling interest	Series A Preferred stock	Series B Preferred stock	Class A Common stock		Class B Common stock		LGM Enterprises, LLC members' deficit	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total flyExclusive stockholders’ equity (deficit)	Noncontrolling Interests	Total stockholders’ equity (deficit) / members' equity
				Shares	Amount	Shares	Amount
Balances at December 31, 2022	$—	$—	$—	—	$—	—	$—	$(4,641)	$—	$(476)	$—	$(5,117)	$52,534	$47,417
Activity prior to the Merger:
Contributions from members	—	—	—	—	—	—	—	3,959	—	—	—	3,959	9,541	13,500
Distributions to members	—	—	—	—	—	—	—	(40,251)	—	—	—	(40,251)	(21,379)	(61,630)
Non-cash contributions from members	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Non-cash distributions to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Aircraft trades	—	—	—	—	—	—	—	7,319	—	—	—	7,319	(7,319)	—
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	—	—	156	—	156	—	156
Net loss, January 1, 2023 through December 27, 2023*	—	—	—	—	—	—	—	(47,134)	—	—	—	(47,134)	(8,891)	(56,025)
Effects of the Merger (see Note 4):
Merger, net of redemptions and transaction costs	(42,431)	—	—	7,027,255	1	60,000,000	6	80,748	37,452	—	(80,755)	37,452	—	37,452
Issuance of Class A common stock upon conversion of Bridge Notes	—	—	—	9,550,274	1	—	—	—	95,502	—	—	95,503	—	95,503
Redemption of LGM Common Units (triggering cancellation of Class B common stock) for Class A common stock and immediate transfer of Class A common stock to third party pursuant to Non-Redemption Agreement	—	—	—	70,000	—	(70,000)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	882	—	—	882	—	882
Equity-classified obligation to issue shares pursuant to Amended Underwriting Agreement	—	—	—	—	—	—	—	—	3,324	—	—	3,324	—	3,324
Reduction to equity resulting from equity-classified obligation to issue shares pursuant to Amended Underwriting Agreement being deemed an offering cost	—	—	—	—	—	—	—	—	(3,324)	—	—	(3,324)	—	(3,324)
Activity subsequent to the Merger:
Change in redemption value of redeemable noncontrolling interest	5,826	—	—	—	—	—	—	—	(5,826)	—	—	(5,826)	—	(5,826)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	—	—	251	—	251	—	251

Table of contents                        flyExclusive, Inc.
Consolidated Statements of Stockholders' Equity (Deficit) / Members' Equity (Deficit) and Temporary Equity (continued)

	Temporary Equity			Permanent Equity
(in thousands, except share data)	Redeemable noncontrolling interest	Series A Preferred stock	Series B Preferred stock	Class A Common stock		Class B Common stock		LGM Enterprises, LLC members' deficit	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total flyExclusive stockholders’ equity (deficit)	Noncontrolling Interests	Total stockholders’ equity (deficit) / members' equity
				Shares	Amount	Shares	Amount
Excise tax payable	—	—	—	—	—	—	—	—	(1,032)	—	—	(1,032)	—	(1,032)
Net income (loss), December 28, 2023 through December 31, 2023*	1,080	—	—	—	—	—	—	—	—	—	299	299	(92)	207
Balances at December 31, 2023	$(35,525)	$—	$—	16,647,529	$2	59,930,000	$6	$—	$126,978	$(69)	$(80,456)	$46,461	$24,394	$70,855

Issuance of Series A Preferred stock	—	20,540	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series B Preferred stock	—	—	13,526	—	—	—	—	—	10,603	—	—	10,603	—	10,603
Issuance of Class A common stock upon cashless exercise of warrants	—	—	—	974,610	—	—	—	—	4,337	—	—	4,337	—	4,337
Exchange of warrants for Class A common stock	—	—	—	277,447	—	—	—	—	371	—	—	371	—	371
Issuance of Class A common stock pursuant to Amended Underwriting Agreement	—	—	—	300,000	—	—	—	—	—	—	—	—	—	—
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	—	—	13	—	13	—	13
Contributions from non controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	6,484	6,484
Distributions to non controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(19,771)	(19,771)
Acquisitions of non controlling interests - Wordsworth	—	—	—	—	—	—	—	—	(1,129)	—	—	(1,129)	1,129	—
Acquisitions of non controlling interests - Glenn Willis	—	—	—	—	—	—	—	—	(855)	—	—	(855)	(2,563)	(3,418)
Acquisitions of non controlling interests - Honda Jet	—	—	—	—	—	—	—	—	—	—	—	—	18,969	18,969
Acquisitions of non controlling interests - Other	—	—	—	—	—	—	—	—	256	—	5	261	2,944	3,205
Accretion of Redeemable non controlling interest to redemption amount	268,423	—	—	—	—	—	—	—	(131,382)	—	(138,160)	(269,542)	—	(269,542)
Dividends payable on Series A Preferred temporary equity	—	2,097	—	—	—	—	—	—	—	—	(2,097)	(2,097)	—	(2,097)
Amortization of discount on Series A Preferred temporary equity	—	1,162	—	—	—	—	—	—	—	—	(1,162)	(1,162)	—	(1,162)
Dividends payable on Series B Preferred temporary equity	—	—	1,233	—	—	—	—	—	—	—	(1,233)	(1,233)	—	(1,233)

Table of contents                        flyExclusive, Inc.
Consolidated Statements of Stockholders' Equity (Deficit) / Members' Equity (Deficit) and Temporary Equity (continued)

	Temporary Equity			Permanent Equity
(in thousands, except share data)	Redeemable noncontrolling interest	Series A Preferred stock	Series B Preferred stock	Class A Common stock		Class B Common stock		LGM Enterprises, LLC members' deficit	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total flyExclusive stockholders’ equity (deficit)	Noncontrolling Interests	Total stockholders’ equity (deficit) / members' equity
				Shares	Amount	Shares	Amount
Amortization of discount on Series B Preferred temporary equity	—	—	314	—	—	—	—	—	(314)	—	—	(314)	—	(314)
Stock-based compensation	—	—	—	—	—	—	—	—	753	—	—	753	—	753
Net Income (loss)	(73,384)	—	—	—	—	—	—	—	—	—	(21,074)	(21,074)	(7,037)	(28,111)
Balances at December 31, 2024	$159,514	$23,799	$15,073	18,199,586	$2	59,930,000	$6	$—	$9,618	$(56)	$(244,177)	$(234,607)	$24,549	$(210,058)

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

Table of contents            flyExclusive, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(101,495)	$(54,738)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	24,966	26,982
Amortization of contract costs	1,136	827
Amortization of finance lease right-of-use assets	743	—
Non-cash interest income	(2,712)	(2,983)
Non-cash interest expense	1,477	9,949
Non-cash rent expense	21,199	18,278
Gain on lease termination	(133)	(29)
Loss (Gain) on aircraft held for sale	2,795	(13,905)
Change in fair value of derivative liability	—	14,589
Provision for credit losses	2,190	2,557
Realized losses on investment securities	59	238
Change in fair value of private placement warrant liability	(173)	130
Change in fair value of public warrant liability	3,607	204
Change in fair value of penny warrant liability	(1,967)	—
Gain on extinguishment of debt	—	(14,843)
Stock-based compensation	753	882
Gain on forgiveness of CARES Act loan	—	(339)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,175)	13,240
Due from related parties	(734)	3,714
Other receivables	(2,680)	465
Parts and supplies inventory, net	(516)	730
Prepaid expenses and other current assets	(123)	344
Operating lease liabilities	(21,166)	(16,353)
Other assets	(335)	(187)
Accounts payable	4,693	7,680
Other current liabilities	(756)	2,416
Accounts payable - related parties	—	(72)
Deferred revenue	45,788	33,338
Customer deposits	—	(37,500)
Other non-current liabilities	13,630	13,051
Net cash flows from operating activities	(10,929)	8,665
Cash flows from investing activities:
Capitalized development costs	(492)	(802)
Purchases of property and equipment	(56,666)	(83,636)
Proceeds from sales of property and equipment and aircraft held for sale	50,776	41,964
Purchases of engine overhauls	(24,508)	(20,791)

Table of contents            flyExclusive, Inc.
Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2024	2023
Finance lease direct initial costs	(385)	—
Purchases of investments	(61,878)	(103,951)
Proceeds from sale of investments	70,083	105,185
Notes receivable paydowns	15,201	—
Net cash flows from investing activities	(7,869)	(62,031)
Cash flows from financing activities:
Proceeds from Merger, net of transaction costs	—	8,350
Proceeds from issuance of debt	71,413	131,840
Repayment of debt	(57,743)	(56,660)
Payment of deferred financing costs	—	(3,261)
Payment of debt issuance costs	(849)	(1,096)
Proceeds from notes receivable noncontrolling interest	—	4,181
Cash contributions from members	—	3,959
Cash distributions to members*	—	(33,662)
Principal payments from finance leases	(9,048)	—
Cash contributions - noncontrolling interests	6,485	9,541
Cash distributions - noncontrolling interests	(19,771)	(21,379)
Proceeds from preferred temporary equity issuance, net of issuance costs	48,379	—
Net cash flows from financing activities	38,866	41,813
Net (decrease) increase in cash and cash equivalents	20,068	(11,553)
Cash and cash equivalents at beginning of period	11,626	23,179
Cash and cash equivalents at end of period	$31,694	$11,626
Supplemental disclosure of cash flow information:
Cash paid for interest	$19,706	$12,274
Non-cash investing and financing activities:
Reclassification of LGM Enterprises, LLC members' deficit to accumulated deficit in connection with the Merger	$—	$80,748
Non-cash directors and officers insurance	$2,032	$2,518
Conversion of Bridge Notes held by affiliates of EGA Sponsor into shares of flyExclusive Class A common stock in connection with the Merger	$—	$83,267
Conversion of Bridge Notes held by non-affiliates into shares of flyExclusive Class A common stock in connection with the Merger	$—	$12,236
Conversion of LGM Common Units to flyExclusive Class B Common Stock in connection with the Merger	$—	$6
Initial value of short-term notes payable - related party recognized in connection with the Merger	$—	$3,947
Initial public and private placement warrant liabilities recognized in connection with the Merger	$—	$2,248
Exchange of public warrants for flyExclusive Class A common stock	$371	$82
Issuance of penny warrants in connection with Series A Preferred Temporary Equity	$3,746	$—
Issuance of Class A common stock upon cashless exercise of warrants	$4,337	$—
Dividends payable on Series A Temporary Equity	$3,259	$—
Dividends payable on Series B Temporary Equity	$1,233	$—
Redeemable noncontrolling interest resulting from the Merger	$—	$42,431
Change in redemption value of redeemable noncontrolling interest	$268,423	$5,826
Excise tax payable	$156	$1,032
Non-cash transfer of aircraft and related debt*	$—	$6,589
Payable to underwriter as reimbursement for shares purchased on Closing Date	$—	$17
Equity-classified obligation - Amended Underwriting Agreement	$—	$3,324
Prepaid expenses assumed in connection with the Merger	$—	$70
Accounts payable assumed in connection with the Merger	$—	$1,092
Other current liabilities assumed in connection with the Merger	$—	$1,642
Non-cash impact of specific incremental costs directly attributable to the offering of securities in connection with the closing of the Merger as reduction to APIC	$—	$4,528
Transfers from prepaid engine overhaul to property and equipment	$10,764	$11,409
Change in purchases of property and equipment in accounts payable	$14,570	$930
Unrealized change in fair value of available-for-sale securities	$13	$407
ROU assets obtained in exchange for operating lease liabilities	$14,866	$48,807
ROU assets obtained in exchange for finance lease liabilities	$16,039	$—
Non-cash exchanges of aircraft ownership interests	$—	$7,319

Table of contents            flyExclusive, Inc.
Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2024	2023
Acquisitions of non-controlling interests	$20,734	$—
Non-cash aircraft sale-leaseback transactions	$—	$23,100
Transfer of fixed assets and prepaid engine overhauls to held for sale	$42,960	$—
*Cash distributions to members for the year ended December 31, 2023 excludes the non-cash distribution to members of an aircraft, net of the aircraft's related debt, of $6,589. As such, total cash and non-cash distributions to members totaled $40,429, which consist of the non-cash distributions of $6,589 plus the cash distributions of $33,662
The accompanying notes are an integral part of these consolidated financial statements.

Table of contents             flyExclusive, Inc.

Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts)
1. Organization and Operations
Nature of the Business
flyExclusive, Inc. is a holding company that has no material assets other than its ownership in LGM Enterprises, LLC ("LGM"). flyExclusive, Inc. operates and controls all of the businesses and operations of LGM and LGM's subsidiaries. flyExclusive Inc. and its predecessor for accounting purposes, LGM, are collectively referred to herein as “flyExclusive” or the “Company.” flyExclusive is a premier owner/operator of jet aircraft and aircraft sales, with a focus on private jet charter. The Company's businesses provide separate offerings such as wholesale and retail ad hoc flights, a jet club program, partnership program, fractional program, and other services as well.
As part of its plan to become a full-service and vertically integrated private aviation company, in 2021, the Company launched its maintenance, repair, and overhaul operations (“MRO”), offering maintenance, interior, and exterior refurbishment to third parties in addition to maintaining its own fleet.
On December 27, 2023 (the "Closing Date"), EG Acquisition Corp., a Delaware corporation ("EGA"), and LGM, a North Carolina limited liability company, consummated a business combination (the "Merger", see Note 4 "Merger") pursuant to the equity purchase agreement dated October 17, 2022 and subsequent amendment to the equity purchase agreement dated April 21, 2023, (collectively, the "Equity Purchase Agreement" or "EPA"). In connection with the closing of the Merger, EGA changed its name to flyExclusive, Inc. The Class A Common Stock of flyExclusive ("flyExclusive Common Stock" or the "Company's Common Stock") and the public warrants of flyExclusive (the “Public Warrants”) commenced trading on The NYSE American LLC under the symbol "FLYX" and "FLYX WS", respectively, on December 28, 2023.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).
Principles of Consolidation
The consolidated financial statements include the accounts of flyExclusive, its wholly-owned subsidiaries, all majority owned subsidiaries where the ownership is more than 50%, and the accounts of variable interest entities (“VIE”) for which flyExclusive or one of its subsidiaries is the primary beneficiary, regardless of the ownership percentage.
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
Liquidity and Going Concern
Within the years ended December 31, 2024 and 2023, the Company incurred net losses and has operated with a working capital deficit. To date, the Company has financed its operations primarily through a combination of operating cash flows, the sale of equity securities and convertible debt, proceeds from the Merger, and borrowings under loan facilities. At December 31, 2024, the Company had an accumulated deficit of $244,177 and a working capital deficit, as defined by a shortfall of current assets as compared with current liabilities, of $150,784 and $104,743 at December 31, 2024 and 2023, respectively. The Company’s net losses were $101,495 and $54,738 for the years ended December 31, 2024 and 2023, respectively. Net cash flows used in operating activities were $10,929 during the year ended December 31, 2024 and net cash flows provided by operating activities were $8,665 during the year ended December 31, 2023. A significant component of the Company’s operating losses and working capital deficit resulted from increased general and administrative costs associated with becoming a public company. The Company expects to incur operating losses in the near term as the Company advances its fleet modernization and associated cost savings initiatives.

Table of contents             flyExclusive, Inc.

As of December 31, 2024, the Company had cash and cash equivalents of $31,694. On January 26, 2024, a subsidiary of the Company entered into a Senior Secured Note (the “Note”) to support its fractional aircraft ownership program. The Note allows for borrowings of an aggregate principal amount of up to approximately $25,773, with up to $25,000 earmarked specifically to finance the acquisition or refinancing of aircraft under this program. Additionally, on March 4, 2024, the Company raised an additional $25,000 in the form of Series A Preferred Stock. On March 9, 2024, the Company entered into an amendment to the LOC Master Note to extend the maturity date to September 9, 2025. In August 2024, the Company raised an additional $25,500 in the form of Series B Preferred Stock. Effective March 7, 2025, flyExclusive entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an individual investor (the “Purchaser”), pursuant to which the Company agreed to issue and sell to the Purchaser 2,000,000 shares of the Company’s Class A common stock at a per share purchase price of $2.90, which was equal to the undiscounted market price on the date the parties agreed to pursue the transaction, resulting in gross proceeds to the Company of $5.8 million, subject to the payment of transaction expenses. Effective March 7, 2025, the Company paid down in full our outstanding LOC Master Note by liquidating certain investments in securities.
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
2. Summary of Significant Accounting Policies
Reclassification
Certain amounts presented in the Company’s previously issued financial statements have been reclassified to conform to the current period presentation. In the consolidated financial statements, the Company has made a reclassification of "Gain on sale of property and equipment" which was previously categorized within "Other Income (Expense)" to "Loss (gain) on aircraft held for sale", a component within "Loss from operations". This reclassification was made to better align with the current period’s financial statement presentation. The net loss for the year ended December 31, 2023 remains unchanged from the previously issued financial statements. This reclassification had no impact on the Company's financial position, net loss, or cash flows for any period presented.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates are based on several factors including the facts and circumstances available at the time the estimates are made, historical experience, risk of loss, general economic conditions and trends, and the assessment of the probable future outcome. Subjective and significant estimates include, but are not limited to, determinations of the useful lives and expected future cash flows of long-lived assets, including intangibles, estimates of allowances for uncollectible accounts, determination of impairment, and fair value estimates associated with asset acquisitions. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of changes, if any, are reflected in the consolidated statements of operations and comprehensive loss in the period that they are determined.
Segment Information
The Company determined its operating segment after considering the Company’s organizational structure and the information regularly reviewed and evaluated by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has determined that its CODM is its Chief Executive Officer. The CODM reviews the financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. On the basis of these factors, the Company determined that it operates and manages its business as one operating segment, charter aviation services. All ancillary and other revenue sources such as fractional ownership and MRO services are primarily to support the provision of the Company’s charter services to customers. Substantially all the Company’s long-lived assets are held in the United States, and revenue from charter aviation charter

Table of contents             flyExclusive, Inc.

services is substantially earned from flights throughout the United States. See Note 25 "Segment Information" for additional disclosures.
Public Warrants, Private Warrants and Penny Warrants
As of December 31, 2024 the Company has the following warrants issued, (i) the Public Warrants initially included in the EGA units issued in EGA's initial public offering, (ii) the warrants of EGA held by EG Sponsor LLC (the “EGA Sponsor”) that were issued to the EGA Sponsor at the closing of EGA's initial public offering (the "Private Placement Warrants,"), (iii) warrants issued on March 4, 2024 in connection with the Series A Preferred Stock offering as described within Note 24 "Stockholders’ Equity / Members' Deficit and Noncontrolling Interests" (the "Series A Penny Warrants"), and (iv) warrants issued on August 8, 2024 and August 14, 2024 in connection with the Series B Preferred Stock offering as described within Note 24 "Stockholders' Equity/Members' Deficit and Noncontrolling Interests" (the "Series B Penny Warrants," together with the Series A Penny Warrants, the "Penny Warrants," and together with the Public Warrants, the Private Placement Warrants and the Series A Penny Warrants, the "Warrants").
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
The Company recorded the Series A Penny Warrants, the Public Warrants, and the Private Placement Warrants as liabilities on the consolidated balance sheets at fair value, with subsequent changes in the fair value recognized in the consolidated statements of operations and comprehensive loss at each reporting date.
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

Table of contents             flyExclusive, Inc.

Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies, and similar techniques.
The Company’s cash equivalents and investments in securities are carried at fair value in Level 1 or Level 2, determined according to the fair value hierarchy described above (see Note 5, "Fair Value Measurements"). The carrying values of the Company’s accounts receivable, other receivables, parts and supplies inventory, assets held for sale, accounts payable and accrued expenses, and other current liabilities approximate their fair values due to the short-term nature of these instruments.
The Company’s Bridge Notes (as defined in Note 16, "Debt") contained an embedded derivative feature that was required to be bifurcated and remeasured to fair value at each reporting period based on significant inputs not observable in the market, and was classified as a Level 3 measurement according to the fair value hierarchy described above. The carrying amount of the Company’s Bridge Notes approximated its fair value as the interest rates of the Bridge Notes are based on prevailing market rates. The Bridge Notes were converted into shares of the Company's Class A Common Stock on the Closing Date causing the derivative liability on the consolidated balance sheets to be removed as of and for the year ended December 31, 2024.
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
Concentration of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, and investments. The Company places its cash and cash equivalents with multiple high credit quality U.S. financial institutions. At various times throughout the period, the Company's cash deposits with any one financial institution may exceed the amount insured by the Federal Deposit Insurance Corporation (the “FDIC”). Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company has not experienced any losses of such amounts and management believes it is not exposed to any significant credit risk on its cash and cash equivalents.
Cash and Cash Equivalents
Cash consists of bank deposits. Cash equivalents consist of highly liquid short-term investments with original maturities of three months or less at the time of purchase. As of December 31, 2024 and 2023, cash equivalents consisted of government money market funds. Cash equivalents are stated at fair value.
Receivables, Net of Allowance for Credit Losses
Accounts receivables are recorded at the invoiced or earned amount billed to the customers and are reported as net of an allowance for credit losses. Prior to adopting Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses (“ASC Topic 326”), as set forth in “Recently Adopted Accounting Pronouncements” below, the Company applied an incurred loss estimate to calculate the allowance for doubtful accounts. Under ASC Topic 326, the Company maintains an allowance for credit losses and considers the level of past-due accounts based on the contractual terms of the receivables, historical write offs, and existing economic conditions, as well as its relationships with, and the economic status of individual accounts to calculate the allowance for credit losses. The estimated credit losses charged to the allowance is recorded as "Selling, general and administrative" in the consolidated statements of operations and comprehensive loss. Accounts receivables are written off when deemed uncollectible based on individual credit evaluations and specific circumstances. As of December 31, 2024 and 2023, the Company had an allowance for credit losses of $80.
Notes receivables are recorded at amortized cost, and are reported as net of an allowance for credit losses. Under ASC Topic 326, the Company maintains an allowance for credit losses based on the difference between the fair value of the collateral associated with the note, less costs to sell the asset, and the amortized cost basis of the note. The Company recognized an allowance for credit losses of $0 and $2,558 as of December 31, 2024 and December 31, 2023, respectively.
Parts and Supplies Inventory, Net of Reserve for Excess and Obsolete Inventory
Inventories are used in operations and are generally held for internal use. Inventories are comprised of spare aircraft parts, materials, and supplies, which are valued at the lower of cost, determined on a first-in, first-out (“FIFO”) basis, or net realizable value. Cost of inventories are determined using the specific identification method. The Company determines,

Table of contents             flyExclusive, Inc.

based on the evidence that exists, whether or not it is appropriate to maintain a reserve for excess and obsolete inventory. The reserve is based on historical experience related to the disposal of inventory due to damage, physical deterioration, obsolescence, or other causes. As of December 31, 2024 and 2023, the reserve was not material. Storage costs and indirect administrative overhead costs related to inventories are expensed as incurred.
Investments in Securities
Investments in securities consist of fixed-income securities including corporate bonds, government bonds, municipal issues, and U.S. treasury bills that are classified as available-for-sale (“AFS”) pursuant to ASC Topic 320, Investments—Debt and Equity Securities (“ASC Topic 320”). The Company classifies investments available to fund current operations as current assets on its consolidated balance sheets. The Company determines the appropriate classification of its investments at the time of purchase and re-evaluates the designations annually. The Company may sell certain marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management.
ASC Topic 326 eliminated the concept of other-than-temporary impairment for securities. For securities AFS in an unrealized loss position, the Company determines whether they intend to sell or if it is more likely than not that it will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the new standard requires the security’s amortized cost basis to be written down to fair value through income with an allowance being established under ASC Topic 326. For securities AFS with unrealized losses not meeting these criteria, the Company evaluates whether any decline in fair value is due to credit loss factors. In making this assessment, the Company considers the extent of the unrealized loss, any changes to the rating of the security by rating agencies, and adverse conditions specifically related to the issuer of the security, among other factors. If this assessment indicates that a credit loss exists, impairment related to credit-related factors must be recognized as an allowance for credit losses (“ACL”) on the consolidated balance sheets with a corresponding adjustment to earnings. Impairment related to non-credit factors is recognized in other comprehensive loss. The Company evaluates AFS securities for impairment on a periodic basis.
As of December 31, 2024 and at adoption of ASC Topic 326 on January 1, 2023, there was no ACL related to debt securities AFS. Accrued interest receivable on debt securities was excluded from the estimate of credit losses.
Realized losses on investment securities were $59 and $238 for the years ended December 31, 2024 and 2023, respectively. There were 50 and 13 debt securities in an unrealized loss position as of December 31, 2024 and 2023, respectively. The fair value of these debt securities in an unrealized loss position as of December 31, 2024 and December 31, 2023, was $6,562 and $4,263, respectively. Additionally, as of December 31, 2024 and December 31, 2023, the total fair value of debt securities in an unrealized loss position greater than one year was $1,927 and $2,759, for which the total unrealized losses of these investments were $297 and $395, respectively. The Company determined that the decline in the market value of these securities was primarily attributable to current economic conditions.
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

Table of contents             flyExclusive, Inc.

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
The Company enters into contracts that contain both lease and non-lease components. A lease component represents the right to use an underlying asset and non-lease components represent the transfer of goods or services, which typically include items such as maintenance, utilities, or other operating costs. These costs are typically variable and excluded from the measurement of right-of-use assets and lease liabilities. Variable lease payments based on an index or rate are included in the measurement of the lease based on the effective rates at lease commencement. Subsequent changes in the rates or indices do not impact the right of use asset or lease liability and are recognized as a component of variable lease cost in the consolidated statements of operations and comprehensive loss.
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

Table of contents             flyExclusive, Inc.

Definite-lived intangible assets are amortized primarily on a straight-line basis, which the Company believes approximates the pattern in which the assets are utilized, over their estimated useful lives.
Impairment of Long-Lived Assets
The Company assesses the impairment of long-lived assets and intangible assets with determinable useful lives whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset may not be recoverable. When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted net future cash flows to the related asset's carrying value. If impairment exists, the asset is written down to its estimated fair value. There were no impairment losses for the years ended December 31, 2024 and 2023.
Debt Issuance Costs and Debt Discounts
The Company borrows from various lenders to finance its growth and operations. Costs incurred in connection with financings, such as loan origination fees, investment banking fees, and legal fees are classified as debt discounts if paid to the lenders and are classified as debt issuance costs if paid to the third parties. Debt discounts related to bifurcated derivatives, fees paid to the lenders, and debt issuance costs are presented as a direct deduction from the related borrowing and are amortized over the expected life of the related financing agreements using the effective interest rate method as a component of interest expense. See Note 16 "Debt" for additional disclosures.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, Derivatives and Hedging. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations and comprehensive loss.
The Company’s Bridge Notes (as defined in Note 16, "Debt") contained a conversion feature which met the definition of a derivative instrument. The Company classified the instrument as a liability on its consolidated balance sheets. The derivative liability was initially recorded at fair value upon issuance of the Bridge Notes and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the derivative liability were recognized as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss. The Company's Bridge Notes were converted into 9,550,274 shares of the Company's Class A Common Stock upon the closing of the Merger (see Note 4 "Merger" and Note 16, "Debt"). The derivative liability was remeasured as of the Closing Date of the Merger, with the change in fair value recorded within the consolidated statements of operations and comprehensive loss. Upon conversion, a gain on extinguishment was recorded within the consolidated statements of operations and comprehensive loss based on the fair value of the derivative liability and the derivative liability was removed from the consolidated balance sheets.
Noncontrolling Interest
Noncontrolling interests represent ownership interests attributable to third parties in certain consolidated subsidiaries and VIEs. Noncontrolling interests are presented as a separate component of equity on the consolidated balance sheets, consolidated statements of operations and comprehensive loss, and consolidated statements of stockholders' equity (deficit) / members' equity (deficit) and temporary equity attributed to controlling and noncontrolling interests.
Redeemable Noncontrolling Interest
In connection with the Merger (see Note 4 "Merger"), the former holders (the "Existing Equityholders") of units of ownership interest in LGM (the "LGM Common Units") retained post-Merger ownership interests in LGM as noncontrolling interests. Pursuant to the Amendment and Restated Operating Agreement, dated December 27, 2023 (the "Operating Agreement"), upon the first anniversary of the Closing Date, the Existing Equityholders may redeem all or a portion of their LGM Common Units for either (a) shares of the Company's Class A common stock (“flyExclusive Class A Common Stock” or the “Class A Common Stock”) or b) an equivalent amount of cash as determined pursuant to the Operating Agreement.
While the Company determines whether redemption settlement is for cash or shares, settlement is not considered within the sole control of the Company as the holders of the Company's Class B common stock (“flyExclusive Class B Common Stock” or the “Class B Common Stock) will designate a majority of the members of the Company's board of

Table of contents             flyExclusive, Inc.

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
Deferred Revenue
The Company manages Jet Club Memberships, Guaranteed Fleet, MRO, and Fractional Ownership programs. These programs require deposits for future flight services. Consideration received in excess of revenue earned results in deferred revenue and is recorded as a liability in the consolidated balance sheets. See Note 15 "Other Non-Current Liabilities" and Note 7 "Revenue" below for additional disclosures regarding deferred revenue related to these programs.
Revenue Recognition
Revenue is recognized when the promised services are performed and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services using the following steps: 1) identification of the contract, or contracts with a customer, 2) identification of performance obligations in the contract, 3) determination of the transaction price, 4) allocation of the transaction price to the performance obligations in the contract, and 5) recognition of revenue when or as the performance obligations are satisfied. Determining the transaction price may require significant judgment and is determined based on the consideration the Company expects to be entitled to in exchange for transferring services to the customer, excluding amounts collected on behalf of third parties such as sales taxes.
During the years ended December 31, 2024 and 2023, the Company earned revenue primarily from the programs below:
Jet Club Membership
Jet Club members are guaranteed access to the Company’s fleet of light, midsize, and super-midsize aircraft in exchange for membership fees. New members pay a deposit, up to a maximum of $500, depending on their level of membership. Membership levels determine the daily rate a member is charged for future flights. Incidental fees are also applied against members’ accounts. The initial and any subsequent deposits are non-refundable and must be used for the monthly membership fee or for future flight services. These customer deposits are included in deferred revenue on the consolidated balance sheets until used by the customer. The membership services performance obligation is satisfied over time on a monthly basis. Revenue for flights and related services is recognized when such services are provided to the customer at a point in time.
Guaranteed Revenue Program
The Company launched a Guaranteed Revenue Program with a single customer on November 1, 2021. Under this program, the Company serves as an on-demand charter air carrier and guarantees the services of a specified fleet of aircraft as directed by the customer. The term of the agreement is for a minimum of 28 months, which includes a drawdown period of 10 months if the agreement is terminated. The agreement will continue indefinitely unless terminated by either party. The Company requires a deposit of $1,250 per reserved aircraft. These deposits are included within Other non-current liabilities on the consolidated balance sheets. The customer is charged hourly rates for flight services depending on aircraft type in addition to incidental fees. The customer is committed to a minimum number of flight hours per aircraft and a minimum number of aircraft. Revenue is recognized using the right-to-invoice practical expedient. The guaranteed minimum is enforceable and billable on a quarterly basis. As a result of the termination of this program as described in Note 23 "Commitments and Contingencies" below, the Company has recognized the remaining deposits as revenue during

Table of contents             flyExclusive, Inc.

the year ended December 31, 2023, and therefore, the Guaranteed Revenue Program deposits balance was zero as of December 31, 2024. See Note 15, "Other Non-Current Liabilities."
Fractional Ownership
The fractional revenue stream involves a customer purchasing a fractional ownership interest in an aircraft for a contractual term of up to 5 years. Customers have the right to flight and membership services from a fleet of aircraft, including the aircraft they have fractionally purchased. Customers are charged for flight services as incurred based on agreed upon daily and hourly rates in addition to the upfront fractional ownership purchase price. At the end of the contractual term, the Company has the unilateral right to repurchase the fractional interest. In certain contracts, the customer can require the Company to repurchase their ownership interest after a fixed period of time but prior to the contractual termination date of the contract. The repurchase price, whether at the contractual termination date or at the specified earlier date, is calculated as follows: 1) the fair market value of the aircraft at the time of repurchase, 2) multiplied by the fractional ownership percentage, 3) less a remarketing fee. At the time of repurchase, all fractional ownership interests revert to the Company, and all rights to flight and membership services are relinquished. The Company assessed whether these repurchase agreements result in a lease contract under the scope of ASC 842 but determined that they are revenue contracts under the scope of ASC 606 since the repurchase price is lower than the original selling price, and the customer does not have a significant economic incentive to exercise the put option. Further, the fractional ownership sales are accounted for as containing a right of return and the resulting liability is included within Other non-current liabilities on the consolidated balance sheets. The consideration from the fractional ownership interest, as adjusted for any related customer right of return, is included in deferred revenue on the consolidated balance sheets and recognized over the term of the contract on a straight-line basis as the membership services are provided. Variable consideration generated from flight services is recognized in the period of performance.
Maintenance, Repair, and Overhaul
The Company separately provides maintenance, repair, and overhaul services for aircraft owners and operators at certain facilities. MRO ground services are comprised of a single performance obligation for aircraft maintenance services such as modifications, repairs, and inspections. MRO revenue is recognized over time based on the cost of parts and supplies inventory consumed and labor hours worked for each service provided. Any billing for MRO services that exceeds revenue earned to date is included in deferred revenue on the consolidated balance sheets.
Aircraft Management Services
Under the Volato Agreement, the Company provides certain aircraft management services for third-party aircraft owners. Fixed monthly management fees are charged to the third-party aircraft owners and revenue is recognized on a monthly basis.
Stock-Based Compensation
In connection with the Merger, the Board approved the flyExclusive, Inc. 2023 Equity Incentive Plan, on November 10, 2023 (the "Incentive Plan Effective Date"), at which time the plan became effective, subject to approval by the stockholders of the Company within 12 months. The plan was subsequently approved by the stockholders on December 18, 2023. The 2023 Equity Incentive Plan provides for the grant of options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units, or other rights or benefits to employees, directors, and consultants.
In connection with the Merger, the Board approved the flyExclusive, Inc. Employee Stock Purchase Plan (the “ESPP”), on November 10, 2023 (the "ESPP Effective Date"), at which time the plan became effective, subject to stockholder approval. The plan was subsequently approved by the stockholders on December 18, 2023. The ESPP provides eligible employees with a means of acquiring an equity interest in the Company through payroll deductions. The aggregate number of shares of common stock reserved for future employee purchases under the ESPP is 1,500,000 shares. The ESPP will expire on October 31, 2033, unless sooner terminated by the Board, or when all available shares have been purchased. As of December 31, 2024, no shares had been purchased by employees under the ESPP.
The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires that the cost of awards of equity instruments offered in exchange for services, be measured based on the grant-date fair value of the award. Stock-based compensation expense is recognized over the requisite service period using the straight-line method with forfeitures accounted for as they occur. See Note 20 "Stock-based Compensation" for additional information regarding stock-based compensation, the ESPP, and the 2023 Equity Incentive Plan.

Table of contents             flyExclusive, Inc.

Contract Acquisition Costs
The Company pays commissions on deposits from new and recurring Jet Club member contracts. These commissions are contract acquisition costs that are capitalized as an asset on the consolidated balance sheets as these are incremental amounts directly related to attaining contracts with customers. Capitalized sales commissions were $1,748 and $1,315 during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and December 31, 2023, contract acquisition costs of $923 and $514, respectively, were included within Prepaid expenses and other current assets and $965 and $631, respectively, were included within Other non-current assets on the consolidated balance sheets. Capitalized contract costs are periodically reviewed for impairment.
Capitalized contract costs are amortized on a straight-line basis concurrently over the same period of benefit in which the associated revenue is recognized. Amortization expense related to capitalized contract costs included in selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss was $1,136 and $827 during the years ended December 31, 2024 and 2023, respectively.
Customer Deposits Liability
The Company receives customer deposits from certain customers in connection with the Guaranteed Revenue Program. Under this program, the Company reserves a fleet of aircraft for these customers and requires the customer to make an upfront deposit of $1,250 per aircraft reserved. The Company expects to refund these deposits after each aircraft is drawn down from the fleet. Additionally, the Company receives customer deposits related to the Fractional Ownership program and is required to repurchase the ownership interests it sells in fractional ownership contracts either at the end of the contract term or if the customer exercises its right of return option. See Note 15 "Other Non-Current Liabilities" for additional disclosures regarding customer deposits from these guaranteed revenue programs and fractional ownership contracts as of December 31, 2024 and 2023.
Earnings (Loss) per Share
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
On December 27, 2023, EGA and LGM consummated the Merger pursuant to the Equity Purchase Agreement, which significantly altered the Company's capital structure. Prior to the closing of the Merger, the legal structure of LGM was a limited liability company with ownership interests consisting of members' units. Application of an exchange ratio of members' units for shares of common stock for periods prior to the Merger would not be representative of the capital structure of the Company after the Merger. As such, the Company determined that an exchange ratio should not be applied to periods before the Merger and therefore earnings (net loss) per unit for periods prior to the Merger should not be presented as it would not provide a meaningful comparison with earnings (net loss) per share for periods after the Merger. See Note 4 "Merger" for further discussion. Additionally, the Company determined that the presentation of earnings (net loss) per share for the five-day period from the Closing Date to December 31, 2023 would not be meaningful due to the shortness of this period. Therefore, earnings (net loss) per share information has not been presented for the year ended December 31, 2023. See Note 3 "Earnings (Loss) Per Share" for additional disclosures.
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

Table of contents             flyExclusive, Inc.

being realized upon settlement. Interest and penalties related to unrecognized tax benefits are recognized within income tax expense on the consolidated statements of operations and comprehensive income (loss).
Aircraft Sales and Aircraft Held for sale
The Company occasionally sells aircraft held for use from its fleet. The (gain) or loss from each transaction is recognized upon completion of the sale as a loss (gain) on aircraft held for sale on the consolidated statements of operations and comprehensive loss.
Loss (gain) on aircraft held for sale consists of the (gain) or loss on aircraft previously held for use as property and equipment and subsequently elected to actively market for sale. When a decision is made to actively market for sale, depreciation is discontinued, and aircraft held for sale is recorded at the lower of carrying value and fair value less costs to sell. We present aircraft assets held for sale at the lower of their current carrying value or their fair market value less costs to sell, including $7,786 classified within “Current assets” and $4,085 classified within "non current assets" on the Company’s consolidated balance sheets as of December 31, 2024. The fair values are based upon observable and unobservable inputs, including market trends and conditions. The assumptions used to determine the fair value of the assets held for sale are subject to inherent uncertainty and could produce a wide range of outcomes which the Company will continue to monitor in future periods as new information becomes available. Prior to the ultimate sale of the assets, subsequent changes in the estimate of the fair value of the assets held for sale will be recorded as a (gain) or loss with a corresponding adjustment to the assets’ carrying value.
As of December 31, 2024 and December 31, 2023, the Company had 3 and no aircraft classified as held for sale, respectively. The following table summarizes the Company's held for sale activity during year ended December 31, 2024:

Year Ended December 31, 2024
Aircraft held for sale as of December 31, 2023	$—
Aircraft sold	(27,327)
Aircraft reclassified to held for sale	42,960
Less: Impairment loss due to fair value adjustments	3,762
Aircraft held for sale as of December 31, 2024	$11,871

Excise Tax
In accordance with the Inflation Reduction Act of 2022, the Company records a liability for the expected excise tax obligation at the end of each reporting period. In general, the excise tax liability is calculated as 1% multiplied by the difference between the following: 1) the fair value of the repurchases/redemptions of shares during the period less 2) the fair value of share issuances during the period. The offset to excise tax liability is a reduction to retained earnings (if an entity has retained earnings as opposed to an accumulated deficit) or a reduction to additional paid-in capital in the absence of retained earnings. As the Company has an accumulated deficit as of December 31, 2024, the offset to the excise tax liability has been recorded as a reduction to additional paid-in capital in the consolidated balance sheet as of December 31, 2024.
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
Advertising Expense
The Company expenses all advertising costs when incurred. Advertising expenses were $8,707 and $6,013 during the years ended December 31, 2024 and 2023, respectively. This is included within Selling, general and administrative costs on the consolidated statements of operations and comprehensive loss.

Table of contents             flyExclusive, Inc.

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
In March 2023, the FASB issued ASU 2023-01, which amends the application of ASU 2016-02, Leases (Topic 842), related to leases with entities under common control, also referred to as common control leases. The amendments to this update require an entity to consider the useful life of leasehold improvements associated with common control leases from the perspective of the common control group and amortize the leasehold improvements over the useful life of the assets to the common control group, instead of the term of the lease. Any remaining value for the leasehold improvement at the end of the lease would be adjusted through equity. The standard is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company adopted this ASU in fiscal 2024 and it had no material impact on its consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”), which enhances the segment disclosure requirements for public entities on an annual and interim basis. Under this proposal, public entities will be required to disclose significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”) and included within each reported measure of segment profit or loss. Additionally, current annual disclosures about a reportable segment’s profit or loss and assets will be required on an interim basis. Entities will also be required to disclose information about the CODM’s title and position at the Company along with an explanation of how the CODM uses the reported measures of segment profit or loss in their assessment of segment performance and deciding whether how to allocate resources. Finally, ASU 2023-07 requires all segment disclosures for public entities, even those with a single reportable segment. The amendments in ASU 2023-07 will become effective on a retrospective basis for annual disclosures for fiscal years beginning after December 15, 2023, with interim period disclosures required effective for fiscal years beginning after December 15, 2024. Early adoption of ASU 2023-07 is permitted. See Note 25, Segment Information for the Company's disclosures for this standard.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 modifies the reporting requirements for income tax disclosures related to effective tax rates and cash income taxes paid. Pursuant to ASU 2023-09, public business entities are required to disclose certain categories in the income tax rate reconciliation, as well as additional information for reconciling items that meet a specific quantitative threshold. Additionally, ASU 2023-09 requires annual disclosures of income taxes paid for all entities, including the amount of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign jurisdictions. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU in fiscal 2024 and it had no material impact on its consolidated financial statements.
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
The following table sets forth the computation of the Company’s basic and diluted net (loss) income per share:

Table of contents             flyExclusive, Inc.

Year Ended December 31,
2024
Numerator:
Net loss	$(101,495)
Less: Net loss attributable to redeemable noncontrolling interests	(73,384)
Less: Net loss attributable to noncontrolling interests	(7,037)
Add: Series A Preferred Dividends	(3,258)
Add: Series B Preferred Dividends	(1,233)
Basic Net loss attributable to common stockholders	$(25,565)

Denominator:
Weighted Average Class A Common Stock outstanding	17,757,741
Weighted Average Class A Common Stock issuable under Series A Penny Warrants	1,051,749
Weighted Average Class A Common Stock issuable under Series B Penny Warrants	5,000,000
Weighted Average Shares Outstanding - basic and diluted	23,809,490

Basic and Diluted Earnings Loss Per Share
Basic	$(1.07)
Diluted	$(1.07)

The following table summarizes potentially dilutive outstanding securities for the year ended December 31, 2024 which were excluded from the calculation of diluted EPS, because their effect would have been anti-dilutive:

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

Table of contents             flyExclusive, Inc.

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
•In connection with the Merger, EGA, LGM, and Mr. Segrave, Jr. entered into an agreement (the “Non-Redemption Agreement”) with an unaffiliated third party pursuant to which such third party agreed not to redeem its shares of EGA Class A common stock subject to possible redemption. In exchange for agreeing not to redeem, Mr. Segrave transferred to the investor 70,000 shares of the Company’s Class A Common Stock, which were issued to Mr. Segrave upon the redemption of 70,000 LGM Common Units on the Closing Date. The redemption of 70,000 LGM Common Units immediately triggered the cancellation of 70,000 shares of flyExclusive Class B Common Stock.
•The outstanding principal balance under the Bridge Notes (as defined in Note 16, "Debt"), which, including additions to the principal balance as a result of the accumulation of paid in kind interest was $95,503 immediately prior to the closing of the Merger, was automatically converted into 9,550,274 shares of flyExclusive Class A Common Stock.
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
The Amended Underwriting Agreement changed the payment terms of the Underwriting Agreement from a payment of $7,875 to the underwriter at the closing of the Merger to a payment of $500 at the closing of the Merger and 300,000 shares of flyExclusive Class A Common Stock to be issued to the underwriter no later than five (5) days following the initial filing of a registration statement with the SEC. The Amended Underwriting Agreement includes a provision that states that if the registration statement is not deemed to be effective within sixty (60) business days of the closing of the Merger, the amount of share consideration payable to the underwriter shall increase by 50,000 shares (the "Additional Stock") of the Company's common stock per month on the first business day of each month until the registration statement is declared effective. Subsequent to December 31, 2024, the Company entered into a waiver agreement with the underwriter to waive the Additional Stock penalty if the Form S-1 is not declared effective within sixty (60) business days after the consummation of the Merger.
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
As of December 31, 2023, the registration payment arrangement to contingently issue 50,000 shares per month was classified as a contingent liability in accordance with ASC 825-20-30-5. The Company did not record a contingent liability on its consolidated balance sheet as it was not probable as of December 31, 2023 that any additional stock would have to be

Table of contents             flyExclusive, Inc.

issued, as the Company determined it was probable that the registration statement will be deemed effective within sixty (60) business days of the closing of the Merger. The contingent liability was not relevant as of December 31, 2024 due to the waiver of the Additional Stock penalty as noted above.
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
5. Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

(in thousands)	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$2,710	$—	$—	$2,710
Investments in securities	849	64,692	—	65,541
	$3,559	$64,692	$—	$68,251
Liabilities:
Warrant liability - public warrants	$454	$—	$—	$454
Warrant liability - private placement warrants	—	780	—	780
Warrant liability - Series A penny warrants	$—	$—	$1,780	$1,780
	$454	$780	$1,780	$3,014

(in thousands)	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$887	$—	$—	$887
Investments in securities	849	70,381	—	71,230
	$1,736	$70,381	$—	$72,117
Liabilities:
Warrant liability - public warrants	$1,555	$—	$—	$1,555
Warrant liability - private placement warrants	$—	$953	$—	$953
	$1,555	$953	$—	$2,508
The fair values of government money market funds have been measured on a recurring basis using Level 1 inputs, which are based on unadjusted quoted market prices within active markets. The investments in securities, including investments in fixed income securities, have been measured using quoted pricing on active markets for Level 1 investments and inputs based on alternative pricing sources and models utilizing observable market inputs for Level 2 investments.
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

Table of contents             flyExclusive, Inc.

The fair value of the Series A Penny Warrant liability as of March 4, 2024 and December 31, 2024 was determined utilizing a Monte Carlo simulation valuation method, using the following inputs and assumptions:

$ in thousands, except for Stock price, Strike price, and share amounts	March 4, 2024
Warrant Shares	1,304,907
Aggregate Value Cap	$11,250
Stock price	$15.49
Strike price	$0.01
Term (in years)	5 years
Volatility	95.0%
Risk free rate	4.2%
Dividend Rate	—%

$ in thousands, except for Stock price, Strike price, and share amounts	December 31, 2024
Warrant Shares	1,274,742
Aggregate Value Cap	$11,250
Stock price	$3.15
Strike price	$0.01
Term (in years)	4.2 years
Volatility	100.0%
Risk free rate	4.3%
Dividend Rate	—%
The following table shows the change in the fair value of the Series A Penny Warrant liability for the year ended December 31, 2024

(in thousands)	Amount
Balance as of December 31, 2023	$—
Issuance of Series A Penny Warrants	3,747
Change in fair value of Penny Warrant liability	(1,967)
Balance as of December 31, 2024	$1,780

The following table shows the change in the fair value of the derivative liability associated with the Company's Bridge Notes for the year ended December 31, 2024 and December 31, 2023:

(in thousands)	Amount
Balance as of December 31, 2022	$971
Change in fair value of derivative liability	14,589
Derecognition of derivative liability	(15,560)
Balance as of December 31, 2023	—
Change in fair value of derivative liability	—
Derecognition of derivative liability	—
Balance as of December 31, 2024	$—
There have been no changes in valuation techniques and related inputs. As of December 31, 2024 and December 31, 2023, there were no transfers between Level 1, Level 2, and Level 3.

Table of contents             flyExclusive, Inc.

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
The Company then determines whether the entities that the Company has variable interests in are VIEs. ASC Topic 810, Consolidation, defines a VIE as an entity that either (i) lacks sufficient equity to finance its activities without additional subordinated financial support from other parties; or (ii) whose equity holders, as a group, lack the characteristics of a controlling financial interest. Paint entity, SAEs with Equity, and lessor SAEs without Equity are VIEs as they met at least one of the criteria above.
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
The Company’s consolidated balance sheets include the following assets and liabilities of these VIEs:

(in thousands)	December 31, 2024	December 31, 2023
Cash	$737	$805
Property and equipment, net	61,769	69,815
Long-term notes payable, current portion	7,690	3,087
Long-term notes payable, non-current portion	29,619	37,404
The Company’s consolidated statements of operations and comprehensive loss include the following expenses of these VIEs:

	Year Ended December 31,
(in thousands)	2024	2023
Interest expense	$1,981	$2,147
Depreciation and amortization	6,049	7,519

Table of contents             flyExclusive, Inc.

The assets of the Company’s VIEs are only available to settle the obligations of these entities. Creditors of each of the VIEs have no recourse to the general credit of the Company.
While the Company has no contractual obligation to do so, it may voluntarily elect to provide the VIEs with additional direct or indirect financial support based on its business objectives. The Company provided financial contributions to the VIEs in the amount of $6,484 and $9,541 during the years ended December 31, 2024 and 2023, respectively.
7. Revenue
Disaggregation of Revenue
The following table disaggregates revenue by service type and the timing of when these services are provided to the member or customer:

	Year Ended December 31,
(in thousands)	2024	2023
Services transferred at a point in time:
Flights	$308,283	$303,299
Aircraft Management Services	1,942	—
Services transferred over time:
Memberships	4,005	5,458
MRO	7,166	4,606
Fractional ownership purchase price	5,877	1,999
	$327,274	$315,362
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
•Aircraft Management Services – Fixed monthly management fees charged to third-party aircraft owners
The following tables provide a rollforward of deferred revenue:

(in thousands)	Amount
Balance as of December 31, 2022	$60,602
Revenue recognized	(185,908)
Revenue deferred	219,246
Balance as of December 31, 2023	93,940
Revenue recognized	(249,770)
Revenue deferred	305,346
Balance as of December 31, 2024	$149,517
The increase in deferred revenue at December 31, 2024 compared to December 31, 2023 is due to increased customer billings for services relating to timing of satisfaction of the Company’s performance obligations.

Table of contents             flyExclusive, Inc.

8. Other Receivables
Other receivables consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Rebate receivables	$1,117	$871
Federal excise tax receivable	5,414	3,079
Insurance settlement in process	—	298
Income tax receivable	460	—
Other	149	212
	$7,140	$4,460
9. Parts and Supplies Inventory
Parts and supplies inventory consists primarily of aircraft parts and materials and supplies. Parts and supplies inventory, net of reserve, consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Aircraft parts	$5,101	$4,824
Materials and supplies	753	318
Less: parts and supplies inventory reserve	(196)	$—
	$5,658	$5,142
10. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Prepaid vendor expenses	$3,239	$2,520
Prepaid insurance	690	446
Prepaid directors and officers insurance	2,032	2,518
Prepaid maintenance	154	60
Prepaid non-aircraft subscriptions	407	113
MRO revenue in excess of billings	326	581
Deferred commission	923	514
	$7,771	$6,752
11. Investments in Securities
The cost and fair value of marketable securities are as follows:

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills	$55,009	$190	$—	$55,199
Municipal bonds	9,631	38	(351)	9,318
Corporate/government bonds	479	33	—	512
Other bonds	478	34	—	512
	$65,597	$295	$(351)	$65,541

Table of contents             flyExclusive, Inc.

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills	$60,801	$131	$—	$60,932
Municipal bonds	9,543	148	(404)	9,287
Corporate/government bonds	477	29	—	506
Other bonds	478	27	—	505
	$71,299	$335	$(404)	$71,230
The aggregated unrealized gain (loss) on available-for-sale debt securities in the amounts of $(56) and $(69) have been recognized in accumulated other comprehensive loss in the Company’s consolidated balance sheets as of December 31, 2024 and December 31, 2023, respectively.
12. Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31, 2024	December 31, 2023
Transportation equipment	$329,416	$311,584
Office furniture and equipment	3,216	3,131
Leasehold improvements	2,328	2,306
Construction in progress	236	147
Deposits on transportation equipment	14,165	23,923
	349,361	341,091
Less: Accumulated depreciation	(89,487)	(87,115)
Property and equipment, net	$259,874	$253,976
Depreciation expense of property and equipment for the years ended December 31, 2024 and 2023, was $23,740 and $25,833, respectively. The net carrying value of disposals of long-lived assets as of December 31, 2024 and 2023 was $23,449 and $66,986, respectively.
Interest payments on borrowings to acquire aircraft are capitalized for the month of acquisition when the aircraft’s in-service date begins following the 15th of the month. (Interest payments for the month of acquisition would be expensed if the aircraft is placed into service before the 15th of the month). Capitalized interest was zero for both periods ending December 31, 2024 and December 31, 2023 and was included as a component of construction in progress prior to the equipment’s in-service date.
13. Intangible Assets
Intangible assets, net are as follows:

	December 31, 2024
	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Life (in years)
Software - in service	$3,978	$(3,028)	$950	3
FAA certificate	650	—	650	Indefinite
Total acquired intangible assets	$4,628	$(3,028)	$1,600

Table of contents             flyExclusive, Inc.

	December 31, 2023
	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Life (in years)
Software - in service	$3,486	$(1,902)	$1,584	3
FAA certificate	650	—	650	Indefinite
Total acquired intangible assets	$4,136	$(1,902)	$2,234
Amortization of intangible assets was $1,126 and $1,004 for the years ended December 31, 2024 and 2023, respectively. The Company did not record any impairment charges related to definite-lived intangible assets for the years ended December 31, 2024 and 2023.
The following is a schedule of estimated amortization expense for the following periods:

Fiscal Year	Amount
2025	$547
2026	324
2027	79
2028	—
2029	—
Thereafter	—
$950
14. Other Current Liabilities
Other current liabilities consisted of the following:

	December 31, 2024	December 31, 2023
Accrued vendor payments	$6,528	$6,386
Accrued ERC payments	9,044	9,044
Accrued underwriter fees	—	1,500
Accrued directors and officers insurance	1,780	2,518
Accrued employee-related expenses	10,239	7,751
Accrued engine expenses	713	4
Accrued tax expenses	1,072	746
Accrued interest	472	569
Other	96	187
	$29,944	$28,705
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

Table of contents             flyExclusive, Inc.

other purposes)” due to COVID-19. The credit is taken against the Company’s share of Social Security Tax when the Company’s payroll provider files, or subsequently amends the applicable quarterly employer tax filings.
As of December 31, 2024, the Company has received ERC payments totaling $9,044. The Company’s legal counsel has issued a legal opinion that the Company, more likely than not, qualified for the ERC. However, it remains uncertain whether the Company meets the eligibility qualifications required for the ERC. Therefore, the balance was included in Other current liabilities in the consolidated balance sheets as of December 31, 2024 and December 31, 2023 since the Company may potentially be required to repay the ERC.
15. Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	December 31, 2024	December 31, 2023
Fractional ownership deposits	$30,342	$16,686
Other	—	26
	$30,342	$16,712
16. Debt
The components of the Company’s outstanding short-term notes payable consisted of the following:

	Weighted average interest rates	December 31, 2024	December 31, 2023
Short-term notes payable
Bank 2	7.8%	$5,962	$14,400
Less: Unamortized debt issuance costs		—	(4)
Total short-term notes payable		$5,962	$14,396
In June 2023, the Company entered into two loan agreements in the amounts of $8,000 and $6,400 principal. Both loans bear an interest rate of 7.75%. These loans originally had a maturity date of six months from the loan date. The maturity date of the $6,400 loan has been extended to June 2025, and that of the $8,000 loan to June 2029.
As of December 31, 2024 and December 31, 2023, unamortized debt issuance costs were $0 and $4, respectively for short-term notes payable.
During the years ended December 31, 2024 and 2023 the Company recorded $31 and $175, respectively in amortization of short-term debt issuance costs within Interest expense in the consolidated statements of operations and comprehensive loss.
Total interest expense related to short-term debt was $489 and $928 for the years ended December 31, 2024 and 2023, respectively.

Table of contents             flyExclusive, Inc.

The components of the Company’s outstanding long-term debt consisted of the following:

	Interest Rates		Amounts		Maturity Dates
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Long-term notes payable with banks for the purchase of aircrafts
Bank 1	4.0% - 7.3%	4.0% - 7.3%	$11,841	$13,589	Aug 2025 - Feb 2029	Aug 2025 - Feb 2027
Bank 2	4.0% - 7.8%	4.0% - 7.8%	12,325	13,769	Dec 2025 - Apr 2029	Dec 2025 - Jun 2028
Bank 3	2.3% + SOFR**	3.5% Fixed - 2.3% + SOFR**	1,653	7,705	Sep 2025	Jan 2024 - Oct 2026
Bank 4	n/a	2.9% + SOFR**	—	4,082	n/a	Sep 2024 - Dec 2024
Bank 5	5.3% - 6.0%*	5.3% - 6.0%	3,289	3,759	Jul 2030 - Sep 2030	Jul 2030 - Sep 2030
Bank 6	7.7%	7.7%	1,614	1,843	Jan 2030	Jan 2030
Bank 7	4.0%	4.0%	800	1,061	Sep 2027	Sep 2027
Bank 8	8.8%	n/a	12,361	—	May 2029	n/a
Long-term notes payable with financial institutions for the purchase of aircrafts
Financial Institution 1	0.25%+ Schwab Loan Rate	0.25% + Schwab Loan Rate	2,959	3,290	Dec 2027	Dec 2027
Financial Institution 2	3.6% - 7.0%	3.6% - 7.0%	7,796	8,435	Nov 2026 - May 2027	Nov 2026 - May 2027
Financial Institution 3	9.0% - 9.5%	9.0% - 9.5%	34,407	22,612	Sep 2033 - Mar 2034	Sep 2033 - Dec 2033
Credit facilities with financial institutions
Financial Institution 4	1.5% + SOFR **- 2.8% + SOFR**	1.3% + SOFR **- 2.8% + SOFR**	62,666	72,688	See disclosure below	See disclosure below
Bridge Notes	n/a	n/a	n/a	n/a	See disclosure below	See disclosure below
Other long-term debt payable
EID loan	See disclosure below	See disclosure below	122	116	See disclosure below	See disclosure below
Long-term debt from VIEs			37,310	40,491
Total Long-term notes payable			189,143	193,440
Less: Unamortized debt issuance costs and debt discount			(233)	(151)
Less: current portion			$(84,883)	$(26,471)
Long-term notes payable, non-current portion			$104,027	$166,818
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
**SOFR is defined as “Secured Overnight Financing Rate”

Table of contents             flyExclusive, Inc.

The Company through various subsidiaries (the “borrowers”) routinely enters into long-term loan agreements with various lenders for the purpose of financing purchases of aircraft. These loans usually have an initial term between 2 to 15 years and sometimes the borrowers negotiate with the lenders to extend the maturity date at the end of the initial term. The borrowers will refinance as needed to meet its obligations as they become due within the next 12 months. The Company has maintained a positive relationship with the lenders and has not historically had any difficulty refinancing these debt obligations. Based on historical experience and the fact that the Company has not suffered any decline in creditworthiness, it expects that cash on hand and cash earnings will enable it to secure the necessary refinancing. Amendments are executed at times when interest rates and terms are changed. Under these long-term loan agreements, the borrowers usually pay principal and interest payments each month, followed by a balloon payment of all unpaid principal and accrued and unpaid interest due upon maturity, and when applicable, a loan origination fee upon execution. Each note payable is collateralized by the specific aircraft financed and is guaranteed by the owners of the borrowers.
The lender may impose a restriction that the outstanding balance of the note may not exceed a percentage of the retail value of the collateral. In the event the outstanding value of the loan exceeds the percentage threshold of the collateralized aircraft, the borrowers may be required to make a payment in order to reduce the balance of the loan. Pursuant to the loan agreements, the borrowers must maintain certain debt service ratios (such as cash flow to leverage or certain EBITDA to total borrowings) specific to each lender as long as the borrowers hold outstanding loans. There are approximately thirty separate loan agreements (each loan agreement includes the initial agreement and amendments if applicable) with note payable balances outstanding included in the consolidated balance sheets as of December 31, 2024, down from approximately forty separate loan agreements as of December 31, 2023.
As of December 31, 2024 and December 31, 2023, unamortized debt issuance costs were $233 and $151 for long-term notes payable (excluding convertible note), respectively.
During the years ended December 31, 2024 and 2023, the Company recorded $130 and $98, respectively, in amortization of the long-term debt issuance costs within Interest expense in the consolidated statements of operations and comprehensive loss. Total Interest expense related to long-term debt (excluding convertible note and VIEs) was $11,587 and $9,251 for the years ended December 31, 2024 and 2023, respectively.
The table below presents the Company’s contractual principal payments (not including debt issuance costs) as of December 31, 2024 under then-outstanding long-term debt agreements in each of the next five calendar years (does not include VIE loans):

Fiscal year	Amount
2025	$77,193
2026	12,897
2027	11,948
2028	4,840
2029	21,728
Thereafter	23,227
151,833
Long-term notes payable from VIE	37,310
Debt issuance costs	(233)
Total long-term notes payable	$188,910
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

Table of contents             flyExclusive, Inc.

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
The Lender has the right to have any financed aircraft appraised during any outstanding obligations, at the Company’s sole cost and expense. In the event the loan is revealed to have a value greater than a certain percentage of the aircraft, the Company must make a mandatory repayment of the applicable loan in an amount that will reduce the loan to be less than the required percentage of the applicable appraised value. Pursuant to the term loan agreement, the Company must maintain a certain debt service coverage ratio (the ratio calculated by dividing EBITDA and sum of all loan payments), tested annually. There is also an optional prepayment clause which specifies that the Company may prepay any loans in whole or in part, and all prepayments of principal shall include interest accrued to the date of the prepayment on the principal amount being prepaid.
The Credit Facility contains clauses requiring the Company to maintain its subsidiaries' existence and to not permit any of the subsidiaries to liquidate, dissolve, change their names, or consolidate with other corporations without prior consent of the Lender. The original loan agreement states that the Company may not re-borrow any amounts repaid to the Lender. The term loan is collateralized by substantially all assets of the borrower and initially expires August 2019. The Credit Facility also contains other customary covenants, representations and events of default.
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
In December 2023, the Company entered into the Fourth Amendment of the term loan agreement which decreased maximum available borrowings of the Credit Facility to $15,250. The Company elected to utilize the SOFR-Based Rate upon execution of the amendment and continued to pay interest based on the SOFR-Based Rate as of December 31, 2024.
As of December 31, 2024 and December 31, 2023, the aggregate outstanding balances on the term loan were $3,126 and $13,148, respectively and the Company had approximately $12,124 and $2,102 additional available borrowing capacity under the term loan, respectively. As of December 31, 2024 the term loans bear maturity dates from March 2025 to April 2027.
Credit Facility (Revolving Line of Credit)
In March 2023, the Company entered into a revolving uncommitted line of credit loan (the "LOC Master Note") with a financial institution (the "Lender"). The LOC Master Note provides a line of credit of up to $60,000 and the Company may request one or more loans from time to time until the scheduled maturity date of March 9, 2024 (“LOC Master Note Maturity Date”). The loan is collateralized by the Company’s investment accounts with the financial institution.
At the Company’s option, the interest rate on term loans drawn from the LOC Master Note is equal to either the Prime-Based Rate, defined as the greater of 1.25% or the prime rate minus 1.88%, or the Daily Simple SOFR-Based Rate, defined as the greater of 1.25% or the Daily Simple SOFR plus 1.25% (“Interest Rate Option”). The Company agrees to pay accrued interest monthly on the 9th day of each month, beginning with the first of such dates to occur after the date of the first Loan, at maturity of this note, and upon payment in full, whichever is earlier or more frequent. After maturity, whether by acceleration or otherwise, interest shall be payable upon demand. The Company may prepay any principal

Table of contents             flyExclusive, Inc.

bearing interest at any Interest Rate Option in whole or in part without breakage fee, penalty, or premium; provided, however, that if a Swap Agreement with a Daily Simple SOFR-Based Rate is in effect between Lender and the Company in connection with a Loan made pursuant to this LOC Master Note, any applicable swap breakage fees, penalties, premiums, and costs will apply. There is no Swap Agreement in place as of December 31, 2024.
The LOC Master Note contains customary representations and warranties and financial and other affirmative and negative covenants and is subject to acceleration upon certain specified events of default, including failure to make timely payments, breaches of certain representations or covenants, failure to pay other material indebtedness, failure to maintain the market value of the collateral such that at all times it equals or exceeds the Minimum Liquidity Balance, and certain other events of default.
All payments shall be made in immediately available funds and shall be applied first to accrued interest and then to principal; however, if an Event of Default occurs, Lender may in its sole discretion, and in such order as it may choose, apply any payment to interest, principal and/or lawful charges and expenses then accrued.
The Company drew an initial $44,527 principal amount in March 2023, with the selected interest option of SOFR plus 1.25%. In April, September, and October 2023, the Company drew additional $3,300, $8,713 and $3,000 principal amounts, respectively, under the LOC Master Note with the selected interest option of SOFR plus 1.25%. As of December 31, 2024, the Company has an outstanding balance on the LOC Master Note of $59,540 with the selected interest option of SOFR plus 1.25%.
On March 9, 2024, the Company entered into an amendment to the LOC Master Note to extend the maturity date to September 9, 2025. The Master Note continues to provide a line of credit up to $60,000. Pursuant to the amendment, the Company elected the updated interest rate option of SOFR plus 1.50%. As of December 31, 2024, the Company has an outstanding balance of $59,540.
Debt Covenants
Financial covenants contained in the debt borrowings mandate that the Company maintains certain financial metrics, including, but not limited to, debt service coverage ratios, fixed charge cover ratios, or cash flow cover ratios. If the Company is unable to maintain the financial metric, it is a breach of the debt covenant and is considered an event of default. An event of default can result in all loans and other obligations becoming immediately due and payable, including the advance of any sums necessary to cure the event of default, allowing the lenders to seize the collateralized assets, aircraft, and the debt agreements being terminated. As of December 31, 2024 and December 31, 2023, the Company was not in compliance with certain financial covenants and obtained waiver request letters from the various lenders. Pursuant to the waiver letters, the lenders agreed to waive the financial covenants for the years ended December 31, 2024 and December 31, 2023. The aggregate balances of outstanding debt obligations for which waiver letters were received was $19,365 and $42,675 as of December 31, 2024 and December 31, 2023, respectively.
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
The Company assessed all terms and features of the Bridge Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the Bridge Notes, including the conversion, put, and call features. In consideration of the conversion provision, the Company concluded the conversion feature required bifurcation as a derivative. The fair value of the conversion feature derivative was determined based on the difference between the fair value of the Bridge Notes with the conversion option and the fair value of the Bridge Notes without the conversion option. The Company determined that the fair value of the derivative upon issuance of the Bridge Notes was $1,441 and recorded this amount as a derivative liability and the

Table of contents             flyExclusive, Inc.

offsetting amount as a debt discount as a reduction to the carrying value of the Bridge Notes on the Bridge Note's closing date of October 17, 2022.
Upon closing of the Merger, the outstanding principal balance of the Bridge Notes of $85,000 and accrued PIK interest of $10,503 were automatically converted into 9,550,274 shares of flyExclusive Class A common stock, settling the Company's repayment obligation (See Note 4, "Merger"). Immediately prior to the conversion on the Closing Date, the Company remeasured the associated derivative liability to its fair value as of the Closing Date of $0.
Upon conversion, the Company removed the associated unamortized debt issuance costs of $717 and derivative liability of $0 from the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024. For the year ended December 31, 2023, the Company recognized an unrealized gain of $(14,589) related to the change in fair value of derivative liability within other income (expense), net in the consolidated statements of operations and comprehensive loss.
As of December 31, 2024 and December 31, 2023, unamortized debt issuance costs related to the Bridge Notes was $0.
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
17. Leases
The Company’s lease arrangements generally pertain to real estate leases and aircraft. The Company leases real estate including hangars and office space under non-cancelable operating leases, ranging from two to thirty years. As of December 31, 2024 and December 31, 2023, the Company operated 34 and 42 aircraft, respectively, under non-cancelable operating leases ranging from three months to seven years for charter flight services. For the Company’s aircraft leases, in addition to the fixed lease payments for the use of the aircraft, the Company is also obligated to pay into aircraft engine reserve programs and additional variable costs which are expensed as incurred and are not included in the measurement of our leases which amounted to $15,198 and $12,689 for the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, the Company negotiated the purchase of one aircraft under existing operating leases. In October 2024, the Company entered into a non-cancellable finance lease for one aircraft.
Vehicle leases typically have month-to-month lease terms and are classified as short-term leases.

Table of contents             flyExclusive, Inc.

The following table sets forth information about the Company’s lease costs for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Operating lease cost	$21,195	$18,278
Short-term lease cost	1,685	768
Finance lease cost:
Amortization of right-of-use assets	743	—
Interest on lease liabilities	303	—
Total lease costs	$23,926	$19,046
The following table sets forth supplemental cash flow information about operating and finance leases for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
ROU assets obtained in exchange for new lease liabilities
Operating lease liabilities	$14,866	$48,807
Finance lease liabilities	$16,039	$—

Supplemental balance sheet information related to the leases is as follows:

	Year Ended December 31,
	2024	2023
Weighted-average remaining lease term – operating leases	9.09 years	8.52 years
Weighted-average discount rate – operating leases	6.87%	6.54%
Weighted-average remaining lease term – finance leases	4.83 years	0 years
Weighted-average discount rate – finance leases	8.23%	—%
The Company’s future lease payments under non-cancellable operating leases as of December 31, 2024 are as follows:

Fiscal Year	Amount
2025	$19,739
2026	17,455
2027	12,714
2028	6,451
2029	4,095
Thereafter	40,226
Total undiscounted cash flows	100,680
Less: Imputed interest	(30,452)
Present value of lease liabilities	$70,228

Table of contents             flyExclusive, Inc.

The Company’s future lease payments under finance leases as of December 31, 2024 are as follows:

Fiscal Year	Amount
2025	$1,837
2026	2,334
2027	1,890
2028	1,531
2029	788
Thereafter	—
Total undiscounted cash flows	8,380
Less: Imputed interest	(1,390)
Present value of lease liabilities	$6,990
18. Warrant Liabilities
In connection with the Merger, the Company assumed 7,066,668 EGA public warrants issued by EGA and 4,333,333 EGA private placement warrants issued by EGA which were outstanding at December 31, 2023.
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
The Company may redeem the Public Warrants:
•in whole and not in part;
•at a price of $0.01 per warrant;
•upon not less than 30 days’ prior written notice of redemption (the“30-day redemption period”) to each warrant holder; and
•if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.
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
In connection with the securities purchase agreement, on March 4, 2024 (the "Effective Date"), the Company issued to EnTrust Emerald (Cayman) LP the Series A Penny Warrants. The Series A Penny Warrants grant the holder the right to purchase shares of Common Stock in an aggregate amount equal to one and one-half (1½) percent of the outstanding Class A Common Stock on a fully diluted basis (the “Share Count Cap”), calculated in accordance with the terms of the Warrant Agreement, at an exercise price of $0.01 per share. The Series A Penny Warrants are exercisable beginning on the second anniversary of the Effective Date (as defined in the warrant agreement that governs the Series A Penny Warrants) as to 50% of the Share Count Cap and, beginning on the third anniversary, as to 100% of the Share Count Cap, in each case, in accordance with the terms of the Series A Penny Warrants. The Series A Penny Warrants expire on the fifth anniversary of the Effective Date and may not be exercised for a number of shares of Class A Common Stock having an aggregate value in excess of $11,250, calculated in accordance with the terms of the Series A Penny Warrants.

Table of contents             flyExclusive, Inc.

The Warrants are classified as derivative liabilities because they do not meet the criteria in ASC 815-40 to be considered indexed to the entity’s own stock as the warrants could be settled for an amount that is not equal to the difference between the fair value of a fixed number of the entity’s shares and a fixed monetary amount. The Warrants are measured at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded in the consolidated statements of operations and comprehensive loss as a gain or loss. (see Note 5 "Fair Value Measurements" for additional information regarding fair value).
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
During 2024, holders of Public Warrants exercised 3,283,941 warrants on a cashless basis, in accordance with the terms of the Public Warrants, resulting in an issuance of 974,610 shares of flyExclusive Class A Common Stock for the year ended December 31, 2024. As of December 31, 2024, there were 4,333,333 Private Placement Warrants and 2,519,869 Public Warrants outstanding in addition to the Penny Warrants.
For the year ended December 31, 2024, the Company remeasured the fair value of the Warrants and recorded a loss on the change in the fair value of $1,467. The loss was recorded to Other income (expense), on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024. As of December 31, 2024, and December 31, 2023, the consolidated balance sheets contained warrant liabilities of $3,014 and $2,508, respectively.
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
Investment selections consist of mutual funds. The Company’s contributions to the 401k Plan amounted to $1,393 and $1,158 for the years ended December 31, 2024 and 2023, respectively.
Health and Welfare Benefits
The Company provides health and welfare benefits to its employees, including health, life, dental, and disability insurance, among others.
20. Stock-based Compensation
2023 Equity Incentive Plan
The aggregate number of shares of common stock reserved for future issuance under the 2023 Equity Incentive Plan is 6,000,000 shares. The number of shares available for issuance under the 2023 Equity Incentive Plan will be proportionately adjusted for (i) any increase or decrease in the number of issued and outstanding shares resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the shares, or similar transaction affecting the shares, (ii) any other increase or decrease in the number of issued and outstanding shares effected without receipt of consideration by the Company, or (iii) any other transaction with respect to the Company’s Class A Common Stock including a corporate merger, consolidation, acquisition of property or stock, separation (including a spin-off or other distribution of stock or property), reorganization, liquidation (whether partial or complete), or any similar transaction; provided, however that conversion of any convertible securities of the Company will not be deemed to have been effected without receipt of consideration. The 2023 Equity Incentive Plan will continue in effect for a period of 10 years from the Incentive Plan Effective Date (which was November 10, 2023) unless sooner terminated. 4,800,000 shares were granted under the 2023 Equity Incentive Plan in the year ended December 31, 2024. No awards were granted under the 2023

Table of contents             flyExclusive, Inc.

Equity Incentive Plan in 2023. As of December 31, 2024, 1,200,000 shares of the Company's Class A Common Stock were available for future issuance under the 2023 Equity Incentive Plan. The weighted-average grant-date fair value of the grants of stock options was $1.79 per share for the options granted during the year ended December 31, 2024. The unrecognized compensation expense associated with the outstanding stock options at December 31, 2024 was $7,839. The following table provides additional information about the shares granted during 2024:

	Number of shares	Average exercise price	Average remaining contractual period in years	Aggregate intrinsic value
Balance at December 31, 2023	—	—
Granted	4,800,000	$2.78
Exercised	—	—
Forfeited and expired	—	—
Balance at December 31, 2024	4,800,000	$2.78	9.75	$1,776
Employee Stock Purchase Plan
The ESPP provides eligible employees of the Company with a convenient means of acquiring an equity interest in the Company through payroll deductions. The aggregate number of common stock reserved for future employee purchases under the ESPP is 1,500,000 shares. The number of shares available for issuance under the ESPP will be adjusted by the administrator in the event of any change affecting the number, class, or terms of the Company’s Common Stock by reason of any stock split, stock dividend, recapitalization, combination of shares, exchange of shares, or other change affecting the outstanding common stock as a class without the Company’s receipt of consideration. Unless otherwise determined by the Compensation Committee of the Board, the ESPP will be administered on the basis of sequential six-month offering periods until the ESPP is terminated: (a) the six (6) month period commencing on January 1 and ending on the following June 30, and (b) the six (6) month period commencing on July 1 and ending on the following December 31. Each person who is an eligible employee on a date of grant will be granted an option for the offering period. Such option will be for up to the whole number of shares to be determined by the lesser of (a) the number of shares obtained by dividing 12,500 by the fair market value of one share determined as of the date of grant, or (b) 50,000 shares. The purchase price per share at which a share may be acquired on a purchase date will be eighty-five percent (85%) of the lesser of: (a) the fair market value of a share on the date of grant, or (b) the fair market value of a share on the purchase date, provided, however, that the Compensation Committee of the Board may, prior to the commencement of any offering period, provide for an option price for such offering period based on a discount of less than fifteen percent (15%) of the fair market value of a share on the date of grant or the purchase date. Shares will be paid for through payroll deductions for those who elect to exercise their option for an option period. The ESPP will expire on October 31, 2033, unless sooner terminated by the Board, or the purchase of all available shares. As of December 31, 2024, no shares have been purchased by employees under the ESPP.
2023 Share Grants
On December 27, 2023 (the "Grant Date"), 73,600 shares of fully vested Class A Common Stock were granted to employees of flyExclusive as compensation for services provided. The closing stock price as of the Grant Date was utilized to determine the fair value of the grant. The Company recognized the entire fair value of $882 as stock-based compensation within selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023. The $882 was calculated as the 73,600 shares that immediately vested upon the Grant Date, which was the date of the closing of the Merger, multiplied by the Grant Date fair value per share of the Class A Common Stock of $11.98. These grants were not made under the 2023 Equity Incentive Plan.
21. Income Taxes
The Company is subject to U.S. federal, state, and local income taxes with respect to its allocable share of any taxable income or loss as well as any standalone income or loss flyExclusive, Inc. generates.
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
The Company has assessed the realizability of its net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against its deferred tax assets as of December 31, 2024, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions in which it operates. Therefore, the Company is subject to tax examination by various taxing authorities. The Company is not currently under examination, and is not aware of any issues under review that could result in significant payments, accruals, or material deviation from its tax positions. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities to the extent utilized in a future period. As of December 31, 2024, the tax years from 2021 to present generally remain open to examination by relevant taxing jurisdictions to which the Company is subject.
As of December 31, 2024, flyExclusive, Inc. held 23% of the economic interest in LGM, which is treated as a partnership for U.S. federal income tax purposes. As a partnership, LGM generally is not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income (loss) and any related tax credits are passed through to its members and included in their tax returns. flyExclusive, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of LGM.
The components of income tax expense for the year ended December 31, 2024 are as follows:

Year Ended December 31,
2024
Current
Federal	$—
State	41
Total income taxes	$41
The following table represents a reconciliation of income tax expense (benefit) at the statutory federal income tax rate to the actual income tax expense from continuing operations:

	Year Ended December 31,
	2024		2023
	Amount	Tax Rate	Amount	Tax Rate
Loss before income taxes	$(101,454)		$(54,738)
Tax expense at statutory rate	(21,305)	21.0%	(11,495)	21.0%
Increases (reductions) in taxes resulting from:
Loss attributable to redeemable noncontrolling interest	(1,478)	1.5	(225)	0.4
Change in fair value of warrant liabilities	—	—	70	(0.1)
Change in fair value of derivative liability	—	—	(955)	1.7
Change in preferred dividend	943	—	—	—
Change in prepaid expenses	(529)	—	—	—
Change in valuation allowance	(613)	0.6	952	(1.7)
Unrecognized benefit from LLC flow thru structure	21,269	(21.0)	11,667	(21.3)
State income taxes, net of federal income tax expense	41	—	—	—
Other adjustments, net	1,713	(1.7)	(14)	—
Income tax expense (benefit)	$41	0.4%	$—	—

Table of contents             flyExclusive, Inc.

The effective tax rate was 0.4% for the year ended December 31, 2024 and 0% for the year ended December 31, 2023. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the unrecognized benefit from the LLC flow thru structure as a result of a full valuation allowance against our deferred tax assets where it is more likely than not the deferred tax assets will not be realized.
Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The principal components of our net deferred tax assets were as follows:

	December 31,
	2024	2023
Deferred tax assets
Net operating loss carryforward	$2,631	$634
Interest Expense	987	558
Start Up Cost	638	679
Outside basis difference on investment in LGM Enterprises, LLC (a)	9,660	12,963
Warrant liability	443	—
Other, net	(139)	—
Total deferred tax assets	14,220	14,834
Valuation allowance	(14,220)	(14,834)
Net deferred tax assets	$—	$—
(a) The Company's deferred tax asset for the investment in partnership relates to the excess outside tax basis over financial reporting outside basis in LGM Enterprises, LLC, which is treated as a partnership for U.S. federal income tax purposes.
We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of our deferred tax assets may not be realized. In making this determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary difference, projected future taxable income and tax planning strategies. As of December 31, 2024, we concluded based on the weight of all available positive and negative evidence, that it is more likely than not that none of our deferred tax assets will be realized. Accordingly a valuation allowance of $14,220 has been established as of December 31, 2024. The full valuation allowance will remain until there is sufficient evidence to support the reversal of all or some portion of these allowances.
As of December 31, 2024, the Company had U.S federal net operating loss carryforwards ("NOL") totaling $11,553 which have no expiration dates as well as state NOL carryforwards totaling $5,855 which are generally unlimited with several exceptions with expiration dates extending through 2043.
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
Purchases from Related Parties
LGM Ventures, LLC (“LGMV”) is an entity with the same ownership structure as the Company. Carolina Air Center, LLC, Crystal Coast Aviation, LLC, and Kinston Jet Center, LLC are subsidiaries of LGMV and sellers of fuel. During the years ended December 31, 2024 and 2023, the Company purchased a total of $1,542 and $2,027 in fuel from subsidiaries of LGMV, respectively. This fuel represents approximately 2% and 3% of the Company’s total fuel purchases during the years ended December 31, 2024 and 2023, respectively.
Leases from Related Parties
Kinston Jet Center, LLC, Kinston Jet House, LLC, JS Longitude, and LGM Auto, LLC are subsidiaries of LGMV and lessors of real property, personal property, and equipment (such as trucks, trailers, and vans). During the years ended

Table of contents             flyExclusive, Inc.

December 31, 2024 and 2023, the Company incurred rent expense to subsidiaries of LGMV totaling $3,910 and $1,646, respectively. See Note 17 "Leases" for further details.
Due to Related Parties
Outstanding accounts payable to related parties for fuel and lease purchases from LGMV as of December 31, 2024 and 2023 were $(22) and $0, respectively.
Sales to Related Parties
The Company allows owners of its subsidiaries and lessor SAEs without Equity (“lessor VIEs”) to charter flights at a reduced rate. During the years ended December 31, 2024 and 2023, the Company recorded $18,209 and $22,279 in charter flight revenue from owners of subsidiaries and lessor VIEs, respectively. During the years ended December 31, 2024 and 2023, the Company recorded $104 and $80 in revenue from related parties not considered owners of subsidiaries or lessor VIEs, respectively.
Receivables from Related Parties
Short term accounts receivable from related parties are comprised of customer flight activity charges and totaled $2,645 and $1,911 as of December 31, 2024 and December 31, 2023, respectively.
Related party receivables from LGMV are $220 and $0 as of December 31, 2024 and December 31, 2023, respectively.
Notes Receivable
In the normal course of its business, the Company finances upfront third-party buyers of their SAEs and holds notes receivable from these buyers. Notes receivable is comprised of $3,700 of a related party’s purchase of 99% ownership of a consolidated subsidiary as of December 31, 2024. The prior year reported note receivable from the second related party was zeroed out to equity as of December 31, 2024 as the asset was sold during the normal course of business.
Notes receivable is comprised of $2,433 of a related party’s purchase of 99% ownership of a consolidated subsidiary and $2,404 of another related party’s purchase of 99% ownership of a consolidated subsidiary as of December 31, 2023.
Notes Payable to Related Parties - Long Term
In December 2023, the Company issued to the Sponsor $15,871 in principal amount of senior secured notes due December 2024. The notes were issued with a stated rate of 14% and interest is payable monthly in arrears. Unamortized debt issuance costs related to the senior secured notes was $0 and $879 as of December 31, 2024 and December 31, 2023, respectively. Total interest expense related to the senior secured note was $3,105 and $0 as of December 31, 2024 and December 31, 2023, respectively. The notes initially had a maturity date of December 1, 2024, that has been extended to January 1, 2027. Refer to Note 26 "Subsequent Events" for additional details.
Notes Payable to Related Parties - Short Term
On December 27, 2023, the Company entered into an additional promissory note with the EGA Sponsor, with a principal amount of $3,947 maturing on December 31, 2024. The promissory note bears an annual interest rate of 8%. Total accrued interest related to the EGA Sponsor note was $211 and $0 for the years ended December 31, 2024 and December 31, 2023, respectively. Total interest expense related to the EGA sponsor note was $316 and $0 for the years ended December 31, 2024 and December 31, 2023, respectively.
The balance of the Short-term notes payable - related party on the consolidated balance sheets was $6,677 and $18,939 as of December 31, 2024 and December 31, 2023, respectively.
Issuance of Senior Secured Note
On January 26, 2024 (the “Effective Date”), FlyExclusive Jet Share, LLC (the “Borrower”), a wholly-owned subsidiary of LGM, which is the operating company of flyExclusive, Inc. (together with LGM as guarantors; in such capacity, the “Parent Guarantors”) entered into a Senior Secured Note (the “Note”) with ETG FE LLC (a related party of the Company through its affiliation with the EGA Sponsor), as the initial holder of the Note (the “Noteholder”), Kroll Agency Services, Limited, as administrative agent (the “Administrative Agent”) and Kroll Trustee Services, Limited, (the “Collateral Agent”).
The Note covers borrowings of an aggregate principal amount of up to approximately $25,773, up to $25,000 of which is to finance the purchase or refinancing of aircraft relating to the Company’s fractional ownership program (the

Table of contents             flyExclusive, Inc.

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
The obligations of the Borrower under the Note are guaranteed by the Parent Guarantors and by the Personal Guarantor. As of December 31, 2024, the Company has drawn $25,643 under the Note. As of December 31, 2024 and December 31, 2023 unamortized debt issuance cost related to the Senior Secured Note was $518 and $0, respectively.
Total interest expense related to the Senior Secured Note was $3,393 and $0 as of December 31, 2024 and December 31, 2023, respectively.
23. Commitments and Contingencies
Legal Proceedings
flyExclusive Litigation
On June 30, 2023, Exclusive Jets, LLC (“Exclusive”), a subsidiary of the Company served Wheels Up Partners, LLC (“WUP”) a Notice of Termination of the parties’ Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021 (the “GRP Agreement”) following material breaches of the GRP Agreement by WUP, including WUP’s failure to pay outstanding amounts owed to Exclusive under the GRP Agreement. Subsequently, on July 5, 2023, WUP filed a lawsuit against Exclusive in the United States District Court for the Southern District of New York (the “Initial Lawsuit”), alleging that Exclusive breached the GRP Agreement and the implied duty of good faith and fair dealing therein by wrongfully terminating the GRP Agreement. WUP contends that Exclusive did not have a right to terminate the GRP Agreement, that the termination was thus ineffective, and instead constituted a material breach of the GRP Agreement.

Table of contents             flyExclusive, Inc.

WUP alleges this gave WUP the right to terminate the GRP Agreement, which WUP alleges it has done. WUP seeks compensatory damages in an unspecified amount and attorney’s fees and costs.
On August 23, 2023, prior to Exclusive filing a responsive pleading in the Initial Lawsuit, WUP voluntarily dismissed the Initial Lawsuit. That same day, WUP re-filed the same lawsuit against Exclusive in the Supreme Court of the State of New York, County Of New York (the “State Lawsuit”). On September 12, 2023, Exclusive removed the State Lawsuit to the Southern District of New York (the “Court”), where the lawsuit is currently pending as case number 1:23-cv-08077-VSB. On September 19, 2023, Exclusive filed a motion to dismiss for lack of personal jurisdiction or, in the alternative, motion to transfer the lawsuit to the U.S District Court for the Eastern District of North Carolina (“Motion to Dismiss”). On October 9, 2023, WUP filed a motion to remand the State Lawsuit back to state court (“Motion to Remand”) contending that the Court lacks subject matter jurisdiction because there is not complete diversity of citizenship between the parties. WUP’s Motion to Remand and Exclusive’s Motion to Dismiss are pending before the Court.
On October 31, 2024, Exclusive filed an answer denying that WUP is entitled to any of the relief sought by WUP, and also filed a Counterclaim for breach of contract against WUP seeking damages in excess of $75,000. The parties are currently engaged in settlement discussions, but no settlement has been reached as of the date of this disclosure.
Other Litigation
The Company is subject to certain claims and contingent liabilities that arise in the normal course of business. While we do not expect that the ultimate resolution of any of these pending actions will have a material effect on our consolidated results of operations, financial position, or cash flows, litigation is subject to inherent uncertainties. As such, there can be no assurance that any pending legal action, which we currently believe to be immaterial, does not become material in the future.
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
The following is a schedule by years of future repurchase contingencies under the leases as of the year ended December 31, 2024:

Fiscal Year	Amount
2025	$8,893
2026	25,618
2027	22,666
2028	5,362
2029	5,852
$68,391
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
24. Stockholders’ Equity (Deficit) / Members' Equity (Deficit) and Noncontrolling Interests
On December 27, 2023, in connection with the closing of the Merger, the Company entered into the Second Amended and Restated Certificate of Incorporation (the "Charter"). The total number of shares of all classes of stock the Company is authorized to issue pursuant to the Charter is 325,000,000 shares, consisting of the following:

Table of contents             flyExclusive, Inc.

Preferred Stock
The Company is authorized to issue 25,000,000 shares of preferred stock at a par value of $0.0001 per share. As of December 31, 2024 there were 50,510 shares of preferred stock issued and outstanding, consisting of 25,000 shares of Series A preferred and 25,510 shares of Series B preferred.
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
We have recorded both an accretion of dividends payable of $2,097 on Series A Preferred Stock, which equates to $83.88 per share, as well as amortization of discount of $1,162 for the year ended December 31, 2024. These amounts are recorded as an accretion to temporary equity and a reduction in the accumulated deficit within the consolidated statements of stockholders' equity (deficit) / members' equity (deficit) and temporary equity.
With respect to (a) payment of dividends, (b) distribution of assets, and (c) all other liquidation, winding up, dissolution, dividend and redemption rights, the Series A Preferred Stock shall rank senior in priority of payment to all Junior Stock (as defined in the Series A Certificate of Designation) in any liquidation, dissolution, winding up, or distribution of the Company, and junior to any existing or future secured or unsecured debt and other liabilities (including trade payables) of the Company and any Senior Stock (as defined in the Series A Certificate of Designation).
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
The Series A Preferred Stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 25,000 shares of Series A Preferred Stock subject to

Table of contents             flyExclusive, Inc.

possible redemption are presented within temporary equity on the consolidated statements of stockholders' equity (deficit) / members' equity (deficit) and temporary equity.
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
With respect to (a) payment of dividends, (b) distribution of assets, and (c) all other liquidation, winding up, dissolution, dividend, and redemption rights, Series B Preferred Stock shall rank senior in priority of payment to all Junior Stock (as defined in the Series B Certificate of Designation) in any liquidation, dissolution, winding up or distribution of the Company, on a parity with the Parity Stock (as defined in the Series B Certificate of Designation), and junior to any existing or future secured or unsecured debt and other liabilities (including trade payables) of the Company and any Senior Stock (as defined in the Series B Certificate of Designation).

Table of contents             flyExclusive, Inc.

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
Class A Common Stock
The Company is authorized to issue 200,000,000 shares of Class A Common Stock at a par value of $0.0001 per share. As of December 31, 2024, there were 18,199,586 shares of Class A Common Stock issued and outstanding.
Class B Common Stock
The Company is authorized to issue 100,000,000 shares of Class B Common Stock at a par value of $0.0001 per share. As of December 31, 2024, there were 59,930,000 shares of Class B Common Stock issued and outstanding. The holders of the Class B Common Stock hold an equal number of LGM Common Units. Beginning on the first anniversary of the Closing Date, the LGM Common Units may be redeemed for either one share of Class A Common Stock or cash, at the election of the Board. For each LGM Common Unit that is redeemed, one Class B Common Stock will be automatically cancelled.
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
Treasury Stock
On December 26, 2023, the underwriter purchased 75,000 shares of EGA Class A common stock on behalf of the Company. The shares were purchased by the underwriter from a public stockholder that elected to reverse its redemption of 75,000 shares of EGA Class A common stock. The shares were purchased for a total purchase price of $818 ($10.90 per share) and the underwriter received reimbursement of $800 from EGA’s Trust Account on December 27, 2023, as well as reimbursement for the remaining $18 from the Company on January 2, 2024. Simultaneously with the closing of the

Table of contents             flyExclusive, Inc.

Merger, the 75,000 shares of EGA Class A common stock were automatically exchanged for shares of non-redeemable flyExclusive, Inc. Class A Common Stock and 73,600 shares (out of the above-mentioned 75,000 shares) were granted to employees of the Company as compensation for services provided (the grant date for the 73,600 shares was determined to be December 27, 2023). The shares of flyExclusive Class A Common Stock were fully vested upon grant. As of December 31, 2023, all 75,000 shares were still legally considered to be owned by the underwriter. On January 2, 2024, the 75,000 shares were transferred from the underwriter to the Company, at which time the Company became the owner of record. On January 9, 2024, 73,600 shares were transferred from flyExclusive, Inc.’s ownership to the employee grantees and these 73,600 shares all had flyExclusive employees listed as the owners of record. The 1,400 shares of Class A Common Stock not issued to employees were still held by the Company and classified as treasury stock as of December 31, 2024.
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
Noncontrolling Interest
The Company held a controlling interest in several entities that are not wholly-owned as described above (see Note 6, "Variable Interest Entities") and net income or net loss of such entities is allocated on a straight percentage basis based on the given terms of each entity’s operating agreement (see percentage below). Net loss attributable to noncontrolling interests for the years ended December 31, 2024 and 2023 was $7,037 and $8,983, respectively.
As of December 31, 2024, the noncontrolling interests in the Company’s consolidated entities are comprised of the following (11 entities):

Entities - Major Owner	Noncontrolling Interest	Company Ownership	Total
Entities 1-3	99%	1%	100%
Entity 4	95%	5%	100%
Entity 5	92%	8%	100%
Entity 6	78%	23%	101%
Entity 7	75%	25%	100%
Entity 8	70%	30%	100%
Entity 9	68%	32%	100%
Entity 10	67%	33%	100%
Entity 11	52%	48%	100%
Throughout the year the Company entered into agreements with the noncontrolling interests of certain controlled and consolidated aircraft leasing entities to exchange ownership interests involving eleven aircraft and their related entities. The purpose of the transactions was to give the Company 100% ownership of certain aircraft. These transfers are accounted for as equity transactions and no gain or loss was recognized during the year ended December 31, 2024. These transfers are included within exchanges of aircraft ownership interests on the consolidated statements of stockholders' equity (deficit) / members' equity (deficit) and temporary equity. The carrying amounts of the assets and liabilities of the consolidated aircraft leasing entities are not changed. The carrying amounts of the noncontrolling interests are adjusted to reflect the change in the ownership interests of each consolidated aircraft leasing entity.

Table of contents             flyExclusive, Inc.

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
Redeemable Noncontrolling Interest
The redeemable noncontrolling interest relates to the 59,930,000 LGM Common Units held by the Class B Common Stockholders. On the Closing Date of the Merger (Refer to Note 4 "Merger"), the redeemable noncontrolling interest was established and calculated as the product of its ownership percentage in the Company on the Closing Date, or 78.3%, and the carrying value of the LGM net liabilities immediately prior to the Closing Date. This resulted in a negative initial carrying value of $35,525 at December 31, 2023, presented within temporary equity on the consolidated statements of stockholders' equity (deficit) / members' equity (deficit) and temporary equity.
The redeemable noncontrolling interest is not redeemable until the one year anniversary date of the Closing Date, or December 27, 2024; however, as of its establishment on the Closing Date it was probable of becoming redeemable as its potential future redemption was only dependent upon the passage of time. Therefore, the subsequent measurement of the redeemable noncontrolling interest at each reporting date is determined as the higher of (1) the initial carrying value, increased or decreased for the redeemable noncontrolling interest's share of net income or loss, or (2) the redemption value. In determining the measurement method of redemption value, the Company elected to accrete changes in the redemption value over the period from the date of issuance (the Closing Date) to the earliest redemption date (December 27, 2024) of the instrument using the interest method. Changes in the redemption value are considered to be changes in accounting estimates
As of December 31, 2024 and December 31, 2023, the Company held a 23% and 22% common interest in LGM Units, respectively. The Company is considered the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 23% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership.
The net income (loss) attributable to the redeemable noncontrolling interest for the years ended December 31, 2024 and December 31, 2023 was $(73,384) and $1,080, respectively.
Changes in the carrying value of the redeemable noncontrolling interest for the period from January 1, 2024 through December 31, 2024 were as follows:

Balance as of December 27, 2023	$(42,431)
Net income attributable to redeemable noncontrolling interest	1,080
Change in redemption value of redeemable noncontrolling interest	5,826
Balance as of December 31, 2023	$(35,525)
Net loss attributable to redeemable noncontrolling interest	(73,384)
Change in redemption value of redeemable noncontrolling interest	268,423
Balance as of December 31, 2024	$159,514
25. Segment Information

Table of contents             flyExclusive, Inc.

The Company has one reportable segment, private aviation services, managed on a consolidated basis by the Chief Executive Officer (CEO) who is the chief operating decision maker (“CODM”). The private aviation services segment provides charters, aircraft partnerships, jet club memberships, fractional ownership shares, MRO and aircraft management services. The Company derives revenue primarily in North America and manages the business activities on a consolidated basis.
The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker assesses performance and decides how to allocate resources based on net loss that is also reported on the income statement as consolidated net loss. The measure of segment assets is reported on the balance sheet as consolidated total assets.
The CODM allocates resources and evaluates performance based on net loss, which is the Company’s measure of segment profit or loss. The CODM considers budget to actual and year-over-year variances for net loss when making decisions about how to utilize the company’s resources.
The components of segment profit or loss were as follows:

	Year Ended December 31,
	2024	2023
Total Revenue	$327,274	$315,362
Less:
Cost of revenue	290,212	264,176
Selling, general and administrative	91,337	75,430
Depreciation and amortization	25,709	26,982
Loss (gain) on aircraft held for sale	2,795	(13,905)
Other[a]	18,675	17,417
Net Loss	$(101,454)	$(54,738)
a: Includes all items within other income (expense) on the consolidated statements of operations and comprehensive      loss.
26. Subsequent Events

On February 13, 2025, flyExclusive entered into an Agreement and Plan of Merger and Reorganization, as may be amended from time to time (the “Merger Agreement”), by and among flyExclusive, FlyX Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of flyExclusive (“Merger Sub”), Jet.AI Inc., a Delaware corporation (“Jet.AI”), and Jet.AI SpinCo, Inc., a Delaware corporation, and a wholly owned subsidiary of Jet.AI (“SpinCo”), pursuant to which (i) as a condition to closing the transaction, Jet.AI will distribute all of the shares of SpinCo, on a pro rata basis, to the stockholders of Jet.AI (the “Distribution”) and (ii) the Merger Sub will merge with and into SpinCo (the “Merger” and, together with the Distribution and all other transactions contemplated under the Merger Agreement, the “Transactions”) with SpinCo surviving the Merger as a wholly owned subsidiary of flyExclusive.

The Merger will become effective at the time the Certificate of Merger has been duly filed with the Secretary of State of the State of Delaware or such other date and time as is agreed upon by Jet.AI and flyExclusive and specified in the Certificate of Merger in accordance with the General Corporation Law of the State of Delaware (“DGCL”) (such date, the “Closing Date”, and such time, the “Effective Time”). At the Effective Time, the holders of common stock of SpinCo, $0.001 par value per share (“SpinCo common stock”), will have their SpinCo common stock converted on a pro rata basis into the right to receive shares (the “Merger Shares”) of Class A common stock of flyExclusive, based on the exchange ratio which will be calculated at the closing of the Merger and will be the quotient of the “Merger Consideration Shares” (as defined in the Merger Agreement) divided by the total outstanding shares of SpinCo common stock.

The Company has filed an initial Form S-4 related to the Merger Agreement with the Securities and Exchange Commission, and anticipates that the transaction will close and receive regulatory approval during 2025.

Effective March 7, 2025, flyExclusive entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an individual investor (the “Purchaser”), pursuant to which the Company agreed to issue and sell to the Purchaser

Table of contents             flyExclusive, Inc.

2,000,000 shares of the Company’s Class A common stock at a per share purchase price of $2.90, which was equal to the undiscounted market price on the date the parties agreed to pursue the transaction, resulting in gross proceeds to the Company of $5.8 million, subject to the payment of transaction expenses. The transaction simultaneously closed on March 7, 2025.

Effective March 7, 2025, the Company paid down in full our outstanding LOC Master Note by liquidating certain investments in securities.

On March 21, 2025, LGM, JetShare, ETG and the Administrative Agent entered into the Second Amendment to Senior Secured Note (the “Second Amendment”) to, effective as of December 31, 2024 among other things, (i) extend the maturity date of the note issued in December 2023, from December 31, 2024 to January 1, 2027, (ii) increase the Back End Fee (as defined in the Senior Secured Note) payable to the Administrative Agent when payment in full occurs to 3.00% of the initial Outstanding Principal Amount (as defined in the Senior Secured Note), and (iii) added an affirmative covenant whereby LGM is to provide the Noteholders after the end of each calendar quarter, a certificate of the Borrower calculating the LTV Ratio as at the end of such calendar quarter, and if the LTV Ratio exceeds 85%, then the Borrower must, on such date, pay to the Administrative Agent the amount required such that the LTV Ratio is equal to or less than 85%. The LTV Ratio is the ratio of (a) the outstanding principal amount after application of any mandatory prepayments required to be made pursuant the terms of the Senior Secured Note to (b) the sum of the then current retail value of the aircraft owned in whole or fractionally by Jetshare at such time of determination, multiplied in the case of fractional ownership in an aircraft by the ownership percentage retained by Jetshare in such aircraft at such time of determination. The Second Amendment also includes a limited waiver of any Default or Event of Default arising from the LGM or Jetshare’s failure to pay when due and/or the continuing failure to pay. All other terms of the note remain unchanged.

On March 21, 2025, the Company and EGA Sponsor entered into a Securities Purchase Agreement whereby they cancelled the EGA Sponsor Note in exchange for 4,227 shares of the Company's Series B Preferred Stock and warrants to purchase up to 1,268,100 shares of the Company's Class A common stock, $0.0001 par value per share. The number of shares of Series B Preferred Stock was determined by dividing the principal and accrued interest outstanding under the December 2023 Promissory Note by $1,000. There was approximately $4,227 in principal and accrued interest outstanding under the EGA Sponsor Note, which resulted in the issuance of 4,227 shares of Series B Preferred Stock. The warrants have an exercise price of $0.01 per share and are exercisable until the fifth anniversary of their issuance. The shares and warrants were issued in a private placement pursuant to Section 4(a)(2) of the Securities Act. In connection with the transaction, the Company amended the Certificate of Designation of the Series B Preferred Stock to increase the authorized number of shares of Series B Preferred Stock from 25,510 shares to 29,737 shares.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on their evaluation, management concluded that, at the end of the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in the Company’s internal control over financial reporting as described below.
Nevertheless, based on the performance of additional procedures by management designed to ensure reliability of financial reporting, management has concluded that, notwithstanding the material weaknesses described below, the financial statements, and other financial information included in this report, fairly present, in all material respects, the financial condition, results of operations, and cash flows of the Company as of the dates, and for the periods presented, in conformity with U.S. GAAP.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers (who are our Chief Executive Officer and Chief Financial Officer) and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting might not prevent or detect misstatements.
Management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that during the periods presented in the consolidated financial statements at and as of December 31, 2024, our internal control over financial reporting was not effective.
Material Weaknesses
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, and continuing to exist for the year ended December 31, 2024, management identified the following material weaknesses in our internal control over financial reporting:
•The Company did not design and maintain formal accounting policies, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting, and disclosures, including controls over the preparation and review of account reconciliations and journal entries.
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
Remediation Plan
The Company continues to work to strengthen its internal control over financial reporting and is committed to maintaining a strong internal control environment and remediating the material weaknesses described above. In the year ended December 31, 2024, the Company made significant progress in executing the remediation plan. The Company implemented process and control improvements company-wide to address the underlying causes associated with the above-mentioned material weaknesses in the overall control environment. These remediation efforts will continue into fiscal year 2025. The Company’s internal control remediation efforts include the following:
•We hired a Director of Internal Audit to lead the newly formed Internal Audit function, which includes oversight of the Company’s SOX compliance efforts, providing focus for implementation of process, and control improvements and remediation of the material weaknesses.
•We have significantly enhanced our existing accounting and finance functions with the hiring of additional internal resources with the requisite background and knowledge of the application of GAAP, financial reporting, SEC reporting, and internal controls, including an Accounting Manager, Senior SEC Accountant, SEC Reporting Senior, Accounts Receivable and Revenue Controller, Accounts Payable and Expense Manager, and MRO Finance Controller, among other accounting and reporting resources hired.
•We completed a review of the organizational structure of the finance and IT functions and implemented changes to address segregation of duties and clarify roles and responsibilities.
•We engaged external experts to complement internal resources and to provide support related to more complex applications of GAAP, financial reporting, and IT matters. We will continue to utilize outside resources, as necessary, in fiscal year 2025 to supplement our internal team.
•We strengthened our finance leadership team with the hiring of a new Chief Financial Officer in the third quarter of 2024, providing enhanced expertise in fundraising, innovative capital structuring, accounting, finance, and compliance. Additionally, the former Senior Vice President of Finance was promoted to the newly created Chief Accounting Officer position in the second quarter of 2024.
•We enhanced the execution of our risk assessment activities by evaluating whether the design of our internal controls appropriately addresses changes in the business (including changes to people, processes, and systems) that could impact our system of internal controls, among other risk considerations.
•We are in the process of assessing our current processes, policies and procedures for all business cycles to identify opportunities to enhance the design and effectiveness of processes supporting internal control over financial reporting. This includes ongoing efforts to design and implement effective financial controls and maintain sufficient controls documentation such as risk and control matrices and process flowcharts to support the Company’s control framework.
•We hired a Senior Vice President of Technology in the third fiscal quarter of 2024 to lead the Company’s IT function.
•We designed and implemented ITGCs over key systems relevant to financial reporting, including development of an IT risk and controls matrix and the mapping of IT controls to key systems. Implementation of these controls included the review of privileged access and segregation of duties, performance of IT security audits for all key systems, development of a change management process, and implementation of a periodic access review process, among other ITGC enhancements.
•We formalized documentation of certain policies throughout the year, including our IT standard operating procedures.
•We implemented a quarterly SOX controls certification process and other monitoring protocols to support the Company's internal control self-assessment process and regularly assess whether there are any significant changes in internal controls that could impact financial reporting.
•We enhanced our process in accounting for and documenting our positions related to accounting policies and complex accounting transactions and topics throughout the year.
•We strengthened our executive leadership team with the hiring of a new Chief Operating Officer and the transition of our former Chief Operating Officer to a newly created Chief Commercial Officer role in the third fiscal quarter of 2024, which positions the Company for the next phase of growth.
In addition to implementing and refining the above activities, we expect to engage in additional activities in fiscal year 2025 including:
•We will continue to evaluate the realignment of existing personnel and the addition of both internal and external resources to strengthen management’s review and documentation over internal control over financial reporting. As needed, we intend to hire qualified resources with the requisite background and knowledge to assist with accounting and financial reporting.
•We will continue to assess the specific training needs for newly hired and existing personnel and intend to deliver additional training programs designed to uphold our internal control standards.
•We will continue to review our current processes, procedures and systems to identify opportunities to enhance the design of our financial reporting controls and ITGCs.
•We will continue to evaluate and enhance our cybersecurity and IT security practices, including privileged access and segregation of duties considerations.
•We will develop protocols to validate the operating effectiveness of certain controls over financial reporting to gain assurance that such controls are present and functioning as designed.
•We will continue to report regularly to the audit committee on the progress and results of the remediation plan, including the identification, status, and resolution of internal control material weaknesses and deficiencies.
The Company believes these actions will be effective in remediating the material weaknesses described above. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may take additional measures to address the material weaknesses or modify the remediation plan described above. Until the remediation actions set forth above are fully implemented and operating for a sufficient period of time, the material weaknesses described above will continue to exist.
Changes in Internal Control Over Financial Reporting
Except for the remediation efforts described above, management determined that, as of December 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Insider Trading Arrangements - During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).
Senior Secured Note Extension - On March 21, 2025, LGM, JetShare, ETG and the Administrative Agent entered into the Second Amendment to Senior Secured Note (the “Second Amendment”) to, effective as of December 31, 2024, among other things, (i) extend the maturity date of the note issued in December 2023, from December 31, 2024 to January 1, 2027, (ii) increase the Back End Fee (as defined in the Senior Secured Note) payable to the Administrative Agent when payment in full occurs to 3.00% of the initial Outstanding Principal Amount (as defined in the Senior Secured Note), and

(iii) added an affirmative covenant whereby LGM is to provide the Noteholders after the end of each calendar quarter, a certificate of the Borrower calculating the LTV Ratio as at the end of such calendar quarter, and if the LTV Ratio exceeds 85%, then the Borrower must, on such date, pay to the Administrative Agent the amount required such that the LTV Ratio is equal to or less than 85%. The LTV Ratio is the ratio of (a) the outstanding principal amount after application of any mandatory prepayments required to be made pursuant the terms of the Senior Secured Note to (b) the sum of the then current retail value of the aircraft owned in whole or fractionally by Jetshare at such time of determination, multiplied in the case of fractional ownership in an aircraft by the ownership percentage retained by Jetshare in such aircraft at such time of determination. The Second Amendment also includes a limited waiver of any Default or Event of Default arising from the LGM or Jetshare’s failure to pay when due and/or the continuing failure to pay. All other terms of the note remain unchanged.
The foregoing description of the Second Amendment does not purport to be complete and is qualified in its entirety by reference to the Second Amendment filed as Exhibit 10.26 to this Annual Report on Form 10-K and is incorporated herein by reference.
EG Sponsor Note Conversion - On March 21, 2025, the Company and EGA Sponsor entered into a Securities Purchase Agreement whereby they cancelled the EGA Sponsor Note in exchange for 4,227 shares of the Company's Series B Preferred Stock and warrants to purchase up to 1,268,100 shares of the Company's Class A common stock, $0.0001 par value per share. The number of shares of Series B Preferred Stock was determined by dividing the principal and accrued interest outstanding under the December 2023 Promissory Note by $1,000. There was approximately $4,227 in principal and accrued interest outstanding under the EGA Sponsor Note, which resulted in the issuance of 4,227 shares of Series B Preferred Stock. The warrants have an exercise price of $0.01 per share and are exercisable until the fifth anniversary of their issuance. The shares and warrants were issued in a private placement pursuant to Section 4(a)(2) of the Securities Act. In connection with the transaction, the Company amended the Certificate of Designation of the Series B Preferred Stock to increase the authorized number of shares of Series B Preferred Stock from 25,510 shares to 29,737 shares.
Gregg S. Hymowitz, a member of the Company’s Board of Directors, to which position he was designated by an affiliate of the Purchasers, serves as the Founder and Chief Executive Officer of EnTrust Global Partners LLC (“EnTrust Global”), which is an affiliate of the Purchasers and may be deemed to be the beneficial owner of approximately 21% of the Company’s outstanding Common Stock. Each of EnTrust Global and Mr. Hymowitz disclaims beneficial ownership of such securities except to the extent of its or his pecuniary interest therein. Gary Fegel is also a member of the Company’s Board of Directors, to which position he was designated by an affiliate of the Purchasers. As required by the Company’s internal policies, this transaction was approved by the Audit and Risk Committee of the Company’s Board of Directors, which consists of independent disinterested directors, and was also approved by the Company’s Board of Directors, with only disinterested directors voting (which excluded Messrs. Hymowitz and Fegel).
The material terms of the Series B Preferred Stock and the warrants (other than the duration of the exercise period for the warrants) are identical to those issued in August 2024 as reported and described in Form 8-K filed on August 12, 2024, which terms are incorporated herein by reference.
The foregoing descriptions of the Series B Preferred Stock, the Series B Certificate of Designation, the Agreement and the Warrants and the transactions contemplated thereby do not purport to be complete and are qualified in their entirety by reference to the Agreement filed as Exhibit 10.27 hereto and the forms of the Certificate of Amendment to Series B Certificate of Designation and the Warrants, copies of which are filed as Exhibits 3.5 and 4.4, respectively, to this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
Our business and affairs are managed by or under the direction of our Board. Our Board and executive management consist of the following individuals as of February 28, 2025:

Name	Age	Position
Executive Officers
Thomas James Segrave Jr.(3)	54	Chief Executive Officer and Chairman of the Board
Matthew Lesmeister	36	Chief Operating Officer
Bradley G. Garner	42	Chief Financial Officer
Zachary M. Nichols	35	Chief Accounting Officer
Michael Guina	66	Chief Commercial Officer
Non-Employee Directors
Gary Fegel	50	Director
Michael S. Fox(1)	61	Director
Frank B. Holding Jr.(1)(2)(3)	63	Director
Gregg S. Hymowitz	58	Director
Peter B. Hopper(1)(2)(3)	60	Director
Thomas J. Segrave, Sr.(2)(3)	74	Director
__________________
(1)Member of the Audit Committee.
(2)Member of the Compensation Committee.
(3)Member of the Nominating and Governance Committee.
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
Matthew Lesmeister. Matthew Lesmeister served as our Chief Financial Officer from June 2024 through September 26, 2024, at which time he became our Chief Operating Officer. Mr. Lesmeister joined the company in May 2024, as Executive Vice President & Chief of Staff. Previously Mr. Lesmeister held the position of Vice President, Transformation and Strategy at Fox Factory Holding Corp., a publicly traded global leader in the design and manufacturing of premium products for sport and off-road vehicles. There, Mr. Lesmeister developed investment strategies that led to a global transformation, integrated several acquisitions across global business units and drove continuous operational improvement. Prior to joining Fox Factory in 2016, Mr. Lesmeister served in various roles of increasing responsibility at United Technologies Corporation, an aerospace and defense technology conglomerate. Mr. Lesmeister has an MBA from The University of Massachusetts Amherst and a bachelor’s degree from Quinnipiac University. He is a licensed pilot and an aviation enthusiast.
Bradley G. Garner. Bradley (“Brad”) Garner was appointed as our Chief Financial Officer on September 26, 2024. Prior to joining the Company, Mr. Garner served as Chief Financial and Chief Compliance Officer for Hale Partnership

Capital Management, LLC (“Hale”) since 2015, which manages investment funds for individuals, large family offices, and endowments. While at Hale, Mr. Garner also served as the Chief Financial Officer and Principal Accounting Officer for HG Holdings, Inc. (formerly Stanley Furniture Company, Inc.), a publicly traded company, from 2018 through 2022. Prior to Hale, Mr. Garner spent nearly 10 years in public accounting at Dixon Hughes Goodman LLP in the audit practice of both public and private companies as well as in the tax practice with a focus on domestic closely held entities.
Michael Guina. Michael (“Mike”) Guina served as President from May 2024 until September 26, 2024, at which time he became our Chief Commercial Officer. He served as our Chief Operating Officer, a position he held from after the Business Combination until May 2024. He held that same position at LGM since April 2015. Prior to joining LGM, Mr. Guina spent 11 years as Executive Vice President of Delta Private Jets where his responsibilities included oversight of all aspects of operations, sales, product development and revenue management. Prior to his time with Delta Private Jets, Mr. Guina spent ten years with Air Partner PLC where he ultimately served as President of US Operations. Mr. Guina is type rated on the Citation Excel and CJ aircraft and frequently serves as a pilot on LGM charter flights.
Zachary Nichols. Zachary Nichols became our Chief Accounting Officer in June 2024. He joined the Company in June 2020, and has held several finance and accounting roles, most recently as Senior Vice President Finance. Prior to joining the Company, Mr. Nichols was a Finance Compliance Officer from September 2019 to May 2020 at Singapore Technologies Engineering, a publicly traded global technology and engineering group in the aerospace industry. Before that he was a staff accountant at Sullivan Shearin & Company in Greenville, North Carolina.
Non-employee Directors
Gary Fegel. Gary Fegel became a member of our Board on December 27, 2023. Mr. Fegel is a seasoned global investor and operator who has deep investment experience across the technology, logistics, healthcare, real estate, and commodities sectors. Mr. Fegel was a Senior Partner at Glencore Plc, one of the world’s largest commodity trading and mining companies. He was responsible for the firm’s global aluminum business, where he led a team of over 120 people worldwide. In such capacity, Mr. Fegel established an extensive global network, ranging from governmental entities and conglomerates to private enterprises. Mr. Fegel helped take Glencore public at a $50 billion valuation and exited the company upon its merger with Xstrata Plc, which valued the combined entity at over $80 billion. Following Glencore, Mr. Fegel founded GMF Capital in 2013 as a global investment platform focusing on private equity, real estate and alternative investments. In 2015 Mr. Fegel co- founded GMF Real Estate, an asset management business primarily focused on investing in real estate and healthcare. Since inception, GMF Capital and GMF Real Estate have executed over 100 real estate, private equity and credit transactions. Prior to Glencore, Mr. Fegel worked as a trader for UBS and Credit Suisse First Boston in their derivatives departments, based in Zurich, London, and New York. Mr. Fegel is currently employed by GMF Holding AG, as President and Chairman of the Board Directors. GMF Holding AG is an investment holding company headquartered in Switzerland and is the ultimate parent of GMF Capital LLC. Mr. Fegel has held this position for over six years. For the avoidance of doubt, it is not affiliated with our Company. Mr. Fegel serves on the board of several private companies, including Videri Inc., MyskySA, and Swiss Properties AG. Mr. Fegel holds an M.B.A. from the University of St. Gallen.
Michael S. Fox. Michael S. Fox became a member of our Board on December 27, 2023. Mr. Fox has thirty years of extensive experience as an attorney representing public, private and government clients on a variety of legal issues. Since 2002, Mr. Fox has been an attorney and director at the law firm of Tuggle Duggins, based in Greensboro, North Carolina. Mr. Fox also brings over twenty years of extensive experience and service in the transportation industry, including serving as the Chairman of the North Carolina Board of Transportation, upon appointment by North Carolina Governor Roy Cooper, since 2017. Since 2020, Mr. Fox has served on the North Carolina Railroad Board of Directors. Mr. Fox has also served on the Piedmont Authority for Regional Transit Board of Directors since 2017 and on the GoTriangle Board of Directors since 2018. Mr. Fox has also previously served on the NC-Virginia High Speed Rail Compact, City of Greensboro Planning and USS North Carolina Battleship boards of directors. In addition to transportation-related experience, Mr. Fox has a history of extensive civic engagement including service on the boards of directors of the Salvation Army and Boys and Girls Club. Mr. Fox has been listed in the “Best Lawyers in America” publication since 2007 in the area of Land Use and Zoning, Litigation Law. Mr. Fox earned his B.A. degree from Appalachian State University and his J.D. degree from the University of North Carolina School of Law.
Frank B. Holding Jr. Frank B. Holding, Jr. became a member of our Board on December 27, 2023. Mr. Holding has extensive financial and management experience, as well as a deep commitment to service within the community. Since 2009, Mr. Holding has served as the Chief Executive Officer and Chairman of the Board of Directors of First Citizens Bank and its parent company First Citizens BancShares, Inc., one of the largest family- controlled banks in the United

States. Mr. Holding earned his undergraduate Bachelor of Science degree from the University of North Carolina at Chapel Hill and he also holds an M.B.A. from the Wharton School at the University of Pennsylvania. Mr. Holding currently serves on the BlueCross BlueShield of North Carolina Board of Trustees and is a former Chairman of the board. Mr. Holding is also a member of the Mount Olive Pickle Company, Inc. board of directors and a past chairman of the North Carolina Chamber.
Peter B. Hopper. Peter B. Hopper became a member of our Board on December 27, 2023. Mr. Hopper is a seasoned veteran of the investment banking and private equity sector with more than 20 years of professional experience advising high growth companies on strategies for equity value creation and balance sheet optimizations. Mr. Hopper has extensive experience analyzing and underwriting investments in high growth areas. Additionally, Mr. Hopper possesses deep knowledge of capital markets as well as advising management on dealing with the challenges of high growth businesses. Mr. Hopper received a Bachelor of Science in Finance from Lehigh University in 1986. From 1990 to 1999, Mr. Hopper served as the Vice President of New Business Development for Helicon Cable Communication, leading business development efforts for a privately held top twenty Cable TV MSO (multiple-system operator). From October of 1999 to December of 2000, Mr., Hopper served as the Chief Executive Officer of DURO Communication, Inc., one of the largest privately held ISP/ CLECs in the United States. In his capacity as CEO of DURO, Mr. Hopper was chiefly responsible for acquisitions, capital raising operations and senior leadership hiring, overseeing the completion of nearly 50 acquisitions. Following DURO, Mr. Hopper founded and served as Chief Executive Officer of DH Capital, LLC form March 2020 until December 2020. At DH Capital, Mr. Hopper primarily led business origination efforts, headed deal execution on DH Capital’s largest transactions and oversaw the hiring and management of the firm’s investment banking team. From April 2020 until August 2021, Mr. Hopper served as a partner of Abry Partners, a Boston-based private equity firm where he focused on investments in the data center industry, overseeing new deal origination, financial analysis on potential investments and portfolio management on existing investments. Since February of 2022, Mr. Hopper has served as Managing Director, DigitalBridge Investment Management, at DigitalBridge Group, Inc. Mr. Hopper is primarily responsible for overseeing deal origination and analysis for investments being considered for both the Digital Bridge Strategic Assets Fund and Digital Bridge’s flagship growth equity funds, DBPI and DBPII.
Gregg S. Hymowitz. Gregg S. Hymowitz became a member of our Board on December 27, 2023. Mr. Hymowitz is Chairman and Chief Executive Officer of EnTrust Global and Chair of EnTrust Global’s Investment Committee, and is a member of the Management Committee and the “Blue Ocean” Executive Committee. He is also the Chairman of the Board of Directors of Purus Marine Holdings LP, the environmentally-focused shipping company launched by EnTrust’s Blue Ocean 4Impact strategy. Mr. Hymowitz is a Founder and has been the Managing Partner of EnTrust Global since its founding (as EnTrust Capital) in April 1997. Prior to EnTrust Global, Mr. Hymowitz was Vice President at Goldman, Sachs & Co., which he joined in 1992. For the preceding two years, Mr. Hymowitz was an attorney in the Mergers & Acquisitions practice at Skadden, Arps, Slate, Meagher & Flom. Mr. Hymowitz is a former board member of the Board of Trustees of Montefiore Medical Center and served two terms as a Trustee of the Riverdale Country Day School. Mr. Hymowitz received his J.D. degree from Harvard Law School and his B.A. degree from the State University of New York at Binghamton. Mr. Hymowitz was the 1985 Harry S. Truman Scholar from New York, the 1987 British Hansard Society Scholar and the 2004 recipient of the Governor’s Committee on Scholastic Achievement Award.
Thomas J. Segrave, Sr. Thomas J. Segrave, Sr. became a member of our Board on December 27, 2023. Mr. Segrave Sr. has extensive experience in the aviation industry and serving on the boards of directors of various companies. From 1985 until 1999, Mr. Segrave Sr. served as the Chairman and Chief Executive Officer of American Coatings Technologies, Inc. Mr. Segrave Sr. was also involved with the capital formation of Segrave Aviation, Inc. in 1991 and served as the Chief Financial Officer of Segrave Aviation from 2000 to 2010. From 1995 to 2000, Mr. Segrave Sr. served as the Chairman of the Board of Directors of Carver Machine Works, Inc., a renowned metal fabricator specializing in welding, precision machining and mechanical assembly. Since 2010, Mr. Segrave Sr. has served as a consultant for Advance Concrete, LLC.
Thomas J. Segrave, Sr. is the father of Thomas James Segrave Jr.
Director Independence
By virtue of the combined voting power of the Existing Equityholders of more than 50% of the total voting power of the shares of outstanding capital stock, we qualify as a “controlled company” within the meaning of the corporate governance standards of the NYSE American. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that (i) a majority of our Board consist of independent directors, (ii) we have a compensation committee composed entirely of independent directors, and (iii) we have a nominating/corporate governance committee composed entirely of independent directors.
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
Code of Ethics
The Company has adopted the flyExclusive Inc. Code of Ethics and Conflict of Interest Policy that applies to all officers, directors, and employees. The Code of Ethics and Conflict of Interest Policy is available under the heading “Governance” on the Company’s website at www.flyexclusive.com. If the Company makes any substantive amendments to the Code of Ethics and Conflict of Interest Policy or grants any waiver from a provision of the Code of Ethics and Conflict of Interest Policy to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on its website.
Audit Committee and Audit Committee Financial Expert
The Audit Committee assists the Board in its oversight of the integrity of the Company’s financial statements, the qualifications and independence of our independent auditors, and our internal financial and accounting controls. The Audit Committee has direct responsibility for the appointment, compensation, retention (including termination), and oversight of our independent auditors, and our independent auditors report directly to the Audit Committee. The Audit Committee also prepares the audit committee report that the SEC requires to be included in our annual proxy statement.
The Audit Committee is currently composed of three directors: Michael S. Fox (Chairman), Frank B. Holding, Jr., and Peter B. Hopper.
The Board has determined that Mr. Hopper qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made qualitative assessments of Mr. Hopper’s level of knowledge and experience based on a number of factors, including formal education and experience.

Item 11. Executive Compensation
This section discusses the material components of the executive compensation program for our principal executive officer and our three other most highly compensated persons serving as executive officers as of December 31, 2024. These executives, who continue to serve in these positions, are referred to as the “named executive officers.” We paid no compensation to our directors in 2023 or 2024. EGA paid no compensation to its executive officers or its directors in 2023.

In fiscal year 2024, flyExclusive’s “named executive officers” and their positions were as follows:
•Thomas James (“Jim”) Segrave, Jr., Founder, Chairman of the Board and Chief Executive Officer (the “CEO”);
•Matthew Lesmeister, Chief Operating Officer;
•Bradley ("Brad") G. Garner, Chief Financial Officer; and
•Michael (“Mike”) Guina, Chief Commercial Officer.
Summary Compensation Table
The table below shows compensation of flyExclusive’s named executive officers for the years ended December 31, 2024 and 2023.

Name and principal position	Year	Salary ($)	Bonus ($)	All other compensation	Total ($)

Jim Segrave, Founder, Chairman of the Board and Chief Executive Officer	2024	$8,500,000	—	244,699 (1)	$8,744,699

	2023	—	—	8,770,917 (2)	$8,770,917

Matthew Lesmeister, Chief Operating Officer(3)	2024	$258,676	—	16,816 (4)	$275,492

Brad Garner, Chief Financial Officer (5)	2024	$135,418	—	9 (6)	$135,427

Mike Guina, Chief Commercial Officer	2024	$397,919	—	632 (7)	$398,551
	2023	$342,500	$1,210	21,111 (8)	$343,710

(1) Reflects $172,749 incremental cost to LGM with respect to Mr. Segrave’s use of 86.2 hours of flight time on LGM’s aircraft in fiscal year 2024 and $71,950 for health and life insurance related benefits.

(2) Reflects $8,500,000 in distributions from LGM to Mr. Segrave in lieu of salary for his service as CEO in 2023, $25,684 in tuition payments for Mr. Segrave’s children, $220,139 incremental cost to LGM with respect to Mr. Segrave’s use of 120.4 hours of flight time on LGM’s aircraft in fiscal year 2023 and $25,094 for health and life insurance related benefits.

(3) Mr. Lesmeister began employment as Executive Vice President in May 2024, became Chief Financial Officer in June 2024 and became Chief Operating Officer on September 26, 2024.

(4) Includes payments for Mr. Lesmeister's moving expenses of $16,730 and health and life insurance related benefits.

(5) Mr. Garner began employment on September 9, 2024 and became Chief Financial Officer on September 26, 2024.

(6) Includes payments related to Mr. Garner’s health and life insurance related benefits.

(7) Includes payments and per diems related to Mr. Guina's service as a pilot for LGM from time to time and health and life insurance related benefits.

(8) Reflects $6,089 in payments and per diems related to Mr. Guina’s service as a pilot for LGM from time to time and $13,049 in health and life insurance related benefits.

Narrative to Summary Compensation Table
Base Salaries.
The named executive officers receive their respective base salaries to compensate them for services rendered to LGM (other than in 2023 and 2024 with respect to Mr. Segrave Jr., who received distributions from LGM in lieu of a base salary). The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.
The 2024 base salaries for Messrs. Lesmeister, Garner, and Guina were each $500,000 per the terms of their respective employment agreements. Under the terms of Mr. Segrave’s employment agreement, he is entitled to receive distributions from LGM in the amount of $8,500,000, which are recorded as salary expense.
Annual Incentive Cash Bonuses.
Pursuant to the terms of their employment agreements, Messrs. Segrave, Lesmeister, Garner, and Guina have the opportunity to earn annual a discretionary non-equity incentive bonus, equal to 100%, in the case of Mr. Segrave, and equal to 50%, in the case of Messrs. Lesmeister, Garner, and Guina, of their base salary, based upon the achievement of certain objectives set each year, half of which objectives are for the Company and the other half are objectives set for the officer. The extent to which these goals are met will determine the amount of the non-equity bonus that each named executive officer receives.
Long-Term Equity Incentives.
In September 2024, pursuant to the terms of their employment agreements, we granted to each of Mr. Lesmeister, Mr. Garner, and Mr. Guina an option to purchase 1,600,00 shares of our Class A Common Stock with an exercise price of $2.78 per share. Thereafter, pursuant to the terms of their employment agreements and provided that they remain on our employment, we will grant them each an option to purchase 800,000 shares of Class A Common Stock on each of September 26, 2025 and 2026, the first and second anniversaries of their employment, subject to approval by our Board.
Pursuant to the terms of their employment agreements, Mr. Lesmeister, Mr Garner, and Mr. Guina will each be entitled to receive up to $250,000 in each calendar year through a long-term incentive plan (the “LTIP”), subject to the Board’s approval of the LTIP .

Other Elements of Compensation
Retirement Plan
The named executive officers are eligible to participate in a 401(k) retirement savings plan maintained by LGM. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. In 2023, contributions made by participants, including the named executive officers, in the 401(k) plan were 50% matched by LGM up to 8% of the employee’s compensation. These matching contributions are generally unvested as of the date on which the contribution is made, and vest 20% over a five-year period, subject to continued service.
Employee Benefits
LGM provides benefits to its named executive officers on the same basis as provided to all of its employees, including health, dental and vision insurance; life insurance; accidental death insurance, and dismemberment insurance; and disability insurance.
Aircraft Use
LGM’s executive officers use its aircraft for flights directly related to their business duties. LGM also allows some executive officers to use its aircraft for personal benefit. Certain executive officers are allocated a specific number of flight hours on an annual basis while other executive officers are granted flight hours from time to time at the discretion of Mr. Segrave Jr. Flight hours granted to executives may be used by the executive and their immediate family members. The aggregate incremental cost to LGM of Mr. Segrave Jr.’s personal use of its aircraft was $220,139 and $172,749 for 2023 and 2024, respectively. LGM determines the incremental cost of the personal use of its aircraft based on the variable operating costs to LGM, which includes (i) landing, ramp and parking fees and expenses, (ii) crew travel expenses, (iii) aircraft fuel expenses per hour of flight and (iv) incidental expenses. Primarily, LGM’s aircraft are used for business purposes; therefore, fixed costs that do not change based on each usage, such as pilot and crew salaries, lease or purchase costs of aircraft and maintenance costs, are not included in the formula for determining incremental cost. The executive officers incur taxable income for the usage of their granted flight time, calculated in accordance with the tax Standard Industry Fare Level. LGM does not grant bonuses to its executive officers to cover or “gross-up” any income tax owed for use of flight hours for personal benefit. Certain executive officers may also pay for additional flight time in excess of the flight hours allocated to them, based on discounted hourly rates that cover the incremental costs to LGM. Executive officers’ use of personal flight hours is also subject to certain conditions and restrictions, such as minimum notice periods, peak days and minimum daily flight times.
Outstanding Equity Awards at Fiscal Year-End
The following table contains certain information concerning unexercised options for our named executive officers as of December 31, 2024.

Name and principal position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date

Jim Segrave, Founder, Chairman of the Board and Chief Executive Officer	—	—	—	—
Matthew Lesmeister, Chief Operating Officer	—	1,600,000	$2.78	9/25/2034
Brad Garner, Chief Financial Officer	—	1,600,000	$2.78	9/25/2034
Mike Guina, Chief Commercial Officer	—	1,600,000	$2.78	9/25/2034
Option Repricings
We did not engage in any repricings or other modifications to any of our named executive officers’ outstanding options during the year ended December 31, 2024.
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
We entered into employment agreements with each of Mr. Lesmeister, Mr. Garner, and Mr. Guina, effective September 26, 2024, on substantially identical terms. Pursuant to the employment agreements, we will provide each officer with (i) a base salary of $500,000, (ii) a discretionary annual bonus of up to 50% of the base salary, based upon the achievement of certain objectives set each year, half of which objectives for the Company and the other half will objectives set for the officer, (iii) eligibility to receive up to $250,000 in each calendar year through any LTIP that the Board approves, and (iv) the following stock options to purchase shares of Company Class A Common Stock, which vest over three years: 1,600,000 stock options on September 26, 2024, 800,000 stock options on September 26, 2025, and 800,000 stock options on September 26, 2026, in each case subject to Board approval.
Each employment agreement is terminable at any time. The Company may terminate the employee for “Cause” or for “Disability,” each as defined in the employment agreement. The offer may terminate employment for “Good Reason,” as defined in the employment agreement, and which includes a material reduction by the Company of the officer’s duties, responsibilities or authority, a relocation of the Company’s principal place of business to which the officer reports more than 25 miles from its immediately preceding location, and a material reduction in the officer’s annual base salary unless all officers experience an equal or greater percentage reduction in annual salary and/or total compensation.
In the event of the officer’s termination other than for death or Disability or for Cause, (i) the Company will continue to pay to officer his base salary for a period of six months unless the termination occurs at the time of or within the 12 months immediately following a Change in Control (as defined in the Company’s 2023 Equity Incentive Plan) in which case the Company will continue to pay to officer his base salary for a period of 12 months, (ii) if officer timely elects continued health insurance coverage under COBRA, the Company will pay the entire premium necessary to continue such coverage for officer and officer's eligible dependents until the conclusion of the time when officer is receiving continuation of base salary payments or until officer becomes eligible for group health insurance coverage under another employer's plan, whichever occurs first, provided however that the Company has the right to terminate such payment of COBRA premiums on behalf of officer and instead pay officer a lump sum amount equal to the COBRA premium times the number of months remaining in the specified period if the Company determines in its discretion that continued payment of the COBRA premiums is or may be discriminatory under Section 105(h) of the Code, and (iii) the Company will provide such other or additional benefits, if any, as may be provided under applicable employee benefit plans, programs and/or arrangements of the Company.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding beneficial ownership of our Class A Common Stock as of March 14, 2025 by:
•each person known by us to be the beneficial owner of more than 5% of outstanding shares of our Common Stock;
•each of our named executive officers and directors that beneficially owns our shares of common stock; and
•all our executive officers and directors as a group.
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
The ownership percentages in the table below are calculated based on (i) 20,199,586 outstanding shares of Class A Common Stock, (ii) 59,930,000 outstanding shares of Class B Common Stock, (iii) 59,930,000 outstanding LGM Common Units, (iv) 2,519,869 outstanding publicly traded warrants, (v) 4,333,333 outstanding private placement warrants, and (vi) 5,000,000 August 2024 Warrants, in each case as of March 14, 2025 . As explained in footnote (2) below, for purposes of determining the percentage of Class A Common Stock beneficially owned by each holder, the table assumes that all LGM

Common Units, publicly traded warrants and private placement warrants are exercised or exchanged for one share of Class A Common Stock and that such shares are deemed issued and outstanding and included in the denominator for all holders (to avoid a distorted and potentially misleading presentation of percentage share ownership by holder). The shares of Class A Common Stock beneficially owned by Segrave Jr. are subject to a one-year lock-up period subject to the terms and conditions of the Stockholders’ Agreement. The 5,625,000 shares of Class A Common Stock beneficially owned by EG Sponsor LLC (representing the former Founder Shares) are subject to a three-year lock-up period subject to the terms of the letter agreement executed in connection with the initial public offering of EG Acquisition Corp.
The number of shares owned by each of the 5% owners, executive officers and directors in the table below is based on information available to the Company as of March 14, 2025. There are no known arrangements which may at a subsequent date result in a change in control of the Company.

	Common Stock Beneficially Owned(1) (2)		Class B Common Stock Beneficially owned		Combined Voting Power
Name and Address of Beneficial Owner	Number	%	Number	%
Executive Officers and Directors(3)
Jim Segrave(4)	59,930,000	65.2%	59,930,000	100%	65.2%
Mike Guina	—	—%	—	—	—%
Bradley G. Garner	—	—%	—	—	—%
Matthew Lesmeister	—	—%	—	—	—%
Gary Fegel	—	—%	—	—	—%
Gregg Hymowitz(5)	23,285,045	25.3%	—	—	25.3%
Mike Fox	—	—%	—	—	—%
Peter Hopper	—	—%	—	—	—%
Frank Holding, Jr.	—	—%	—	—	—%
Tom Segrave	—	—%	—	—	—%
All Executive Officers and Directors as a Group (11 individuals)(6)	83,215,045	90.5%	59,930,000	100%	90.5%
Principal Holders of Class A Common
EG Sponsor LLC(6)(10)	10,958,333	11.9%	—	—	11.9%
EnTrust Emerald (Cayman) LP(7)(11)	9,517,808	10.3%	—	—	10.3%
ETG Omni LLC(8)	2,808,904	3.1%	—	—	3.1%
EnTrust Magnolia Partners LP(9)	1,123,562	1.2%	—	—	1.2%

(1)Includes 6,853,202 shares of Class A Common Stock issuable upon the exercise of the 2,519,869 outstanding publicly traded warrants and 4,333,333 private placement warrants as if such warrants were exercised on March 14, 2025.
(2)For purposes of determining the percentage of Class A Common Stock beneficially owned by each holder, the table assumes that all LGM Common Unit, publicly traded warrants and private placement warrants are exercised or exchanged for one share of Class A Common Stock and that such shares are deemed issued and outstanding and included in the denominator for all holders (to avoid a distorted and potentially misleading presentation of percentage share ownership by holder).
(3)Unless otherwise noted, the business address of each of the directors and executive officers listed (other than Gregg Hymowitz) is c/o flyExclusive, Inc., 2860 Jetport Road, Kinston, NC 28504 and the business address of Gregg Hymowitz and each of the entities listed is c/o EnTrust Global, 375 Park Avenue, 24th Floor, New York, NY 10152.
(4)Class A Common Stock holdings consist of 59,930,000 LGM Common Units, which are exchangeable on a one-for-one basis of Class A Common Stock. Of these LGM Common Units, (i) 57,530,000 LGM Common Units are held directly by Segrave Jr. and (ii) 600,000 LGM Common Units are held through four custodial accounts established for his four children pursuant to the Uniform Transfer to Minor Act for which the Reporting Person is custodian (collectively, the “Trusts”). In addition, Segrave Jr. beneficially owns an aggregate of 59,930,000 shares of Class B Common Stock, which is comprised of the same ownership amounts for Segrave Jr. and the Trusts as the LGM Common Units. From and after December 27, 2024, Segrave Jr. may redeem or exchange one LGM Common Unit for one share of Class A Common Stock or, under certain circumstances, a cash payment based on the value of Class A Common Stock. At the time of any such redemption or exchange, Segrave Jr. would forfeit an equivalent number of shares of Class B Common Stock to the Company. Each share of our Class A Common Stock carries one vote per share and each share of Class B Common Stock carries one vote per share and no economic rights.

(5)Represents shares beneficially owned by Sponsor, EnTrust Emerald (Cayman) LP and ETG Omni LLC. See footnotes (6), (7) and (8) below.
(6)EnTrust Global Partners Offshore LP is the managing member of the Sponsor and as such has voting and investment discretion with respect to the Class A Common Stock held of record by the Sponsor and may be deemed to have shared beneficial ownership (along with EnTrust Global Group, LLC, EnTrust Global LLC, GH EP Holdings LLC and our Sponsor) of the Class A Common Stock held directly by the Sponsor. Gregg Hymowitz, one of our directors, is the sole and managing member of GH EP Holdings LLC, which is the managing member of EnTrust Global LLC, which is the managing member of EnTrust Global Group LLC, which serves as the general partner of EnTrust Global Offshore LP , and as a result, may be deemed to have shared beneficial ownership of the common stock held directly by the Sponsor. Each of EnTrust Global Management GP LLC, GH Onshore GP LLC and Gregg Hymowitz disclaims beneficial ownership of such securities except to the extent of its or his pecuniary interest therein. An affiliate of GMF Capital has an approximately 50% membership interest in the Sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(7)Gregg Hymowitz serves as the Founder and Chief Executive Officer of EnTrust Global, an affiliate of which serves as the managing member of EnTrust Emerald (Cayman) LP, and may be deemed to be the beneficial owner of such shares held by EnTrust Emerald (Cayman) LP. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(8)Gregg Hymowitz serves as the Founder and Chief Executive Officer of EnTrust Global, an affiliate of which serves as the general partner of ETG Omni LLC, and may be deemed to be the beneficial owner of such shares held by ETG Omni LLC. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(9)Of these shares, FE Manager LLC (which is not an affiliate of our Company) has sole voting and dispositive power.
(10)Includes 1,000,000 shares of Class A Common Stock issuable upon the exercise of the August 2024 Warrant.
(11)Includes 4,000,000 shares of Class A Common Stock issuable upon the exercise of the August 2024 Warrant.
The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant on March 14, 2025, based on the closing sale price of $3.05 for shares of the Registrant's Class A Common Stock as reported by the NYSE American, was approximately $19.1 million. This calculation was based upon 6,247,874 shares of Class A Common Stock held by non-affiliates on March 14, 2025.
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
Our Board consists of seven directors. Our stockholders has the right to nominate directors as follows: the Sponsor, and its permitted transferees, by a majority of shares held by them, shall have the right to nominate, and our Board and the Existing Equityholders, and their permitted transferees, will appoint and vote for, two members of our Board, initially designated pursuant to the Stockholders’ Agreement as Gregg S. Hymowitz and Gary Fegel, and thereafter as designated by the Sponsor, and its permitted transferees, by a majority of shares held by them.
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
BTIG Agreement
On December 27, 2023, the agreement for the fee to be paid to BTIG as the underwriter in EGA’s initial public offering upon the Closing of the Business Combination was amended. Under the original terms of the Underwriting Agreement, the underwriter was due $7.9 million in cash, which equated to 3.5% of the gross proceeds of the initial public offering. The amended terms of the Underwriting Agreement updated the consideration payable to underwriter to $500,000 in cash, which was paid at Closing, and 300,000 shares of PubCo Class A common stock, to be delivered in book-entry form no later than five (5) business days following the initial filing with the SEC of a registration statement.

Additionally, pursuant to a financial advisory engagement letter, BTIG was owed $1.5 million (the “Success Fee”) payable to BTIG at Closing. At Closing, the parties agreed in principle that the Success Fee would be paid within 60 days of Closing (along with other amendments, including the addition of certain rights of first refusal).
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
Transactions with Related Entities
•LGMV is an entity with the same ownership structure as LGM’s ownership structure prior to the Business Combination. Segrave Jr., in his individual capacity, owns 96% of LGMV and LGM, and Segrave Jr., as custodian for the Trusts owns an aggregate of 4% of LGMV and LGM. Carolina Air Center, LLC, Crystal Coast Aviation, LLC, and Kinston Jet Center, LLC are wholly owned subsidiaries of LGMV and sellers of fuel. In 2024 and 2023, LGM purchased a total of $1,542,000 and $2,027,000 in fuel from subsidiaries of LGMV at an average cost of $3.15 and $3.58 per gallon, respectively.
•LGM leases its headquarters and two aircraft hangars (Hangar 1 and Hangar 2) from Kinston Jet Center, LLC, a wholly owned subsidiary of LGMV, pursuant to a lease between the parties dated January 1, 2021. LGM paid Kinston Jet Center, LLC $720,000 in both 2024 and 2023 pursuant to this lease.

•LGM leases an aircraft hangar (Hangar 3) from Kinston Jet Center, LLC, a wholly owned subsidiary of LGMV, pursuant to a lease between the parties dated February 23, 2023. In 2024 and 2023, LGM paid Kinston Jet Center, LLC $249,600 and $205,000, respectively, pursuant to this lease.
•LGM leases an aircraft hangar (Hangar 4) from Kinston Jet Center, LLC, a wholly owned subsidiary of LGMV, pursuant to a lease between the parties dated May 1, 2022. In , LGM paid Kinston Jet Center, LLC $540,000 in both 2024 and 2023 pursuant to this lease.
•LGM leases a house from Kinston Jet House, LLC, a wholly-owned subsidiary of LGMV, pursuant to a lease between the parties dated September 1, 2018. In and 2023 each, LGM paid Kinston Jet House, LLC $30,000 in both 2024 and 2023 pursuant to this lease, with $0 in rent remaining as of January 1, 2025.
•LGM leases an aircraft from Juliette Lima Bravo, LLC, of which Laura Harvey Ball (Thomas Segrave, Jr.’s mother) owns approximately 33%. This aircraft was sold on April 2, 2024. In 2024 and 2023, LGM paid Juliette Lima Bravo, LLC $105,000 and $441,300, respectively, pursuant to this lease.
•LGM Auto, LLC, a wholly-owned subsidiary of LGMV, leases multiple automobiles to flyExclusive. In 2024, flyExclusive paid LGM Auto, LLC an aggregate of $189,704 and an aggregate of $173,838 in 2023, pursuant to such leases.
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
•Peter Hopper, a director of flyExclusive, Inc., owns 50% of the outstanding equity of PHBL, LLC, an entity that leases an aircraft to flyExclusive. In 2024 and 2023 each, the total lease payments made from flyExclusive to PHBL, LLC equaled $414,996. The original term of the lease expired on May 31, 2023 and continues on a quarter-to-quarter basis until terminated by either party with at lease a 90 days' notice.
•The Company is a guarantor to a term note, dated January 29, 2021 , between Sea Jay, LLC and a financial institution where the initial principal balance is in the amount of $11,900,000. Sea Jay, LLC is wholly owned by LGMV.
•The Company is a guarantor to two term notes, dated February 25, 2022 and November 17, 2023 , between Kinston Jet Center, LLC and a financial institution where the initial principal balances are in the amounts of $5,280,000 and$1,800,000, respectively.
•On September 28, 2023, flyExclusive sold 5 trainer aircraft to Crystal Coast Training, LLC, a wholly owned subsidiary of LGMV, for a total purchase price of $2,481,840. flyExclusive rents the aircraft from Kinston Jet Center, LLC & Crystal Coast Training, LLC as on an hourly basis. In 2023, flyExclusive paid these entities a total of $67,000 for the use of these aircraft.
December 2023 Senior Secured Note

In December 2023, the Company entered into a Senior Secured Note covering borrowings of an aggregate principal amount of $15.9 million. The notes were issued with a stated rate of 14% and interest is payable monthly in arrears. The senior secured notes were to mature one year from closing date, which has been extended to January 1, 2027, at which time the full principal amount will be due, along with any accrued unpaid interest. Unamortized debt issuance costs related to the senior secured notes were $0.9 million as of December 31, 2023 and $0 as of December 31, 2024 Gregg S. Hymowitz, a member of our Board of Directors, serves as the Founder and Chief Executive Officer of EnTrust Global, which is an affiliate of the Noteholder and may be deemed to be the beneficial owner of approximately 25% of the Company’s outstanding Class A common stock. Each of EnTrust Global and Mr. Hymowitz disclaims beneficial ownership of such securities except to the extent of its or his pecuniary interest therein. On March 21, 2025, the Company and EGA Sponsor entered into a Securities Purchase Agreement whereby they cancelled the EGA Sponsor Note in exchange for 4,227 shares of the Company's Series B Preferred Stock and warrants to purchase up to 1,268,100 shares of the Company's Class A common stock, $0.0001 par value per share. The number of shares of Series B Preferred Stock was determined by dividing the principal and accrued interest outstanding under the December 2023 Promissory Note by $1,000. There was approximately $4,227 in principal and accrued interest outstanding under the EGA Sponsor Note, which resulted in the issuance of 4,227 shares of Series B Preferred Stock. The warrants have an exercise price of $0.01 per share and are exercisable until the fifth anniversary of their issuance. For more information about this transaction see Note 26 "Subsequent Events" to the financial statements in this Report.

January 2024 Senior Secured Note
In January 2024, the Company entered into an additional Senior Secured Note covering borrowings of an aggregate principal amount of up to approximately $25.8 million, up to $25.0 million of which is to finance the purchase or refinancing of aircraft relating to the Company’s fractional ownership program. Gregg S. Hymowitz, a member of our Board of Directors, serves as the Founder and Chief Executive Officer of EnTrust Global, which is an affiliate of the Noteholder and may be deemed to be the beneficial owner of approximately 25% of the Company’s outstanding Class A common stock. Each of EnTrust Global and Mr. Hymowitz disclaims beneficial ownership of such securities except to the extent of its or his pecuniary interest therein. As required by our internal policies, this transaction was approved by our Audit Committee, which consists of independent disinterested directors, and was also approved by a meeting of our Board of Directors, with only disinterested directors voting. For more information about this transaction see Note 26 "Subsequent Events" to the financial statements in this Report.
March 2024 Non-Convertible Redeemable Series A Preferred Stock
On March 4, 2024 the Company entered into a Securities Purchase Agreement (the “Series A Stock Purchase Agreement”) with EnTrust Emerald (Cayman) LP, a Cayman Islands limited partnership (the “Series A Preferred Purchaser”), pursuant to which the Company agreed to issue and sell to the Series A Preferred Purchaser 25,000 shares of Series A Non-Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), at a purchase price of $1,000 per share and a warrant (the “March 2024 Warrant”) to purchase shares of the Company’s Class A common stock. The transaction closed on March 4, 2024 and provided the Company approximately $25,000 of capital. Gregg S. Hymowitz, a member of the Company’s Board of Directors, to which position he was designated by an affiliate of the Purchaser, serves as the Founder and Chief Executive Officer of EnTrust Global Partners LLC (“EnTrust Global”), which is an affiliate of the Series A Preferred Purchaser and may be deemed to be the beneficial owner of approximately 25% of the Company’s outstanding common stock. Each of EnTrust Global and Mr. Hymowitz disclaims beneficial ownership of such securities except to the extent of its or his pecuniary interest therein. Gary Fegel is also a member of the Company’s Board of Directors, to which position he was designated by an affiliate of the Preferred Purchaser. As required by the Company’s internal policies, this transaction was approved by the Audit Committee of the Company’s Board of Directors, which consists of independent disinterested directors, and was also approved by the Company’s Board of Directors, with only disinterested directors voting (which excluded Mr. Hymowitz and Mr. Fegel). For more information about this transaction see Note 26 "Subsequent Events" to the financial statements in this Report.
August 2024 Convertible Series B Preferred Stock
On August 8, 2024 the Company entered into a Securities Purchase Agreement (the “Series B Stock Purchase Agreement”) with EnTrust Emerald (Cayman) LP, a Cayman Islands limited partnership (“EnTrust”), and the EGA Sponsor (collectively with EnTrust, the “Series B Preferred Purchasers”) (related parties of the Company through its affiliation with the EGA Sponsor), pursuant to which the Company agreed to issue and sell to the Series B Preferred Purchasers an aggregate of 25,510 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), and warrants (each, a “August 2024 Warrant” and collectively, the “August 2024 Warrants”) to purchase, in the aggregate, up to 5,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share (the “common stock”). The Company issued 20,408 shares of Series B Preferred Stock and a August 2024 Warrant to purchase up to 4,000,000 shares of Common Stock to EnTrust on the Initial Closing Date and received gross proceeds of approximately $20.4 million. Pursuant to and subject to the terms and conditions of the Series B Stock Agreement, the Company (i) issued the remaining 5,102 shares of Series B Preferred Stock and a August 2024 Warrant to purchase up to 1,000,000 shares of common stock to EG Sponsor on August 14, 2024 and (ii) received additional gross proceeds of approximately $5.1 million. Gregg S. Hymowitz, a member of the Company’s Board of Directors, to which position he was designated by an affiliate of the Purchaser, serves as the Founder and Chief Executive Officer of EnTrust Global Partners LLC (“EnTrust Global”), which is an affiliate of the Series A Preferred Purchaser and may be deemed to be the beneficial owner of approximately 21.6% of the Company’s outstanding common stock. Each of EnTrust Global and Mr. Hymowitz disclaims beneficial ownership of such securities except to the extent of its or his pecuniary interest therein. Gary Fegel is also a member of the Company’s Board of Directors, to which position he was designated by an affiliate of the Preferred

Purchaser. As required by the Company’s internal policies, this transaction was approved by the Audit Committee of the Company’s Board of Directors, which consists of independent disinterested directors, and was also approved by the Company’s Board of Directors, with only disinterested directors voting (which excluded Mr. Hymowitz and Mr. Fegel).
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
Fees Paid to Independent Registered Public Accounting Firm
Aggregate fees billed for professional services rendered by Elliott Davis, PLLC for the years ended December 31, 2024 and 2023 were as follows:

	2024	2023
Audit fees	$1,495,000	$1,500,000
Audit related fees	—	—
Tax Fees	490,000	500,000
Total Fees	$1,985,000	$2,000,000

PART IV
Item 15. Exhibits and Financial Statement Schedules

EXHIBIT NO.	DESCRIPTION	FILED HEREWITH	FORM	EXHIBIT	FILING DATE
2.1*	Equity Purchase Agreement, dated as of October 17, 2022, by and among LGM Enterprises LLC, EGA Acquisition Corp., EG Sponsor LLC, the Existing Equityholder Representative and the Existing Equityholders listed on Annex A thereto.		8-K	2.1	10/18/2022
2.2	Amendment No. 1 to Equity Purchase Agreement, dated as of April 21, 2023, by and among LGM Enterprises, LLC, EG Acquisition Corp. and the LGM Existing Equityholders listed on Annex A of the Equity Purchase Agreement.		8-K	2.1	4/21/2023
2.3	Agreement and Plan of Merger and Reorganization, dated February 13, 2025, by and among flyExclusive, Inc., FLYX Merger Sub, Jet.AI Inc. and Jet.AI SpinCo, Inc.		8-K	2.1	2/19/2025
3.1	Second Amended and Restated Certificate of Incorporation of EG Acquisition Corp.		8-K	3.1	1/3/2024
3.2	Bylaws of flyExclusive, Inc.		8-K	3.2	1/3/2024
3.3	Certificate of Designation of Series A Non-Convertible Redeemable Preferred Stock, filed with the Delaware Secretary of State on March 4, 2024.		8-K	3.1	3/7/2024
3.4	Certificate of Designation of Series B Convertible Preferred Stock, filed with the Delaware Secretary of State on August 8, 2024.		8.K	3.1	8/12/2024
3.5	Certificate of Amendment to Certificate of Designation of Series B Convertible Preferred Stock, filed with the Delaware Secretary of State on March 21, 2025.	X
4.1	Warrant Agreement, dated May 25, 2021, between EG Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.		8-K	4.1	6/1/2021
4.2	Form of Warrant issued March 4, 2024.		8-K	4.1	3/7/2024
4.3	Form of Warrant issued in August 8, 2024		8-K	4.1	8/12/2024
4.4	Form of Warrant issued in March 21, 2025.	X
4.5	Description of Capital Stock.	X
10.1	Stockholders’ Agreement, dated as of December 27, 2023 by and among EG Acquisition Corp., Thomas James Segrave, Jr., the Existing Equityholders listed therein and EG Sponsor LLC.		8-K	10.1	1/3/2024
10.2	Amended and Restated Registration Rights Agreement, dated as of December 27, 2023, by and among EG Acquisition Corp., EG Sponsor LLC, EnTrust Emerald (Cayman) LP, ETG FE LLC, ETG Omni LLC, EnTrust Magnolia Partners LP, and other parties thereto		8-K	10.2	1/3/2024
10.3	Tax Receivable Agreement, dated as of December 27, 2023, by and among EG Acquisition Corp., LGM Enterprises, LLC, Thomas James Segrave, Jr., as TRA Holder Representative, and the TRA Holders named therein.		8-K	10.3	1/3/2024
10.4	Amended and Restated Operating Agreement of LGM Enterprises, LLC.		8-K	10.4	1/3/2024

10.5*	Senior Subordinated Convertible Note, dated as of October 17, 2022, by and among LGM Enterprises, LLC, as the Borrower, Entrust Emerald (Cayman) LP, as the Initial Noteholder, any noteholders party thereto from time to time and EG Acquisition Corp.	8-K	10.5	10/18/2022
10.6*	Senior Secured Note, dated December 1, 2023, by and among LGM Enterprises LLC, FlyExclusive Jet Share, LLC, ETG FE LLC, Kroll Agency Services Limited, as administrative agent and Kroll Trustee Services Limited, as collateral agent.	8-K	10.6	1/3/2024
10.7†	Form of Director and Officer Indemnification Agreement.	8-K	10.7	1/3/2024
10.8†	Executive Employment Agreement by and between LGM Enterprises, LLC and Thomas James Segrave, Jr., effective April 1, 2023.	8-K	10.8	1/3/2024
10.9†	flyExclusive Inc. 2023 Equity Incentive Plan.		10.10	1/3/2024
10.10†	flyExclusive Inc. Employee Stock Purchase Plan.		10.11	1/3/2024
10.11	Master Note between Exclusive Jets, LLC as Borrower, and The Northern Trust Company as Lender, dated as of March 15, 2023.		10.12	1/3/2024
10.12	Sublease Agreement, dated January 1, 2021, by and between Kinston Jet Center, LLC and Exclusive Jets, LLC.		10.13	1/3/2024
10.13	Form of Letter Agreement among the Registrant, EG Sponsor LLC and each of the executive officers and directors of the Registrant (incorporated by reference to the Registrant’s amendment to its Registration Statement on Form S-1/A, filed with the SEC on May 11, 2021).	S-1/A	10.1	5/11/2021
10.14	Form of Non-Redemption Agreement, dated December 26, 2023, by and among the Company, LGM, Mr. Segrave and an unaffiliated third party investor.	8-K	10.1	12/27/2023
10.15*	Form of Warrant Exchange Agreement, dated December 26, 2023, by and between the Company and various Holders.	8-K	10.2	12/27/2023
10.16*	Senior Secured Note, dated January 26, 2024, by and among FlyExclusive Jet Share, LLC, flyExclusive, Inc., LGM Enterprises, LLC, ETG FE LLC, as initial noteholder, any noteholders party thereto from time to time, Kroll Agency Services, Limited, as administrative agent and Kroll Trustee Services, Limited, as collateral agent	8-K	10.1	2/01/2024
10.17	Security Agreement, dated January 26, 2024, by FlyExclusive Jet Share, LLC in favor of Kroll Trustee Services, Limited, as collateral agent.	8-K	10.2	2/01/2024
10.18	Securities Purchase Agreement, dated March 4, 2024, by and between flyExclusive, Inc. and the Purchaser named therein.	8-K	10.1	3/7/2024
10.19	Securities Purchase Agreement, dated August 8, 2024, by and between flyExclusive, Inc. and the Purchasers named therein.	8-K	10.1	8/12/2024
10.20	Aircraft Management Services Agreement, dated September 2, 2024.	8-K	10.1	9/3/2024
10.21†	Employment Agreement, dated September 26, 2024, by and between Exclusive Jets, LLC and Brad Garner.	8-K	10.1	9/27/2024
10.22†	Employment Agreement, dated September 26, 2024, by and between Exclusive Jets, LLC and Matthew Lesmeister.	8-K	10.2	9/27/2024

10.23†	Employment Agreement, dated September 26, 2024, by and between Exclusive Jets, LLC and Michael Guina.		8-K	10.3	9/27/2024
10.24	First Amendment to Senior Secured Note, effective as of December 1, 2024, by and among LGM Enterprises LLC, Fly Exclusive JetShare, LLC, ETG FE LLC, Kroll Agency Services Limited, as administrative agent, and Kroll Trustee Services Limited, as collateral agent.		8-K	10.1	12/6/2024
10.25	Securities Purchase Agreement, effective as of March 7, 2024, by and between flyExclusive, Inc. and the Purchaser named therein.		8-K	10.1	3/11/2025
10.26
Second Amendment to Senior Secured Note, effective as of December 31, 2024, by and among LGM Enterprises LLX, Fly Exclusive JetShare, LLC, ETG FE LLC, Kroll Agency Services Limited, as administrative agent.
		X
10.27	Securities Purchase Agreement, dated as of March 21, 2025, between flyExclusive, Inc. and the Purchaser named therein.	X
16.1	Letter from Marcum LLP to the Securities and Exchange Commission, dated January 3, 2024.		8-K	16.1	1/3/2024
19	Insider Trading Policy	X
21.1	List of Subsidiaries.		8-K	21.1	01/03/2024
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer and the President and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97	flyExclusive Compensation Recovery Policy		10-K	97	5/1/2024
101
Financial Statements from the Annual Report on Form 10-K of flyExclusive, Inc. for the year ended December 31, 2023, filed May 1, 2024, formatted in Inline XBRL:
i) Consolidated Balance Sheets
ii) Consolidated Statements of Operations and Comprehensive Loss
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

Dated: March 24, 2025

FLYEXCLUSIVE, INC.

	By:	/s/ Thomas James Segrave, Jr.
	Name:	Thomas James Segrave, Jr.
	Title:	Chief Executive Officer and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas James Segrave, Jr.	Chief Executive Officer and Chairman	March 24, 2025
Thomas James Segrave, Jr.	(Principal Executive Officer)

/s/ Brad G. Garner	Chief Financial Officer	March 24, 2025
Brad G. Garner	(Principal Financial Officer)

/s/ Zachary M. Nichols	Chief Accounting Officer	March 24, 2025
Zachary M. Nichols	(Principal Accounting Officer)

/s/ Gary Fegel	Director	March 24, 2025
Gary Fegel

/s/ Gregg S. Hymowitz	Director	March 24, 2025
Gregg S. Hymowitz

/s/ Michael S. Fox	Director	March 24, 2025
Michael S. Fox

/s/ Peter B. Hopper	Director	March 24, 2025
Peter B. Hopper

/s/ Frank B. Holding, Jr.	Director	March 24, 2025
Frank B. Holding, Jr.

/s/ Thomas J. Segrave, Sr.	Director	March 24, 2025
Thomas J. Segrave, Sr.