Form 10-Q
period 2025-03-31
FLYEXCLUSIVE INC.
filed 2025-05-13
CIK 1843973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The Registrant had outstanding 20,199,586 shares of Class A Common Stock, par value $0.0001 per share, and 59,930,000 shares of Class B Common Stock, par value $0.0001 per share as of April 30, 2025.

EXPLANATORY NOTES

Unless the context otherwise requires, all references to “flyExclusive,” the “Company,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q (this “Report”) refer to flyExclusive, Inc., and where appropriate, its consolidated subsidiaries, Exclusive Jets, LLC, Jetstream Aviation, LLC, and LGM Enterprises, LLC.

All trade names, trademarks, and service marks appearing in this Report are the property of their respective owners. We have assumed that the reader understands that all such terms are source-indicating. Accordingly, such terms, when first mentioned in this Report, appear with the trade name, trademark, or service mark notice and then throughout the remainder of this Report without trade name, trademark, or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” When contained in this Report, the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance, conditions, or results, and involve a number of known and unknown risks, uncertainties, assumptions, and other important factors, many of which are outside our management’s control, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. These forward-looking statements are based on information available as of the date of this Report and our management's current expectations, forecasts, and assumptions, and involve a number of judgments, risks, and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this Report as well as the risks described under Item 1A - “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024, Part II, Item 1A - "Risk Factors" in this Report and in other documents which we file with the Securities and Exchange Commission (“SEC”). In addition, such statements could be affected by risks and uncertainties related to:

•
the closing of the proposed merger between a merger subsidiary established by flyExclusive and a subsidiary of Jet.AI, Inc., including the timing, the satisfaction of the closing conditions, including the Jet.AI net cash condition, and the relative ownership levels in flyExclusive as of the closing date, which will depend on Jet.AI's net cash as of the closing date;
•
the ability to implement business plans, forecasts, and other expectations and identify and realize additional opportunities;
•
our results of operations and financial condition;
•
costs related to being a public company;
•
the ability to recognize the anticipated benefits of the Merger, completed on December 23. 2023, of EGA Acquisition Corp. and LGM Enterprises, LLC
•
limited liquidity and trading of our securities;
•
the outcome of any legal proceedings;
•
the ability to maintain the listing of our securities on the NYSE American LLC (“NYSE American”) or any other national securities exchange;
•
that the price of our securities may be volatile due to a variety of factors, including changes in the competitive and highly regulated industry in which we operate, variations in operating performance across competitors, changes in laws and regulations affecting our business, and any changes in our capital structure;
•
the risks associated with our indebtedness and our debt's potential impact on our business and financial condition;
•
the risk of downturns in the aviation industry, including due to increases in fuel costs in light of the war in Ukraine, the Israel and Hamas conflict in Gaza, and other global political and economic issues;
•
a changing regulatory landscape in the highly competitive aviation industry; and
•
risks associated with the overall economy, including any future increases in interest rates and the potential for recession.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

flyExclusive, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share amounts)	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$14,749	$31,694
Accounts receivable, net	2,529	2,024
Other receivables	7,406	7,140
Due from related parties, current portion	2,154	2,645
Parts and supplies inventory, net	6,007	5,658
Investments in securities	8,021	65,541
Prepaid engine overhauls, current portion	9,326	13,710
Aircraft held for sale, current portion	9,770	7,786
Prepaid expenses and other current assets	6,842	7,771
Total current assets	66,804	143,969
Notes receivable, non-current portion, net	3,700	3,700
Property and equipment, net	243,966	259,874
Aircraft held for sale, non-current portion	2,509	4,085
Operating lease right-of-use assets	72,482	68,970
Finance lease right-of-use assets	29,767	15,680
Intangible assets, net	1,471	1,600
Prepaid engine overhauls, non-current portion	44,972	39,408
Other non-current assets	1,085	1,004
Total assets	$466,756	$538,290
LIABILITIES, STOCKHOLDERS’ (DEFICIT) / MEMBERS' EQUITY, AND TEMPORARY EQUITY
Current liabilities
Accounts payable	$23,591	$20,295
Excise tax payable	1,188	1,188
Long-term notes payable, current portion	22,672	84,883
Deferred revenue, current portion	126,555	128,905
Operating lease liabilities, current portion	16,936	15,617
Finance lease liabilities, current portion	5,164	1,282
Other current liabilities	27,269	29,944
Short-term notes payable	5,268	5,962
Long-term notes payable - related party, current portion	23,552	6,677
Total current liabilities	252,195	294,753
Long-term notes payable, non-current portion	98,974	104,027
Long-term notes payable - related party, non-current portion	15,484	36,895
Operating lease liabilities, non-current portion	57,009	54,611
Finance lease liabilities, non-current portion	15,807	5,708
Deferred revenue, non-current portion	20,559	20,612
Warrant liabilities	2,445	3,014
Other non-current liabilities	33,260	30,342
Total liabilities	$495,733	$549,962

Temporary equity
Redeemable noncontrolling interest	192,024	159,514
Series A preferred stock, par value $0.0001; 25,000 shares authorized and 25,000 shares issued and outstanding	24,806	23,799
Series B preferred stock, par value $0.0001; 29,737 shares authorized and 29,737 shares issued and outstanding	20,218	15,073
Stockholders' (deficit) / equity
Accumulated other comprehensive loss	(2)	(56)
Class A common stock; par value $0.0001; 200,000,000 and 200,000,000 shares authorized; 20,199,586 and 18,199,586 shares issued and outstanding, respectively	2	2
Class B common stock; par value $0.0001; 100,000,000 and 100,000,000 shares authorized; 59,930,000 and 59,930,000 shares issued and outstanding, respectively	6	6
Additional paid-in capital	19,552	9,618
Accumulated deficit	(301,020)	(244,177)
Total flyExclusive stockholders’ (deficit) / equity	(281,462)	(234,607)
Noncontrolling interests	15,437	24,549
Total stockholders’ (deficit) / equity	(266,025)	(210,058)
Total liabilities, temporary equity and stockholders' / members' equity	$466,756	$538,290

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

flyExclusive, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
(in thousands, except share amounts)	2025	2024
Revenue	$88,125	$79,972
Costs and expenses
Cost of revenue	76,825	74,234
Selling, general and administrative	20,990	25,183
Depreciation and amortization	6,251	6,491
(Gain) loss on aircraft sales and aircraft held for sale	(1,205)	1,489
Total costs and expenses	102,861	107,397
Loss from operations	(14,736)	(27,425)
Other income (expense)
Interest income	703	1,278
Interest expense	(5,388)	(4,655)
Change in fair value of warrant liabilities	569	(2,780)
Loss on extinguishment of debt	(4,161)	—
Other (expense) income	(34)	592
Total other income (expense), net	(8,311)	(5,565)
Loss before income taxes	(23,047)	(32,990)
Income tax benefit	—	—
Net loss	(23,047)	(32,990)
Less: Net loss attributable to redeemable noncontrolling interests	(17,558)	(21,699)
Less: Net loss attributable to noncontrolling interests	(40)	(5,450)
Net loss attributable to flyExclusive, Inc.	(5,449)	(5,841)
Add: Series A Preferred Dividends	(1,007)	(285)
Add: Series B Preferred Dividends	(992)	—
Net loss attributable to common stockholders	$(7,448)	$(6,126)
Basic and Diluted Earnings (Loss) Per Share	$(0.30)	$(0.35)
Weighted Average Common Shares Outstanding (Basic & Diluted)	25,156,561	17,305,720
Other comprehensive loss
Net loss attributable to flyExclusive, Inc.	$(5,449)	$(5,841)
Unrealized gains (losses) on available-for-sale debt securities	54	(169)
Comprehensive loss attributable to flyExclusive, Inc.	$(5,395)	$(6,010)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

flyExclusive, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Condensed Consolidated Statements of Stockholders' Equity (Deficit) / Members' Equity (Deficit) and Temporary Equity (Unaudited)

	Temporary Equity			Permanent Equity
	Redeemable noncontrolling	Series A Preferred	Series B Preferred	Class A Common stock		Class B Common stock		Additional paid-in	Accumulated other comprehensive income	Accumulated	Total fly Exclusive stockholders’ equity	Noncontrolling	Total stockholders’ equity (deficit) / members'
(in thousands, except share amounts)	interest	stock	stock	Shares	Amount	Shares	Amount	capital	(loss)	deficit	(deficit)	Interests	equity
Balances at December 31, 2024	$159,514	$23,799	$15,073	18,199,586	$2	59,930,000	$6	$9,618	$(56)	$(244,177)	$(234,607)	$24,549	$(210,058)
Contributions from non controlling interests		—	—	—	—	—	—	—	—	—	—	71	71
Distributions to non controlling interests	—	—	—	—	—	—	—	—	—	—	—	(9,143)	(9,143)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	—	54	—	54	—	54
Issuance of Class A common stock pursuant to Securities Purchase Agreement	—	—	—	2,000,000	—	—	—	5,800	—	—	5,800	—	5,800
Issuance of Series B Preferred stock	—	—	3,963	—	—	—	—	4,426	—	—	4,426	—	4,426
Accretion of Redeemable non controlling interest to redemption amount	50,068	—	—	—	—	—	—	(1,166)	—	(49,395)	(50,561)	—	(50,561)
Dividends payable on Series A Preferred temporary equity	—	662	—	—	—	—	—	—	—	(662)	(662)	—	(662)
Amortization of discount on Series A Preferred temporary equity	—	345	—	—	—	—	—	—	—	(345)	(345)	—	(345)
Dividends payable on Series B Preferred temporary equity	—	—	992	—	—	—	—	—	—	(992)	(992)	—	(992)
Amortization of discount on Series B Preferred temporary equity	—	—	190	—	—	—	—	(190)	—	—	(190)	—	(190)
Stock based compensation	—	—	—	—	—	—	—	1,064	—	—	1,064	—	1,064
Net loss	(17,558)	—	—	—	—	—	—	—	—	(5,449)	(5,449)	(40)	(5,489)
Balances at March 31, 2025	$192,024	$24,806	$20,218	20,199,586	$2	59,930,000	$6	$19,552	$(2)	$(301,020)	$(281,462)	$15,437	$(266,025)

flyExclusive, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Deficit) / Members' Equity (Deficit) and Temporary Equity (Unaudited) (continued)

	Temporary Equity			Permanent Equity
	Redeemable noncontrolling	Series A Preferred	Series B Preferred	Class A Common stock		Class B Common stock		Additional paid-in	Accumulated other comprehensive income	Accumulated	Total fly Exclusive stockholders’ equity	Noncontrolling	Total stockholders’ equity (deficit) / members'
(in thousands, except share amounts)	interest	stock	stock	Shares	Amount	Shares	Amount	capital	(loss)	deficit	(deficit)	Interests	equity
Balances at December 31, 2023	$(35,525)	$—	$—	16,647,529	$2	59,930,000	$6	$126,978	$(69)	$(80,456)	$46,461	$24,394	$70,855
Contributions from non controlling interests	—	—	—	—	—	—	—	—	—	—	—	157	157
Distributions to non controlling interests	—	—	—	—	—	—	—	—	—	—	—	(2,455)	(2,455)
Acquisitions of non controlling interests	—	—	—	—	—	—	—	(1,984)	—	—	(1,984)	(1,434)	(3,418)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	—	(169)	—	(169)	—	(169)
Exchange of warrants for Class A common stock	—	—	—	277,447	—	—	—	371	—	—	371	—	371
Issuance of Class A common stock upon cashless exercise of warrants	—	—	—	967,045	—	—	—	4,302	—	—	4,302	—	4,302
Issuance of Series A Preferred stock	—	20,361	—	—	—	—	—	—	—	—	—	—	—
Accretion of Redeemable non controlling interest to redemption amount	192,364	—	—	—	—	—	—	(129,667)	—	(62,697)	(192,364)	—	(192,364)
Dividends payable on Series A Preferred temporary equity	—	188	—	—	—	—	—	—	—	(188)	(188)	—	(188)
Amortization of discount on Series A Preferred temporary equity	—	97	—	—	—	—	—	—	—	(97)	(97)	—	(97)
Net loss	(21,699)	—	—	—	—	—	—	—	—	(5,841)	(5,841)	(5,450)	(11,291)
Balances at March 31, 2024	$135,140	$20,646	$—	17,892,021	$2	59,930,000	$6	$—	$(238)	$(149,279)	$(149,509)	$15,212	$(134,297)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

flyExclusive, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(23,047)	$(32,990)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	5,933	6,491
Amortization of finance lease right-of-use assets	318	—
Amortization of contract costs	364	275
Non-cash interest income	(634)	(768)
Non-cash interest expense	1,519	324
Non-cash rent expense	5,574	5,599
(Gain) loss on aircraft sales and aircraft held for sale	(1,205)	1,489
(Gain) on lease termination	(38)	(132)
Provision for credit losses	62	1,756
Realized (gain) loss on investment securities	(43)	46
Change in fair value of private placement warrant liability	(347)	910
Change in fair value of public warrant liability	(202)	4,202
Change in fair value of penny warrant liability	(20)	(2,332)
Loss on extinguishment of debt	4,161	—
Stock-based compensation	1,064	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(567)	249
Due from related parties	491	(69)
Other receivables	(266)	(680)
Parts and supplies inventory	(349)	(247)
Prepaid expenses and other current assets	530	(2,081)
Operating lease liabilities	(5,331)	(5,738)
Other assets	(81)	(31)
Accounts payable	3,296	1,910
Other current liabilities	(2,394)	(5,690)
Deferred revenue	(2,170)	(666)
Other non-current liabilities	2,918	2,208
Net cash flows from operating activities	(10,464)	(25,965)
Cash flows from investing activities:
Capitalized development costs	(23)	(165)
Purchases of property and equipment	(4,098)	(38,531)
Proceeds from sales of property and equipment	19,198	—
Finance lease direct initial costs	(381)	—
Purchases of engine overhauls	(5,438)	(2,705)
Purchases of investments	(15,457)	(28,962)
Proceeds from sale of investments	72,339	29,310
Proceeds from notes receivable	—	10,986
Net cash flows from investing activities	66,140	(30,067)

flyExclusive, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from financing activities:
Proceeds from issuance of debt	314	39,092
Repayment of debt	(67,056)	(10,270)
Payment of deferred financing costs	—	(1,019)
Payment of debt issuance costs	(373)	—
Principal payments from finance leases	(43)	—
Cash contributions - non-controlling interests	863	157
Cash distributions - non-controlling interests	(12,125)	(2,455)
Proceeds from preferred stock issuance, net of issuance costs	5,800	24,250
Net cash flows from financing activities	(72,621)	49,755
Net increase (decrease) in cash and cash equivalents	(16,945)	(6,277)
Cash and cash equivalents at beginning of period	31,694	11,626
Cash and cash equivalents at end of period	$14,749	$5,349
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Exchange of Fly public warrants for flyExclusive Class A common stock	$—	$371
Change in redemption value of redeemable noncontrolling interest	$50,068	$192,364
FlyExclusive Class A common stock issued on cashless exercise of public warrants	$—	$4,302
Issuance of penny warrants in connection with Class A Preferred temporary equity issuance	$—	$3,746
Increase in dividends payable and accreted discount on Series A Preferred temporary equity	$—	$285
Dividends payable on Class A Temporary Equity	$1,007	$—
Dividends payable on Class B Temporary Equity	$1,182	$—
Transfers from prepaid engine overhaul to property and equipment	$866	$5,346
Transfer of fixed assets and prepaid engine overhauls to held for sale	$605	$—
Unrealized change in fair value of available-for-sale securities	$(54)	$169
ROU assets obtained in exchange for operating lease liabilities	$7,833	$3,571
ROU assets obtained in exchange for finance lease liabilities	$14,023	$—
Non-cash exchanges for non-controlling ownership interest	$2,190	$3,692

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

flyExclusive, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

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

On December 27, 2023 (the "Closing Date"), EG Acquisition Corp., a Delaware corporation ("EGA"), and LGM, a North Carolina limited liability company, consummated a business combination (the "Merger") pursuant to the equity purchase agreement dated October 17, 2022 and subsequent amendment to the equity purchase agreement dated April 21, 2023, (collectively, the "Equity Purchase Agreement" or "EPA"). In connection with the closing of the Merger, EGA changed its name to flyExclusive, Inc. The Class A common stock of flyExclusive ("flyExclusive Class A Common Stock" or the "Company's Class A Common Stock") and the public warrants of flyExclusive (the “Public Warrants”) commenced trading on The NYSE American LLC under the symbol "FLYX" and "FLYX WS", respectively, on December 28, 2023.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition, and results of operations, for the interim periods presented.

The accompanying condensed consolidated financial statements were prepared in accordance with the requirements for interim financial information. Accordingly, these interim financial statements have not been audited and exclude certain disclosures required for annual financial statements. Also, the operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

redeemed for cash where redemption is not within the sole control of the Company are classified as temporary equity in the condensed consolidated balance sheets (unaudited) in accordance with Accounting Standards Codification ("ASC") 480-10-S99-3(A)(2).

Liquidity and Going Concern

Within the three months ended March 31, 2025, the Company incurred net losses and has operated with a working capital deficit. To date, the Company has financed its operations primarily through a combination of operating cash flows, the sale of equity securities and convertible debt, proceeds from the Merger (which was accounted for as a reverse recapitalization), and borrowings under loan facilities. At March 31, 2025, the Company had an accumulated deficit of $301,020 and a working capital deficit, as defined by a shortfall of current assets as compared with current liabilities of $185,391 and $150,784 as of March 31, 2025 and December 31, 2024, respectively. The Company’s net losses were $23,047 and $32,990 for the three months ended March 31, 2025 and 2024, respectively. Net cash flows used in operating activities were $10,464 and $25,965 for the three months ended March 31, 2025 and 2024, respectively. A significant component of the Company’s operating losses and working capital deficit resulted from increased general and administrative costs associated with becoming a public company at the end of December 2023.. The Company expects to incur operating losses in the near term as the Company advances its fleet modernization and associated cost savings initiatives.

As of March 31, 2025, the Company had cash and cash equivalents of $14,749.

The Company believes its cash and cash equivalents on hand, operating cash flows, and proceeds from the fractional program will be sufficient to fund operations, including capital expenditure requirements, for at least 12 months from the issuance date of these financial statements. However, the Company might need additional capital to fund growth plans or as circumstances change, which it would expect to obtain through equity issuances, refinancing existing debt, or new borrowings. Adequate capital may not be available to the Company when needed or on acceptable terms. If the Company is unable to raise capital, it could be forced to delay, reduce, suspend, or cease its working capital requirements, capital expenditures, and business development efforts, which would have a negative impact on its business, prospects, operating results, and financial condition.

2.
Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements (unaudited) in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements (unaudited) as well as the reported amounts of revenues and expenses during the reporting period. Estimates are based on several factors including the facts and circumstances available at the time the estimates are made, historical experience, risk of loss, general economic conditions and trends, and the assessment of the probable future outcome. Subjective and significant estimates include, but are not limited to, determinations of the useful lives and expected future cash flows of long-lived assets, including intangibles, estimates of allowances for uncollectible accounts, parts and supplies inventory reserve, determination of impairment and fair value estimates associated with asset acquisitions, and aircraft held for sale. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of changes, if any, are reflected in the condensed consolidated statements of operations and comprehensive loss (unaudited) in the period that they are determined.

Segment Information

The Company determines its operating segment after considering the Company’s organizational structure and the information regularly reviewed and evaluated by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has determined that its CODM is its Chief Executive Officer. The CODM reviews the financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. On the basis of these factors, the Company determined that it operates and manages its business as one operating segment, charter aviation services. All ancillary and other revenue sources such as fractional ownership and MRO services are primarily to support the provision of the Company’s charter services to customers. Substantially all the Company’s long-lived assets are held in the United States, and revenue

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

from charter aviation services is substantially earned from flights throughout the United States. See Note 4 "Segment Information" for additional disclosures.

Public Warrants, Private Warrants, and Penny Warrants

As of March 31, 2025 the Company has the following warrants issued, (i) the Public Warrants initially included in the EGA units issued in EGA's initial public offering, (ii) the warrants of EGA held by EG Sponsor LLC (the “EGA Sponsor”) that were issued to the EGA Sponsor at the closing of EGA's initial public offering (the "Private Placement Warrants,"), (iii) warrants issued on March 4, 2024 in connection with the Series A Preferred Stock offering as described within Note 24 "Stockholders’ Equity / Members' Deficit and Noncontrolling Interests" (the "Series A Penny Warrants"), (iv) warrants issued on August 8, 2024, August 14, 2024, and March 21, 2025 in connection with the March 2025 and August 2024 Series B Preferred Stock offerings and the March 2025 note conversion as described within Note 24 "Stockholders' Equity/Members' Deficit and Noncontrolling Interests" (the "Series B Penny Warrants," together with the Series A Penny Warrants, the "Penny Warrants," and together with the Public Warrants, the Private Placement Warrants and the Series A Penny Warrants, the "Warrants").

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

Receivables, Net of Allowance for Credit Losses

Accounts receivables are recorded at the invoiced or earned amount billed to the customers and are reported as net of an allowance for credit losses. The Company applies an incurred loss estimate to calculate the allowance for doubtful accounts. Under ASC Topic 326, the Company maintains an allowance for credit losses and considers the level of past-due accounts based on the contractual terms of the receivables, historical write offs, and existing economic conditions, as well as its relationships with, and the economic status of individual accounts to calculate the allowance for credit losses. The estimated credit losses charged to the allowance is recorded as "Selling, general and administrative" in the condensed consolidated statements of operations and comprehensive loss (unaudited). Accounts receivables are written off when deemed uncollectible based on individual credit evaluations and specific circumstances. The Company had an allowance for credit losses on accounts receivable of $80 as of both March 31, 2025 and December 31, 2024.

Notes receivables are recorded at amortized cost, and are reported as net of an allowance for credit losses. Under ASC Topic 326, the Company maintains an allowance for credit losses based on the difference between the fair value of the collateral associated with the note, less costs to sell the asset, and the amortized cost basis of the note. The Company had an allowance for credit losses on notes receivable of $0 as of both March 31, 2025 and December 31, 2024.

Noncontrolling interest

Noncontrolling interests represent ownership interests attributable to third parties in certain consolidated subsidiaries and VIEs. Noncontrolling interests are presented as a separate component of equity on the condensed consolidated balance sheets (unaudited), condensed consolidated statements of operations and comprehensive loss (unaudited), and condensed consolidated statements of stockholders' equity (deficit) / members' equity (deficit) and temporary equity (unaudited) attributed to controlling and noncontrolling interests.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Redeemable Noncontrolling Interest

In connection with the Merger, the former holders (the "Existing Equityholders") of units of ownership interest in LGM (the "LGM Common Units") retained post-Merger ownership interests in LGM as noncontrolling interests. Pursuant to the Amendment and Restated Operating Agreement, dated December 27, 2023 (the "Operating Agreement"), upon the first anniversary of the Closing Date, the Existing Equityholders may redeem all or a portion of their LGM Common Units for either (a) shares of the Company's Class A Common Stock or b) an equivalent amount of cash as determined pursuant to the Operating Agreement.

While the Company determines whether redemption settlement is for cash or shares, settlement is not considered within the sole control of the Company as the holders of the Company's Class B common stock (“flyExclusive Class B Common Stock” or the “Class B Common Stock") will designate a majority of the members of the Company's board of directors (the "Board"). Since redemption for cash is not considered within the sole control of the Company, the noncontrolling interest is classified as temporary equity in accordance with ASC 480-10-S99-3(A)(2).

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

Temporary Equity

The Company accounts for its common and preferred stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common and preferred stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common and preferred stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Series A Preferred Stock and Series B Preferred Stock (as defined within Note 24 "Stockholders’ Equity / Members' Deficit and Noncontrolling Interests") feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 25,000 shares of Series A Preferred Stock and 29,737 shares of Series B Preferred Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet at March 31, 2025.

(Gain) Loss on Aircraft Sales and Aircraft Held for Sale

The Company occasionally sells aircraft held for use from its fleet. The (gain) or loss from each transaction is recognized upon completion of the sale as a (gain) or loss on aircraft sales which is presented within the (gain) loss on aircraft sales and aircraft held for sale on the condensed consolidated statements of operations and comprehensive loss (unaudited).

The (gain) or loss on aircraft previously held for use as property and equipment and subsequently elected to actively market for sale is presented within the (gain) loss on aircraft sales and aircraft held for sale on the condensed consolidated statements of operations and comprehensive loss (unaudited). When a decision is made to actively market for sale, depreciation is discontinued, and aircraft held for sale is recorded at the lower of carrying value and fair value less costs to sell. We present aircraft assets held for sale at the lower of their current carrying value or their fair market value less costs to sell including $9,770 classified within “Current assets” and $2,509

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

classified within "non current assets" on the Company’s condensed consolidated balance sheet (unaudited) as of March 31, 2025. The fair values are based upon observable and unobservable inputs, including market trends and conditions. The assumptions used to determine the fair value of the assets held for sale are subject to inherent uncertainty and could produce a wide range of outcomes which the Company will continue to monitor in future periods as new information becomes available. Prior to the ultimate sale of the assets, subsequent changes in the estimate of the fair value of the assets held for sale will be recorded as a (gain) or loss with a corresponding adjustment to the assets’ carrying value.

As of March 31, 2025 and December 31, 2024, the Company had 3 aircraft classified as held for sale. The following table summarizes the Company's held for sale activity during the three months ended March 31, 2025:

Three Months Ended March 31,
2025
Aircraft held for sale as of December 31, 2024	$11,871
Aircraft held for sale sold	—
Aircraft reclassified to held for sale	605
Impairment gain (loss) due to fair value adjustments	(197)
Aircraft held for sale as of March 31, 2025	$12,279

Contract Acquisition Costs

The Company pays commissions on deposits from new and recurring Jet Club member contracts. These commissions are contract acquisition costs that are capitalized as an asset on the condensed consolidated balance sheets (unaudited) as these are incremental amounts directly related to attaining contracts with customers. Sales commissions capitalized were $446 and $253 during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, contract acquisition costs of $909 and $923, respectively, were included within Prepaid expenses and other current assets and $1,046 and $965, respectively, were included within Other non-current assets on the condensed consolidated balance sheets (unaudited).

Capitalized contract costs are amortized on a straight-line basis concurrently over the same period of benefit in which the associated revenue is recognized. Amortization expense related to capitalized contract costs included in selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss (unaudited) was $364 and $275 during the three months ended March 31, 2025 and 2024, respectively.

Other Accounting Policies

See the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for a description of other accounting principles upon which basis the accompanying consolidated financial statements in this Report were prepared.

Recently Adopted Accounting Pronouncements

In the fourth quarter of 2024, the Company adopted the annual and interim disclosure requirements of Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments expand a public business entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM, clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. See Note 4 for applicable reportable segment disclosures required by this guidance.

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 enhances the disclosures surrounding income taxes, specifically in relation to the rate reconciliation table and

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

income taxes paid. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of the ASU is not expected to have a material impact on the Company's consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," which is intended to improve disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Such information should allow investors to better understand an entity's performance, assess future cash flows, and compare performance over time and with other entities. The amendments will require public business entities to disclose in the notes to the financial statements, at each interim and annual reporting period, specific information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement, and the total amount of an entity's selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

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

The following table sets forth the computation of the Company’s basic and diluted net (loss) income per share:

	Three Months Ended March 31,	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(23,047)	$(32,990)
Less: Net loss attributable to redeemable noncontrolling interests	(17,558)	(21,699)
Less: Net loss attributable to noncontrolling interests	(40)	(5,450)
Add: Series A Preferred Dividends	(1,007)	(285)
Add: Series B Preferred Dividends	(992)	—
Basic Net loss attributable to common stockholders	$(7,448)	$(6,126)
Denominator:
Weighted Average Class A Common Stock outstanding	18,732,919	16,920,382
Weighted Average Class A Common Stock issuable under Series A Penny Warrants	1,282,742	385,338
Weighted Average Class A Common Stock issuable under Series B Penny Warrants	5,140,900	—
Weighted Average Shares Outstanding - basic and diluted	25,156,561	17,305,720
Basic and Diluted Earnings (Loss) Per Share
Basic	$(0.30)	$(0.35)
Diluted	$(0.30)	$(0.35)

The following table summarizes potentially dilutive outstanding securities for the three months ended March 31, 2025 which were excluded from the calculation of diluted EPS, because their effect would have been anti-dilutive:

Public warrants	2,519,869
Private Placement Warrants	4,333,333
Penny Warrants	1,304,742
Total anti-dilutive features	8,157,944

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

4.
Segment Information

The Company has one reportable segment, private aviation services, managed on a consolidated basis by the Chief Executive Officer who is the CODM. The private aviation services segment provides charters, aircraft partnerships, jet club memberships, fractional ownership shares, MRO, and aircraft management services. The Company derives revenue primarily in North America and manages the business activities on a consolidated basis.

The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance and decides how to allocate resources based on net loss that is also reported on the income statement as consolidated net loss. The measure of segment assets is reported on the balance sheet as consolidated total assets.

The CODM allocates resources and evaluates performance based on net loss, which is the Company’s measure of segment profit or loss. The CODM considers budget to actual and year-over-year variances for net loss when making decisions about how to utilize the Company’s resources.The components of segment profit or loss were as follows:

	Three Months Ended March 31,
	2025	2024
Total Revenue	$88,125	$79,972
Less:
Cost of revenue	76,825	74,234
Selling, general and administrative	20,990	25,183
Depreciation and amortization	6,251	6,491
(Gain) loss on aircraft sales and aircraft held for sale	(1,205)	1,489
Other[a]	8,311	5,565
Net Loss	$(23,047)	$(32,990)
a: Includes all items within other income (expense) on the condensed consolidated statements of operations and comprehensive loss (unaudited).

5.
Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Fair Value Measurements at March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$1,504	$—	$—	$1,504
Investments in Securities	—	8,021	—	8,021
	$1,504	$8,021	$—	$9,525
Liabilities:
Warrant liability - public warrants	$252	$—	$—	$252
Warrant liability - private placement warrants	—	433	—	433
Warrant liability - Series A penny warrants	—	—	1,760	1,760
	$252	$433	$1,760	$2,445

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$2,710	$—	$—	$2,710
Investments in Securities	849	64,692	—	65,541
	$3,559	$64,692	$—	$68,251
Liabilities:
Warrant liability - public warrants	$454	$—	$—	$454
Warrant liability - private placement warrants	—	$780	$—	780
Warrant liability - Series A penny warrants	—	—	1,780	1,780
	$454	$780	$1,780	$3,014

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

The Company’s Level 3 liability consists of the Series A Penny Warrants associated with the issuance of Series A Preferred Stock. This liability has been classified as Level 3 due to the use of unobservable inputs within the valuation, namely volatility.

The fair value of the Series A Penny Warrant liability as of March 31, 2025 and December 31, 2024 was determined utilizing a Monte Carlo simulation valuation method, using the following inputs and assumptions:

$ in thousands, except for Stock price, Strike price, and share amounts	March 31, 2025
Warrant Shares	1,304,742
Aggregate Value Cap	$11,250
Stock price	$3.11
Strike price	$0.01
Term (in years)	3.9 years
Volatility	105.0%
Risk free rate	3.9%
Dividend Rate	—%

$ in thousands, except for Stock price, Strike price, and share amounts	December 31, 2024
Warrant Shares	1,274,742
Aggregate Value Cap	$11,250
Stock price	$3.15
Strike price	$0.01
Term (in years)	4.2
Volatility	100.0%
Risk free rate	4.3%
Dividend Rate	—%

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

There have been no other changes in valuation techniques and related inputs. As of March 31, 2025 and December 31, 2024, there were no transfers between Level 1, Level 2, and Level 3.

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

Management analyzes the Company’s variable interests including loans, guarantees, and equity investments, to determine if the Company has any variable interests in these entities. This analysis includes both qualitative and quantitative reviews. Qualitative analysis is based on an evaluation of the design and primary risk of these entities, their organizational structures including decision making abilities, and financial and contractual agreements. Quantitative analysis is based on these entities’ equity interests and investment. The Company determined it has variable interests in the paint entity and SAEs with Equity as a result of its equity interest in these entities. For those SAEs without Equity in which the Company has a (a) lease agreement for the aircraft which is the primary asset of these entities (the “lessor SAEs without Equity”), and (b) either (i) has a call option and/or (ii) a lessor put option for a fixed purchase price, it is determined that the Company has variable interests in the lessor SAEs without Equity.

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

The Company’s condensed consolidated balance sheets (unaudited) include the following assets and liabilities of these VIEs:

	March 31, 2025	December 31, 2024
Cash	$703	$737
Property and equipment, net	57,904	61,769
Long-term notes payable, current portion	7,636	7,690
Long-term notes payable, non-current portion	26,836	29,619

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The Company’s condensed consolidated statements of operations and comprehensive loss (unaudited) include the following expenses of these VIEs:

	Three Months Ended March 31,
	2025	2024
Interest expense	$476	$512
Depreciation and amortization	1,080	1,752

The assets of the Company’s VIEs are only available to settle the obligations of these entities. Creditors of each of the VIEs have no recourse to the general credit of the Company.

While the Company has no contractual obligation to do so, it may voluntarily elect to provide the VIEs with additional direct or indirect financial support based on its business objectives. The Company provided financial contributions to the VIEs in the amount of $863 and $157 during the three months ended March 31, 2025 and 2024, respectively.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

7.
Revenue

Disaggregation of Revenue

The following table disaggregates revenue by service type and the timing of when these services are provided to the member or customer:

	Three Months Ended March 31,
	2025	2024
Services transferred at a point in time:
Flights	$82,747	$76,119
Aircraft Management Services	765	—
Services transferred over time:
Memberships	1,056	1,468
MRO	1,761	1,490
Fractional ownership purchase price	1,796	895
	$88,125	$79,972

Transaction Price

The transaction prices for each of the primary revenue streams are as follows:

•
Jet Club and Charter – Membership fees (less credits issued), and flight related charges based on trips flown
•
MRO – Time and materials incurred for services performed
•
Fractional Ownership – The portion of fractional interest purchase price allocated to revenue, and flight related charges based on trips flown; and
•
Aircraft Management Services – Fixed monthly management fees charged to third-party aircraft owners

The following tables provide a rollforward of deferred revenue for the three months ended March 31, 2025:

Amount
Balance as of December 31, 2024	$149,517
Revenue recognized	76,370
Revenue deferred	(78,773)
Balance as of March 31, 2025	$147,114

8.
Other Receivables

Other receivables consisted of the following:

	March 31, 2025	December 31, 2024
Rebate receivables	$1,153	$1,117
Federal excise tax receivable	5,494	5,414
Insurance settlement in process	225	—
Income tax receivable	460	460
Other	74	149
	$7,406	$7,140

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

9.
Parts and Supplies Inventory

Parts and supplies inventory consists primarily of aircraft parts and materials and supplies. Parts and supplies inventory, net of reserve, consisted of the following:

	March 31, 2025	December 31, 2024
Aircraft parts	$5,243	$5,101
Materials and supplies	970	753
Less: parts and supplies inventory reserve	(206)	(196)
	$6,007	$5,658

10.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2025	December 31, 2024
Prepaid vendor expenses	$3,307	$3,239
Prepaid insurance	41	690
Prepaid directors and officers insurance	1,859	2,032
Prepaid maintenance	180	154
Prepaid non-aircraft subscriptions	245	407
MRO revenue in excess of billings	301	326
Deferred commission	909	923
	$6,842	$7,771

11.
Investments in Securities

The cost and fair value of marketable securities are as follows:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal bonds	$8,023	$—	$(2)	$8,021

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills	$55,009	$190	$—	$55,199
Municipal bonds	9,631	38	(351)	9,318
Corporate/government bonds	479	33	—	512
Other bonds	478	34	—	512
	$65,597	$295	$(351)	$65,541

The aggregated unrealized gain (loss) on available-for-sale debt securities in the amounts of $(2) and $(56) have been recognized in accumulated other comprehensive income (loss) in the Company’s condensed consolidated balance sheets (unaudited) as of March 31, 2025 and December 31, 2024, respectively.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

12.
Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2025	December 31, 2024
Transportation equipment	$312,583	$329,416
Office furniture and equipment	3,216	3,216
Leasehold improvements	2,385	2,328
Construction in progress	236	236
Deposits on transportation equipment	17,269	14,165
	335,689	349,361
Less: Accumulated depreciation	(91,723)	(89,487)
Property and equipment, net	$243,966	$259,874

Depreciation expense of property and equipment was $5,727 and $6,179, respectively for the three months ended March 31, 2025 and 2024. The net carrying value of disposals of long-lived assets as of March 31, 2025 and December 31, 2024 was $14,368 and $23,449, respectively.

Interest payments on borrowings to acquire aircraft are capitalized for the month of acquisition when the aircraft’s in-service date begins following the 15th of the month. Interest payments for the month of acquisition would be expensed if the aircraft is placed into service before the 15th of the month. Capitalized interest was $0 as of March 31, 2025 and December 31, 2024, and was included as a component of construction in progress prior to the equipment’s in-service date.

13.
Intangible Assets

Intangible assets, net are as follows:

	March 31, 2025
	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted- Average Useful Life (in years)
Software - in service	$4,001	$(3,180)	$821	3
FAA certificate	650	—	650	Indefinite
Total acquired intangible assets	$4,651	$(3,180)	$1,471

	December 31, 2024
	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted- Average Useful Life (in years)
Software - in service	$3,978	$(3,028)	$950	3
FAA certificate	650	—	650	Indefinite
Total acquired intangible assets	$4,628	$(3,028)	$1,600

Amortization of intangible assets was $152 and $294 for the three months ended March 31, 2025 and 2024, respectively. The Company did not record any impairment charges related to intangible assets for the three months ended March 31, 2025 and 2024.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The following is a schedule of estimated amortization expense for the following periods:

Fiscal Year	Amount
Remainder of 2025	$401
2026	332
2027	87
2028	1
2029	—
Thereafter	—
$821

14.
Other Current Liabilities

Other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Accrued vendor payments	$4,851	$6,528
Accrued ERC payments	9,044	9,044
Accrued directors and officers insurance	1,780	1,780
Accrued employee-related expenses	8,852	10,239
Accrued engine expenses	975	713
Accrued tax expenses	1,161	1,072
Accrued interest	511	472
Other	95	96
	$27,269	$29,944

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

As of March 31, 2025, the Company has received ERC payments totaling $9,044. The Company’s legal counsel has issued a legal opinion that the Company, more likely than not, qualified for the ERC. However, it remains uncertain whether the Company meets the eligibility qualifications required for the ERC. Therefore, the balance was included in Other current liabilities in the condensed consolidated balance sheets (unaudited) as of March 31, 2025 and December 31, 2024 since the Company may potentially be required to repay the ERC.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

15.
Other Non-Current Liabilities

Other non-current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Fractional ownership deposits	$33,260	$30,342
Other	—	—
	$33,260	$30,342

16.
Debt

The components of the Company’s outstanding Short-term notes payable consisted of the following:

	Interest Rates	March 31, 2025	December 31, 2024
Short-term notes payable
Bank 2	7.8%	$5,283	$5,962
Less: Unamortized debt issuance costs		(15)	—
Total short-term notes payable		$5,268	$5,962

In June 2023, the Company entered into two loan agreements in the amounts of $8,000 and $6,400 principal. Both loans bear an interest rate of 7.75%. These loans originally had a maturity date of six months from the loan date. The maturity date of the $6,400 loan has been extended to June 2025, and the $8,000 loan to June 2029.

As of March 31, 2025 and December 31, 2024, unamortized debt issuance costs were $15 and $0, respectively for short-term notes payable.

During the three months ended March 31, 2025 and 2024 the Company recorded $15 and $0, respectively, in amortization of debt issuance cost within interest expense in the condensed consolidated statements of operations and comprehensive loss (unaudited).

Total interest expense related to short-term debt was $108 and $125 for the three months ended March 31, 2025 and 2024, respectively.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The components of the Company’s outstanding long-term debt consisted of the following:

	Interest Rates		Amounts		Maturity Dates
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Long-term notes payable with banks for the purchase of aircrafts
Bank 1	4.0% - 7.3%	4.0% - 7.3%	$11,423	$11,841	Aug 2025 - Feb 2029	Aug 2025 - Feb 2029
Bank 2	4.0% - 7.8%	4.0% - 7.8%	9,228	12,325	Jun 2025 - Apr 2029	Jun 2025 - Apr 2029
Bank 3	2.3% + SOFR**	2.3% + SOFR**	1,611	1,653	Sep 2025	Sep 2025
Bank 4	5.3% - 6.0%*	5.3% - 6.0%*	3,166	3,289	Jul 2030 - Sep 2030	Jul 2030 - Sep 2030
Bank 5	7.7%	7.7%	1,548	1,614	Jan 2030	Jan 2030
Bank 6	4.0%	4.0%	731	800	Sep 2027	Sep 2027
Bank 7	8.8%	8.8%	12,249	12,361	May 2029	May 2029
Long-term notes payable with financial institutions for the purchase of aircrafts
Financial Institution 1	0.25% + Schwab Loan Rate	0.25% + Schwab Loan Rate	2,869	2,959	Dec 2027	Dec 2027
Financial Institution 2	3.6% - 7.0%	3.6% - 7.0%	7,632	7,796	Nov 2026 - May 2027	Nov 2026 - May 2027
Financial Institution 3	9.0% - 9.5%	9.0% - 9.5%	33,774	34,407	Sep 2033 - Mar 2034	Sep 2033 - Mar 2034
Credit facilities with financial institutions
Financial Institution 4	2.3% + SOFR** - 2.8% + SOFR**	1.5% + SOFR** - 2.8% + SOFR**	3,026	62,666	See disclosure below	See disclosure below
Other long-term debt payable
EID loan	See disclosure below	See disclosure below	122	122	See disclosure below	See disclosure below
Long-term debt from VIEs			34,472	37,310
Total Long-term notes payable			121,851	189,143
Less: Unamortized debt issuance costs and debt discount			(205)	(233)
Less: current portion			(22,672)	(84,883)
Long-term notes payable, non-current portion			$98,974	$104,027

* The payment terms dictate that the Note shall bear interest at a rate equal to the Prime Rate plus 275 basis points with an initial interest rate set at 6% based on the Prime Rate and Loan Spread at the time of the agreement. The interest rate is to be adjusted every 5 years and be based on the Prime Rate published as of the date plus the Loan Spread.

** SOFR is defined as “Secured Overnight Financing Rate.”

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

The lender may impose a restriction that the outstanding balance of the note may not exceed a percentage of the retail value of the collateral. In the event the outstanding value of the loan exceeds the percentage threshold of the collateralized aircraft, the borrowers may be required to make a payment in order to reduce the balance of the loan. Pursuant to the loan agreements, the borrowers must maintain certain debt service ratios (such as cash flow to leverage or certain EBITDA to total borrowings) specific to each lender as

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

long as the borrowers hold outstanding loans. There were twenty seven separate loan agreements (each loan agreement includes the initial agreement and amendments if applicable) with note payable balances outstanding as of March 31, 2025, compared to thirty separate loan agreements as of December 31, 2024.

As of March 31, 2025 and December 31, 2024, unamortized debt issuance costs were $205 and $233 for long-term notes payable (excluding convertible note), respectively.

During the three months ended March 31, 2025 and 2024, the Company recorded $28 and $16, respectively, in amortization of debt issuance cost within interest expense in the condensed consolidated statements of operations and comprehensive loss (unaudited).

Total interest expense related to long-term debt (excluding convertible note and VIEs) was $2,354 and $2,730 for the three months ended March 31, 2025 and 2024, respectively.

The table below presents the Company’s contractual principal payments (not including debt issuance costs) as of March 31, 2025 under then-outstanding long-term debt agreements in each of the next five calendar years (does not include VIE loans):

Fiscal year	Amount
Remainder of 2025	$13,109
2026	13,312
2027	12,337
2028	5,215
2029	21,395
Thereafter	22,011
87,379
Long-term notes payable from VIE	34,472
Debt issuance costs	(205)
Total long-term notes payable	$121,646

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

The Credit Facility contains clauses requiring the Company to maintain its limited liability companies’ existence and to not permit any of the subsidiaries to liquidate, dissolve, change their names, or consolidate with other corporations without prior consent of the Lender. The original loan agreement states that the Company may not re-borrow any amounts repaid to the Lender. The term loan is collateralized by substantially all assets of the borrower and initially expires August 2019. The Credit Facility also contains other customary covenants, representations and events of default.

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

As of March 31, 2025 and December 31, 2024, the aggregate outstanding balances on the term loan were $3,026 and $3,126, respectively, and the Company had approximately $12,224 and $12,124 additional available borrowing capacity under the term loan, respectively. As of March 31, 2025 the term loans bear maturity dates from March 2025 to April 2027.

Credit Facility (Revolving Line of Credit)

In March 2023, the Company entered into a revolving uncommitted line of credit loan with the lender (the “LOC Master Note”). The LOC Master Note provides a line of credit of up to $60,000 and the Company may request one or more loans from time to time until the scheduled maturity date of March 9, 2024 (“LOC Master Note Maturity Date”). The LOC Master Note is collateralized by the Company’s investment accounts and money market accounts with the lender.

At the Company’s option, the interest rate on term loans drawn from the LOC Master Note is equal to either the Prime-Based Rate, defined as the greater of 1.25% or the prime rate minus 1.88%, or the Daily Simple SOFR-Based Rate, defined as the greater of 1.25% or the Daily Simple SOFR plus 1.25% (“Interest Rate Option”). The Company agrees to pay accrued interest monthly on the 9th day of each month, beginning with the first of such dates to occur after the date of the first loan, at maturity of the LOC Master Note, and upon payment in full, whichever is earlier or more frequent. After maturity, whether by acceleration or otherwise, interest shall be payable upon demand. The Company may prepay any principal bearing interest at any Interest Rate Option in whole or in part without breakage fee, penalty or premium; provided, however, that if a swap agreement with a Daily Simple SOFR-Based Rate is in effect between Lender and the Company in connection with a loan made pursuant to this LOC Master Note, any applicable swap breakage fees, penalties, premiums and costs will apply. There is no swap agreement in place as of March 31, 2025.

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

As of December 31, 2024, the Company had an outstanding balance on the LOC Master Note of $59,540 with the selected interest option of SOFR plus 1.50%.

On March 7, 2025, the Company paid in full the $59,540 balance on the LOC Master Note and closed the LOC. As of March 31, 2025, the Company has an outstanding balance of $0.

Debt Covenants

Financial covenants contained in the debt borrowings mandate that the Company maintains certain financial metrics, including, but not limited to, debt service coverage ratios, fixed charge cover ratios, or cash flow cover ratios. If the Company is unable to maintain the financial metric, it is a breach of the debt covenant and is considered an event of default. An event of default can result in all loans and other obligations becoming immediately due and payable, including the advance of any sums necessary to cure the event of default, allowing the lenders to seize the collateralized assets, which include aircraft and the debt agreements being terminated. As of December 31, 2024, the Company was not in compliance with certain financial covenants and obtained waiver request letters from the

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

various lenders. Pursuant to the waiver letters, the lenders agreed to waive the financial covenants as of December 31, 2024. The aggregate balances of outstanding debt obligations for which waiver letters were received was $0 and $19,365 as of March 31, 2025 and December 31, 2024, respectively.

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

17.
Leases

The Company’s lease arrangements generally pertain to real estate leases and aircraft. The Company leases real estate including hangars and office space under operating leases, ranging from two to thirty years. As of March 31, 2025 and December 31, 2024, the Company operated 36 and 34 aircraft, respectively, under non-cancellable operating leases ranging from three months to seven years for charter flight services. For the Company’s aircraft leases, in addition to the fixed lease payments for the use of the aircraft, the Company is also obligated to pay into aircraft engine reserve programs and additional variable costs which are expensed as incurred and are not included in the measurement of our leases. These payments amounted to $4,416 and $3,421 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company operated 2 aircraft under non-cancellable finance leases.

Vehicle leases typically have month-to-month lease terms and are classified as short-term leases.

The following table sets forth information about the Company’s lease costs for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$5,574	$5,599
Short-term lease cost	495	324
Finance lease cost:
Amortization of right-of-use assets	318	—
Interest on lease liabilitites	357	—
Total lease costs	$6,744	$5,923

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The following table sets forth supplemental cash flow information about the leases for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
ROU assets obtained in exchange for new lease liabilities
Operating lease liabilitites	$7,833	$3,571
Finance lease liabilities	$14,023	$—

Supplemental balance sheet information related to the leases is as follows:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term – operating leases	8.71 years	9.09 years
Weighted-average discount rate – operating leases	7.08%	6.87%
Weighted-average remaining lease term – finance leases	4.81 years	4.83 yeas
Weighted-average discount rate – finance leases	8.84%	8.23%

The Company’s future lease payments under operating leases as of March 31, 2025 are as follows:

Fiscal Year	Amount
Remainder of 2025	$16,205
2026	19,715
2027	15,207
2028	7,896
2029	5,395
Thereafter	40,522
Total undiscounted cash flows	104,940
Less: Imputed interest	(30,995)
Present value of lease liabilities	$73,945

The Company’s future lease payments under finance leases as of March 31, 2025 are as follows:

Fiscal Year	Amount
Remainder of 2025	$4,668
2026	6,736
2027	5,445
2028	4,411
2029	3,121
Thereafter	790
Total undiscounted cash flows	25,171
Less: Imputed interest	(4,200)
Present value of lease liabilities	$20,971

18.
Warrant Liabilities

In connection with the Merger, the Company assumed the 7,066,668 Public Warrants issued by EGA and the 4,333,333 Private Placement Warrants issued by EGA which were outstanding at December 27, 2023.

Each such Warrant is exercisable at an exercise price of $11.50 for one share of flyExclusive Class A Common Stock, subject to adjustments. The Warrants may be exercised for a whole number of shares of the Company. No fractional shares will be issued upon exercise of the Warrants. The Warrants will expire on December 27, 2028, or earlier upon redemption or liquidation.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

In connection with the securities purchase agreement, on March 4, 2024, the Company issued to EnTrust Emerald (Cayman) LP the Series A Penny Warrants. The Series A Penny Warrants grant the holder the right to purchase shares of Class A Common Stock in an aggregate amount equal to one and one-half (1½) percent of the outstanding Class A Common Stock on a fully diluted basis (the “Share Count Cap”), calculated in accordance with the terms of the warrant agreement, at an exercise price of $0.01 per share. The Series A Penny Warrants are exercisable beginning on the second anniversary of the Effective Date (as defined in the warrant agreement that governs the Series A Penny Warrants) as to 50% of the Share Count Cap and, beginning on the third anniversary, as to 100% of the Share Count Cap, in each case, in accordance with the terms of the Series A Penny Warrants. The Series A Penny Warrants expire on the fifth anniversary of the Effective Date and may not be exercised for a number of shares of Class A Common Stock having an aggregate value in excess of $11,250, calculated in accordance with the terms of the Series A Penny Warrants.

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

On January 3, 2024, 925,000 Public Warrants were exchanged for 203,500 shares of flyExclusive Class A Common Stock. On February 27, 2024, 336,124 Public Warrants were exchanged, for 73,947 shares of flyExclusive Class A Common Stock.

During the three months ended March 31, 2025 and March 31, 2024, holders of Public Warrants exercised 0 and 3,283,941 warrants, respectively, on a cashless basis, in accordance with the terms of the Public Warrants, resulting in an issuance of 967,045 shares of flyExclusive Class A Common Stock for the three months ended March 31, 2024. As of March 31, 2025, there were 4,333,333 Private Placement Warrants and 2,519,869 Public Warrants outstanding in addition to the Penny Warrants.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

For the three months ended March 31, 2025, the Company remeasured the fair value of the Warrants and recorded a gain on the change in the fair value of $569. For the three months ended March 31, 2024, the Company remeasured the fair value of the Warrants and recorded a loss in the change in fair value of $2,780. The gain or loss was recorded to Other income (expense), on the condensed consolidated statements of operations and comprehensive loss (unaudited) for the three months ended March 31, 2025 and March 31, 2024. As of March 31, 2025, and December 31, 2024, the condensed consolidated balance sheets (unaudited) and consolidated balance sheets contained warrant liabilities of $2,445 and $3,014, respectively.

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

Investment selections consist of mutual funds. The Company’s contributions to the 401k Plan amounted to $451 and $395 for the three months ended March 31, 2025 and 2024, respectively.

Health and Welfare Benefits

The Company provides health and welfare benefits to its employees, including health, life, dental, and disability insurance, among others.

20.
Stock-based Compensation

2023 Equity Incentive Plan

The aggregate number of shares of Class A Common Stock reserved for future issuance under the 2023 Equity Incentive Plan is 6,000,000 shares. The number of shares available for issuance under the 2023 Equity Incentive Plan will be proportionately adjusted for (i) any increase or decrease in the number of issued and outstanding shares resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the shares, or similar transaction affecting the shares, (ii) any other increase or decrease in the number of issued and outstanding shares effected without receipt of consideration by the Company, or (iii) any other transaction with respect to the Company’s Class A Common Stock including a corporate merger, consolidation, acquisition of property or stock, separation (including a spin-off or other distribution of stock or property), reorganization, liquidation (whether partial or complete), or any similar transaction; provided, however that conversion of any convertible securities of the Company will not be deemed to have been effected without receipt of consideration. The 2023 Equity Incentive Plan will continue in effect for a period of 10 years from the Incentive Plan Effective Date unless sooner terminated. No awards were granted under the 2023 Equity Incentive Plan during the three months ended March 31, 2024 and March 31, 2025. As of March 31, 2025, 1,200,000 shares of the Company's Class A Common Stock were available for future issuance under the 2023 Equity Incentive Plan. The unrecognized compensation expense associated with the outstanding stock options at March 31, 2025 was $8,886. The following table provides additional information about the shares outstanding under the 2023 Equity Incentive Plan:

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

	March 31, 2025
	Number of Shares	Average Exercise Price	Average Remaining Contractual Period in Years	Aggregate Intrinsic Value
Balance at December 31, 2024	4,800,000	$2.78
Granted	—	—
Exercised	—	—
Forfeited and expired	—	—
Balance at March 31, 2025	4,800,000	$2.78	9.50	$1,584

Employee Stock Purchase Plan

In connection with the Merger, the Board approved the flyExclusive, Inc. Employee Stock Purchase Plan (the “ESPP”), on November 10, 2023 (the "ESPP Effective Date"), at which time the ESPP became effective, subject to stockholder approval. The ESPP was subsequently approved by the stockholders on December 18, 2023. The ESPP provides eligible employees with a means of acquiring an equity interest in the Company through payroll deductions. The aggregate number of shares of Class A Common Stock reserved for future employee purchases under the ESPP is 1,500,000 shares. The ESPP will expire on October 31, 2033, unless sooner terminated by the Board, or when all available shares have been purchased. As of March 31, 2025, no shares had been purchased by employees under the ESPP.

21.
Income Taxes

The Company is subject to U.S. federal, state, and local income taxes with respect to its allocable share of any taxable income or loss as well as any standalone income or loss that flyExclusive, Inc. generates.

LGM was historically and remains a partnership for U.S. Federal income tax purposes with each partner being separately taxed on its share of taxable income or loss.

The Company’s effective tax rate was 0% for the three months ended March 31, 2025. The effective income tax rate differed significantly from the statutory rate of 21%, primarily due to the losses allocated to non-controlling interest and a full valuation allowance against our deferred tax assets where it is more likely than not the deferred tax assets will not be realized.

The Company has assessed the realizability of its net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company had recorded a full valuation allowance against its deferred tax assets as of March 31, 2025, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions in which it operates. Therefore, the Company is subject to tax examination by various taxing authorities. The Company is not currently under examination, and is not aware of any issues under review that could result in significant payments, accruals, or material deviation from its tax positions. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities to the extent utilized in a future period. As of March 31, 2025, the tax years from 2021 to present generally remain open to examination by relevant taxing jurisdictions to which the Company is subject.

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Purchases from Related Parties

LGM Ventures, LLC (“LGMV”) is an entity owned by Thomas James Segrave, Jr. Carolina Air Center, LLC, Crystal Coast Aviation, LLC, and Kinston Jet Center, LLC are subsidiaries of LGMV and sellers of fuel. During the three months ended March 31, 2025 and 2024, the Company purchased a total of $366 and $461 in fuel from subsidiaries of LGMV, respectively. This fuel represents approximately 2% of the Company’s total fuel purchases during both the three months ended March 31, 2025 and 2024.

Leases from Related Parties

Kinston Jet Center, LLC, Kinston Jet House, LLC, JS Longitude, and LGM Auto, LLC are subsidiaries of LGMV and lessors of real property and equipment (such as trucks, trailers, and vans). During the three months ended March 31, 2025 and 2024, the Company incurred rent expense to subsidiaries of LGMV totaling $1,034 and $1,029, respectively. See Note 17 "Leases" for further details.

Due to Related Parties

Outstanding accounts payable to related parties for fuel and lease purchases from LGMV as of March 31, 2025 and December 31, 2024 were $(145) and $(22), respectively.

Sales to Related Parties

The Company allows owners of subsidiaries and lessor SAEs without Equity (“lessor VIEs”) to charter flights at a reduced rate. During the three months ended March 31, 2025 and 2024, the Company recorded $3,896 and $5,251 in charter flight revenue from owners of subsidiaries and lessor VIEs, respectively. During the three months ended March 31, 2025 and 2024, the Company recorded $26 and $0 in charter flight revenue from related parties not considered owners of subsidiaries or lessor VIEs, respectively.

Receivables from Related Parties

Short term accounts receivable from related parties are comprised of customer flight activity charges and totaled $2,154 and $2,645 as of March 31, 2025 and December 31, 2024, respectively. Related party receivables from LGMV are $266 as of March 31, 2025 and $220 as of December 31, 2024.

Notes Receivable

In the normal course of its business, the Company finances upfront third-party buyers of their SAEs and holds notes receivable from these buyers. Notes receivable was comprised of $3,700 of a related parties' purchases of 99% ownership of a consolidated subsidiary as of both March 31, 2025 and December 31, 2024.

Long-term Notes Payable - Related Parties, Non-current Portion

In December 2023, the Company issued to the Sponsor $15,871 in principal amount of senior secured notes due December 2024. The notes were issued with a stated rate of 14% and interest is payable monthly in arrears. Unamortized debt issuance costs related to the senior secured notes was $276 and $0 as of March 31, 2025 and December 31, 2024, respectively. Total interest expense related to

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

the senior secured note was $628 and $776 for the three months ended March 31, 2025 and 2024. The notes initially had a maturity date of December 1, 2024, that has been extended to January 1, 2027.

Long-term Notes Payable - Related party, Current Portion

On December 27, 2023, the Company entered into an additional promissory note with the EGA Sponsor with a principal amount of $3,947. The promissory note bears an annual interest rate of 8% with a maturity date of September 18, 2024. Total accrued interest related to the EGA Sponsor note was $0 and $211 as of March 31, 2025 and December 31, 2024, respectively.

Total interest expense related to the EGA Sponsor note was $70 and $79 for the three months ended March 31, 2025 and 2024, respectively.

On March 21, 2025, the EGA Sponsor Note was cancelled and the balance was $0 and $6,677 as of March 31, 2025 and December 31, 2024, respectively. For further information, see Note 24 "Stockholders' Equity/Members' Deficit and Noncontrolling Interests" for additional disclosures.

Issuance of Senior Secured Note

On January 26, 2024 (the “Effective Date”), FlyExclusive Jet Share, LLC (the “Borrower”), a wholly-owned subsidiary of LGM, which is the operating company of flyExclusive together with LGM as guarantors; in such capacity, the “Parent Guarantors”) entered into a Senior Secured Note (the “Note”) with ETG FE LLC (a related party of the Company through its affiliation with the EGA Sponsor), as the initial holder of the Note (the “Noteholder”), Kroll Agency Services, Limited, as administrative agent (the “Administrative Agent”), and Kroll Trustee Services, Limited, (the “Collateral Agent”).

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

The Note carries an interest rate of 3.00% per annum for the outstanding principal amount on deposit in the cash escrow account and 13.00% per annum for the outstanding principal amount that is withdrawn and released to the Borrower. All accrued and unpaid interest is due and payable in arrears on the last day of each calendar month (a “Payment Date”), commencing with the last day of the first calendar month following the first borrowing date and continuing until payment in full. On each Payment Date, the Borrower shall

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

make a payment of the outstanding principal amount equal to 1.00% of each advance amount withdrawn from the cash escrow account and released to the Borrower and that has been outstanding for more than 30 days.

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

The obligations of the Borrower under the Note are guaranteed by the Parent Guarantors and by the Personal Guarantor. As of March 31, 2025, the Company has drawn $25,643 under the Note, with $23,552 of those draws outstanding as of the current period-end. As of March 31, 2025 and December 31, 2024 unamortized debt issuance cost related to the Senior Secured Note was $426 and $518, respectively.

Total interest expense related to the Senior Secured Note was $910 and $557 for the three months ended March 31, 2025 and 2024, respectively.

23.
Commitments and Contingencies

Legal Proceedings

flyExclusive Litigation

On June 30, 2023, Exclusive Jets, LLC (“Exclusive”) served Wheels Up Partners, LLC (“WUP”) a Notice of Termination of the parties’ Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021 (the “GRP Agreement”) following material breaches of the GRP Agreement by WUP, including WUP’s failure to pay outstanding amounts owed to Exclusive under the GRP Agreement. Subsequently, on July 5, 2023, WUP filed a lawsuit against flyExclusive in the United States District Court for the Southern District of New York (the “Initial Lawsuit”), alleging that Exclusive breached the GRP Agreement and the implied duty of good faith and fair dealing therein by wrongfully terminating the GRP Agreement. WUP contends that Exclusive did not have a right to terminate the GRP Agreement, that the termination was thus ineffective, and instead constituted a material breach of the GRP Agreement. WUP alleges this gave WUP the right to terminate the GRP Agreement, which WUP alleges it has done. WUP seeks compensatory damages in an unspecified amount and attorney’s fees and costs.

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

The following is a schedule by years of future repurchase contingencies under the leases as of three months ended March 31, 2025:

Fiscal Year	Amount
Remainder of 2025	$3,990
2026	22,256
2027	24,130
2028	5,200
2029	5,704
Thereafter	—
$61,280

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

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock at a par value of $0.0001 per share. As of March 31, 2025 there were 54,737 shares of preferred stock issued and outstanding, consisting of 25,000 shares of Series A preferred and 29,737 shares of Series B preferred.

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

We have recorded both an accretion of dividends payable of $662 on Series A Preferred Stock, which equates to $26.48 per share, as well as amortization of discount of $345 for the three months ended March 31, 2025 . These amounts are recorded as an accretion to temporary equity and a reduction in the accumulated deficit within the condensed consolidated statements of shareholders' equity (deficit) / members' equity (deficit) and temporary equity (unaudited).

With respect to (a) payment of dividends, (b) distribution of assets, and (c) all other liquidation, winding up, dissolution, dividend, and redemption rights, the Series A Preferred Stock shall rank senior in priority of payment to all Junior Stock (as defined in the Series A Certificate of Designation) in any liquidation, dissolution, winding up, or distribution of the Company, and junior to any existing or future secured or unsecured debt and other liabilities (including trade payables) of the Company and any Senior Stock (as defined in the Series A Certificate of Designation).

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

In connection with the securities purchase agreement, on March 4, 2024, EnTrust Emerald (Cayman) LP was issued a Series A Penny Warrant to purchase shares of the Company's Class A Common Stock. This warrant granted the holder the right to purchase shares of Class A Common Stock in an aggregate amount equal to 1.5% of the outstanding Class A Common Stock on a fully diluted basis (the “Share Count Cap”), calculated in accordance with the terms of the warrant agreement, at an exercise price of $0.01 per share. See Note 18 "Warrant Liabilities" for additional information regarding these warrants.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Issuance of Series B Preferred Temporary Equity and Warrants

On August 8, 2024, the Company entered into a Securities Purchase Agreement (the “Agreement”) with EnTrust Emerald (Cayman) LP, a Cayman Islands limited partnership (“EnTrust”), and the EGA Sponsor (collectively with EnTrust, the “Purchasers”) (related parties of the Company through its affiliation with the EGA Sponsor), pursuant to which the Company agreed to issue and sell to the Purchasers an aggregate of 25,510 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), and Series B Penny Warrants to purchase, in the aggregate, up to 5,000,000 shares of the Company’s Class A Common Stock. The Company issued 20,408 shares of Series B Preferred Stock and a Series B Penny Warrant to purchase up to 4,000,000 shares of Common Stock to EnTrust on the Initial Closing Date and received gross proceeds of approximately $20.4 million. Pursuant to and subject to the terms and conditions of the Agreement, on August 14, 2024 (the "Subsequent Closing Date"), the Company (i) issued the remaining 5,102 shares of Series B Preferred Stock and a Series B Penny Warrant to purchase up to 1,000,000 shares of Class A Common Stock to EG Sponsor and (ii) received additional gross proceeds of approximately $5.1 million on the Subsequent Closing Date.

On March 21, 2025, the Company and EGA Sponsor entered into a Securities Purchase Agreement whereby they cancelled the EGA Sponsor Note in exchange for 4,227 shares of the Company's Series B Preferred Stock and warrants to purchase up to 1,268,100 shares of the Company's Class A Common Stock. The number of shares of Series B Preferred Stock was determined by dividing the principal and accrued interest outstanding under the December 2023 Promissory Note by $1,000. There was approximately $4,227 in principal and accrued interest outstanding under the EGA Sponsor Note, which resulted in the issuance of 4,227 shares of Series B Preferred Stock. The warrants have an exercise price of $0.01 per share and are exercisable until the fifth anniversary of their issuance. The cancellation of the EGA Sponsor Note resulted in a loss on extinguishment of debt of $4,161 for the three months ended March 31, 2025

Except as otherwise required by the General Corporation Law of the State of Delaware (the “DGCL”), other applicable law, the Company’s Certificate of Incorporation, or the Series B Certificate of Designation, holders of Series B Preferred Stock are not entitled to any vote on matters submitted to the Company’s stockholders for approval. In any case in which the holders of Series B Preferred Stock shall be entitled to vote pursuant to the DGCL, other applicable law, the Company’s Certificate of Incorporation, or the Series B Certificate of Designation, each holder will be entitled to one vote with respect to such matter per share of Series B Preferred Stock.

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

With respect to (a) payment of dividends, (b) distribution of assets, and (c) all other liquidation, winding up, dissolution, dividend, and redemption rights, Series B Preferred Stock shall rank senior in priority of payment to all Junior Stock (as defined in the Series B

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Certificate of Designation) in any liquidation, dissolution, winding up, or distribution of the Company, on a parity with the Parity Stock (as defined in the Series B Certificate of Designation), and junior to any existing or future secured or unsecured debt and other liabilities (including trade payables) of the Company and any Senior Stock (as defined in the Series B Certificate of Designation).

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

Each share of Series B Preferred Stock will automatically convert into a number of shares of the Company’s Class A Common Stock on the earlier of December 31, 2025 and the closing of the Subsequent Capital Raise (as defined in the Series B Certificate of Designation) (the “Automatic Conversion Date”) at an initial conversion price of $5.00 (“Conversion Price”), subject to adjustment as provided in the Series B Certificate of Designation (including adjustments due to anti-dilution provisions). In the event that the VWAP on the Trading Day (each as defined in the Series B Certificate of Designation) immediately preceding the Automatic Conversion Date is less than the Conversion Price, the Conversion Rate (as defined in the Series B Certificate of Designation) with respect to each share of Series B Preferred Stock will be increased by the requisite number of shares of Class A Common Stock such that the value of the shares of Class A Common Stock issuable in respect of the initial stated value of each share of Series B Preferred Stock equals $1,000.00 (subject to adjustment). No fractional shares will be issued upon conversion; rather any fractional share will be rounded down to the nearest whole share.

The Series B Penny Warrant is exercisable beginning on the issue date and until the fifth anniversary of the issue date with an exercise price of $0.01 per share. The Series B Penny Warrants were deemed to be equity-classified instruments and were recorded within additional paid-in capital as of the issuance dates of the Series B Preferred Stock.

Class A Common Stock

The Company is authorized to issue 200,000,000 shares of Class A Common Stock at a par value of $0.0001 per share. As of March 31, 2025, there were 20,199,586 shares of Class A Common Stock issued and outstanding.

Class B Common Stock

The Company is authorized to issue 100,000,000 shares of Class B Common Stock at a par value of $0.0001 per share. As of March 31, 2025, there were 59,930,000 shares of Class B Common Stock issued and outstanding. The holders of the Class B Common Stock hold an equal number of LGM Common Units. Beginning on the first anniversary of the Closing Date, the LGM Common Units may be redeemed for either one share of Class A Common Stock or cash, at the election of the Board. For each LGM Common Unit that is redeemed, one Class B Common Stock will be automatically cancelled.

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Common Stock Liquidation

Upon the Company's voluntary or involuntary liquidation or dissolution, the holders of all classes of Class A Common Stock are entitled to their respective par value, and the holders of Class A Common Stock will then be entitled to share ratably in those assets that are legally available for distribution to stockholders after payment of liabilities and subject to the prior rights of any holders of preferred stock then outstanding. Other than their par value, the holders of Class B Common Stock will not have any right to receive a distribution upon a liquidation or dissolution of the Company.

Treasury Stock

On December 26, 2023, the underwriter purchased 75,000 shares of EGA Class A common stock on behalf of the Company. The shares were purchased by the underwriter from a public stockholder that elected to reverse its redemption of 75,000 shares of EGA Class A common stock. The shares were purchased for a total purchase price of $818 ($10.90 per share) and the underwriter received reimbursement of $800 from EGA’s Trust Account on December 27, 2023, as well as reimbursement for the remaining $18 from the Company on January 2, 2024. Simultaneously with the closing of the Merger, the 75,000 shares of EGA Class A common stock were automatically exchanged for shares of Class A Common Stock and 73,600 shares (out of the above-mentioned 75,000 shares) were granted to employees of the Company as compensation for services provided (the grant date for the 73,600 shares was determined to be December 27, 2023). The shares of flyExclusive Class A Common Stock were fully vested upon grant. As of December 31, 2024, all 75,000 shares were still legally considered to be owned by the underwriter. On January 2, 2024, the 75,000 shares were transferred from the underwriter to the Company, at which time the Company became the owner of record. On January 9, 2024, 73,600 shares were transferred from flyExclusive, Inc.’s ownership to the employee grantees and these 73,600 shares all had flyExclusive employees listed as the owners of record. The 1,400 shares of Class A Common Stock not issued to employees were still held by the Company and classified as treasury stock as of March 31, 2025.

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

Noncontrolling Interest

The Company held a controlling interest in several entities that are not wholly-owned as described above (see Note 6, "Variable Interest Entities") and net income or net loss of such entities is allocated on a straight percentage basis based on the given terms of each entity’s operating agreement (see percentage below). Net loss attributable to noncontrolling interests for the three months ended March 31, 2025 and 2024 was $40 and $5,450, respectively.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

As of March 31, 2025, the noncontrolling interests in the Company’s consolidated entities are comprised of the following (10 entities):

Entities - Major Owner	Noncontrolling Interest	Company Ownership	Total
Entities 1-3	99%	1%	100%
Entity 4	95%	5%	100%
Entity 5	92%	8%	100%
Entity 6	77%	23%	100%
Entity 7	75%	25%	100%
Entity 8	70%	30%	100%
Entity 9	68%	32%	100%
Entity 10	67%	33%	100%

On March 26, 2024, the Company entered into an agreement with the noncontrolling interests of certain controlled and consolidated aircraft leasing entities to exchange ownership interests involving seven aircraft and their related entities. The purpose of the transactions was to give the Company 100% ownership of certain aircraft. These transfers are accounted for as equity transactions and no gain or loss was recognized during the three months ended March 31, 2025. These transfers are included within Acquisitions of non controlling interests on the condensed consolidated statements of shareholders' equity (deficit) / members' equity (deficit) and temporary equity (unaudited). The carrying amounts of the assets and liabilities of the consolidated aircraft leasing entities are not changed. The carrying amounts of the noncontrolling interests are adjusted to reflect the change in the ownership interests of each consolidated aircraft leasing entity.

As of December 31, 2024, the noncontrolling interests in the Company’s consolidated entities were comprised of the following (11 entities):

Entities - Major Owner	Noncontrolling Interest	Company Ownership	Total
Entities 1-3	99%	1%	100%
Entity 4	95%	5%	100%
Entity 5	92%	8%	100%
Entity 6	78%	22%	100%
Entity 7	75%	25%	100%
Entity 8	70%	30%	100%
Entity 9	68%	32%	100%
Entity 10	67%	33%	100%
Entity 11	52%	48%	100%

Redeemable Noncontrolling Interest

The redeemable noncontrolling interest relates to the 59,930,000 LGM Common Units held by the Class B Common Stockholders. On the Closing Date of the Merger, the redeemable noncontrolling interest was established and calculated as the product of its ownership percentage in the Company on the Closing Date, and the carrying value of the LGM net liabilities immediately prior to the Closing Date. This resulted in a negative initial carrying value of $35,525 at December 31, 2023, presented within temporary equity on the condensed consolidated statements of shareholders' equity (deficit) / members' equity (deficit) and temporary equity (unaudited).

The redeemable noncontrolling interest is not redeemable until the one year anniversary date of the Closing Date, or December 27, 2024; however, as of its establishment on the Closing Date it was probable of becoming redeemable as its potential future redemption was only dependent upon the passage of time. Therefore, the subsequent measurement of the redeemable noncontrolling interest at each

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

reporting date is determined as the higher of (1) the initial carrying value, increased or decreased for the redeemable noncontrolling interest's share of net income or loss, or (2) the redemption value. In determining the measurement method of redemption value, the Company elected to accrete changes in the redemption value over the period from the date of issuance (the Closing Date) to the earliest redemption date (December 27, 2024) of the instrument using the interest method. Changes in the redemption value are considered to be changes in accounting estimates

As of March 31, 2025 and December 31, 2024, the Company held a 25% and 23% common interest, respectively, in LGM Units. The Company is considered the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 25% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership.

The net loss attributable to the redeemable noncontrolling interest for the three months ended March 31, 2025 and 2024 was $17,558 and $21,699, respectively.

Changes in the carrying value of the redeemable noncontrolling interest for the three months ended March 31, 2025 were as follows:

Balance as of December 31, 2024	$159,514
Net loss attributable to redeemable noncontrolling interest	(17,558)
Change in redemption value of redeemable noncontrolling interest	50,068
Balance as of March 31, 2025	$192,024

25.
Subsequent Events

On May 6, 2025, flyExclusive, FlyX Merger Sub, Inc., a wholly owned subsidiary of flyExclusive (“Merger Sub”), Jet.AI Inc. (“Jet.AI”) and Jet.AI SpinCo, Inc., a wholly owned subsidiary of Jet.AI (“SpinCo”) entered into an Amended and Restated Agreement and Plan of Merger and Reorganization (the “A&R Merger Agreement”) to amend the Agreement and Plan of Merger and Reorganization tht they had entered into on February 13, 2025. The purpose of the A&R Merger Agreement was to memorialize the amount of and manner in which the shares of flyExclusive Class A Common Stock will be delivered to the stockholders of SpinCo. Additionally, the requirement that Jet.AI amend its current securities purchase agreement with Ionic Ventures, LLC was deleted. Instead, as a condition to closing for Jet.AI, Jet.AI must have executed a securities purchase agreement with a third-party investor pursuant to which Jet.AI issues to the third-party investor a warrant to purchase up to $50 million worth of shares of Jet.AI’s newly-designated series C convertible preferred stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included elsewhere in this Report. Management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify these forward-looking statements. These forward-looking statements are subject to risks and uncertainties including those under "Cautionary Note Regarding Forward-Looking Statements" and Item 1A "Risk Factors" elsewhere in this Report and “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the filing date of this Report.

Overview of Our Business

flyExclusive is a premier owner and operator of curated private aviation experiences dedicated to surpassing passenger expectations for quality, convenience, and safety. Our mission is to be the world’s most vertically integrated private aviation company through capital-efficient program growth, an industry-leading pricing model, optimal dispatch availability, in-house training, and a controlled premium customer experience on modernized aircraft. As of March 31, 2025, we had over 100 aircraft in our owned and leased fleet that includes light, midsize, super-midsize, and large jets. As one of the nation’s largest Citation operators, flyExclusive has curated a versatile fleet of Citation CJ3 / CJ3+, Citation Excel / XLS / XLS+, Citation Encore+, Citation Sovereign, Citation X, and Challenger 300 / 350 aircraft. We have a long track record of success and growth across a full range of industry services. Our core competitive advantage is the purpose-built, in-house control of decisions and processes needed to operate a successful private aviation company through a range of market environments.

We have a diversified and evolving business model generating charter revenue through our jet club membership program, fractional program, and maintenance, repair, and overhaul (“MRO”) program. Our chief executive officer and chief financial officer review the financial information presented on a consolidated basis, and accordingly, we operate under one reportable segment, which is charter aviation services.

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

As part of the Volato Agreement, Volato granted the Company the right to cause Volato to merge with and into a wholly owned subsidiary of the Company (the “Option”). The term of the Option will expire twelve months from the date of the Agreement, provided, however, that the term of the Option will continue until the closing or abandonment of the merger by either or both parties. Any merger is subject to a fully executed, mutually agreed upon definitive merger agreement and any required regulatory, board of directors, and shareholder approvals for both the Company and Volato. Consideration for the merger may be in the form of the Company’s Class A Common Stock or cash, in the Company’s discretion. The purchase price for the merger would be based on the volume-weighted average price of Volato’s common stock for the 30 trading-day period prior to the earlier of the public announcement of (1) the exercise by the Company of its exercise of the Option, or (2) the signing of a definitive merger agreement.

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

Wheels Up (“WUP”) Termination

On June 30, 2023, we served WUP a Notice of Termination of the parties’ Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021 (the “GRP Agreement”). As a result of the termination, the GRP program did not generate revenue following the date of the GRP Agreement’s termination, which had a material impact on the financial statements for the year ended December 31, 2023. For some time prior to the termination of the GRP Agreement we were planning, for the strategic reasons of avoiding excessive reliance on a single customer and shifting towards focusing on wholesale and contractual retail customers, to scale down business with WUP, and we had already reflected scaled down revenue accordingly in our publicly disclosed projections. However, the termination of the GRP Agreement will have have a material impact on the financial statements beyond 2023 until we are able to successfully effectuate this planned strategic shift and replace the revenue lost from the termination of the GRP Agreement. Additionally, as of June 27, 2023, WUP accounted for $15.7 million in receivables, which was a significant majority of total receivables at that time. When the GRP Agreement with WUP was terminated on June 30, 2023 the receivable balances were eliminated, as allowable under relevant accounting standards, by being applied against existing deposits held under the GRP Agreement. The GRP Agreement provided for an orderly draw down period of the designated aircraft at a maximum of two aircraft per month. The Company submitted a bill for monies due under the GRP Agreement during the draw down period through July 31, 2024. Billed but unrecorded amounts through March 31, 2025 totaled $59.0 million.

See the section entitled “Risk Factors — Risks Relating to Our Business and Industry - “On June 30, 2023, we terminated our agreement with Wheels Up that accounted for a significant portion of our total revenues for the years ended December 31, 2022 and 2023. Such termination could have an adverse effect on our business, results of operations, and financial condition if we fail to materially replace the revenue derived from Wheels Up moving forward as expected” in our Annual Report on Form 10-K for the year ended December 31, 2024 and Note 23 "Commitments and Contingencies" of the notes to the condensed consolidated financial statements (unaudited) consolidated financial statements included elsewhere in this Report, for more information on the WUP termination.

Fleet Modernization

During the fourth quarter of 2023, we began the process of modernizing our fleet. Our plan is to sell a portion of our fleet that is older and replace those aircraft with newer models, which will grant our customers access to newer aircraft. In connection with this effort, through the three months ended March 31, 2025, we recorded a portion of the fleet as being held for sale. We expect the fleet modernization to continue through the fiscal 2025 and do not anticipate a material decline to revenue as we will replace sold models with the newer aircraft which offer increased availability and operating efficiency.

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

As of March 31, 2025, we had applied for $9.5 million and received $9.0 million of ERC. Our legal counsel has issued a legal opinion that we, more likely than not, qualified for the ERC. However, it remains uncertain whether we meet the qualifications required to receive the ERC. Therefore, the balance was included in accrued expenses and other current liabilities in the consolidated balance sheets should we be required to potentially repay the ERC.

Non-GAAP Financial Measures

In addition to our results of operations below, we report certain key financial measures that are not required by, or presented in accordance with, GAAP.

These non-GAAP financial measures are an addition, and not a substitute for or superior to, measures of financial performance prepared in accordance with GAAP and should not be considered as an alternative to any performance measures derived in accordance with GAAP. We believe that these non-GAAP financial measures of financial results provide useful supplemental information about us to investors. However, there are a number of limitations related to the use of these non-GAAP financial measures and their nearest GAAP equivalents, including that they exclude significant expenses that are required by GAAP to be recorded in our financial measures. In addition, other companies may calculate non-GAAP financial measures differently or may use other measures to calculate their financial performance, and therefore, our non-GAAP financial measures might not be directly comparable to similarly titled measures of other companies.

Adjusted EBITDA

We calculate Adjusted EBITDA as net income (loss) adjusted for (i) interest (income) expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) litigation costs, (v) acquisition costs, (vi) equity-based compensation, (vii) non-cash loss on assets held for sale, which represents the impairment charges recognized on assets designated for sale prior to their disposal, (viii) realized losses on aircraft sold as part of fleet modernization efforts, (ix) loss on extinguishment of debt, (x) change in fair value of warrant liabilities, and (xi) SOX control remediation.

We include Adjusted EBITDA as a supplemental measure for assessing operating performance in conjunction with related GAAP amounts and for the following:

•
Strategic internal planning, annual budgeting, allocating resources, and making operating decisions.
•
Historical period-to-period comparisons of our business, as it removes the effect of certain non-cash expenses and expenses and revenue unrelated to our core ongoing business.

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable GAAP measure (in thousands):

	Three Months Ended March 31,
	2025	2024
Net loss	$(23,047)	$(32,990)
Add (deduct):
Interest income	(703)	(1,278)
Interest expense	5,388	4,655
Income tax expense	—	—
Depreciation and amortization	6,251	6,491
Litigation costs (1)	140	—
Acquisition costs (2)	386	—
Equity-based compensation	1,064	—
Non-cash loss on assets held for sale (3)	197	902
Realized losses due to fleet modernization (4)	291	—
Loss on extinguishment of debt	4,161	—
Change in fair value of warrant liabilities	(569)	2,780
SOX control remediation	85	—
Adjusted EBITDA	$(6,356)	$(19,440)

(1)
Relates to settlement costs associated with non-recurring litigation.
(2)
Represents legal and professional fees associated with non-routine acquisition activities.
(3)
Represents impairment losses incurred due the decline in fair value of aircraft held for sale during the period.
(4)
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

The following table summarizes our key operating metrics:

	March 31,
	2025	2024
Ending aircraft on certificate	96	100
Aircraft operated under the Volato Agreement	6	—
Total aircraft operated	102	100

	Three Months Ended March 31,
	2025	2024
Members contributing to revenues*	1,023	791
Active members	713	515
Average aircraft on certificate	100	101
Aircraft contributing to revenues	80	86
Total flight hours**	17,333	16,284
Total hours per aircraft***	173.0	161.9
Members per aircraft*	12.8	9.2

* Members contributing to revenues are defined as the number of contractual retail members - club, fractional, and partnership members - that contributed to revenues during the reporting period.

** The Company’s historical flight hours for the three months ended March 31, 2025 and March 31, 2024 were as follows: 17,333 hours for the three months ended March 31, 2025 and 16,284 hours for the three months ended March 31, 2024.

*** The Company’s historical hours per aircraft for the three months ended March 31, 2025 and March 31, 2024 were as follows: 173.0 hours per aircraft for the three months ended March 31, 2025 and 161.9 hours per aircraft for the three months ended March 31, 2024.

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

Members per aircraft

We define members per aircraft as members contributing to revenues divided by aircraft contributing to revenues. We use members per aircraft to control the customer experience through the management of our customer to aircraft ratio. For the three months ended March 31, 2025, 98.6% of our customers were fulfilled on our fleet without the potential high-cost of reliance of third parties to meet demand. An optimal customer to aircraft ratio allows us to gain a competitive advantage by having sufficient aircraft available to meet member demand and be flexible to backfill unused aircraft for wholesale use.

Components of Results of Our Operations

The key components of our results of operations include:

Revenue

We derive revenue from charter flights, which include our jet club, fractional programs, wholesale, and retail. We also derive revenue from our MRO services and management fees related to the Volato Agreement.

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

(Gain) loss on aircraft sales and aircraft held for sale

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

Loss on extinguishment of debt

Loss on extinguishment of debt consists of loss on the exchange of the EG sponsor note in exchange for additional Series B preferred shares.

Other income (expense)

Other expense consists of dividend income, realized gain/loss on sales of investment securities, gain/loss on lease termination, and state tax payments.

Results of Operations

Results of Our Operations for the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

The following table sets forth our results of operations for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2025	2024	$	%
Revenue	$88,125	$79,972	$8,153	10.2%
Costs and expenses
Cost of revenue	76,825	74,234	2,591	3.5%
Selling, general and administrative	20,990	25,183	(4,193)	(16.7)%
Depreciation and amortization	6,251	6,491	(240)	(3.7)%
(Gain) loss on aircraft sales and aircraft held for sale	(1,205)	1,489	(2,694)	(180.9)%
Total costs and expenses	102,861	107,397	(4,536)	(4.2)%
Loss from operations	(14,736)	(27,425)	12,689	(46.3)%
Other income (expense)
Interest income	703	1,278	(575)	(45.0)%
Interest expense	(5,388)	(4,655)	(733)	15.7%
Change in fair value of warrant liabilities	569	(2,780)	3,349	(120.5)%
Loss on extinguishment of debt	(4,161)	—	(4,161)	100.0%
Other (expense) income	(34)	592	(626)	(105.7)%
Total other income (expense), net	(8,311)	(5,565)	(2,746)	49.3%
Loss before income taxes	(23,047)	(32,990)	9,943	(30.1)%
Income tax benefit	—	—	—	—
Net loss	(23,047)	(32,990)	9,943	(30.1)%
Less: Net loss attributable to redeemable noncontrolling interests	(17,558)	(21,699)	4,141	(19.1)%
Less: Net loss attributable to noncontrolling interests	(40)	(5,450)	5,410	(99.3)%
Net loss attributable to flyExclusive, Inc.	$(5,449)	$(5,841)	$392	6.7%

Revenue

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Jet club and charter	$76,998	$74,424	$2,574	3.5%
Fractional ownership	8,601	4,058	4,543	112.0%
Maintenance, repair, and overhaul	1,761	1,490	271	18.2%
Aircraft management services	765	—	765	100.0%
Total revenue	$88,125	$79,972	$8,153	10.2%

Jet club and charter revenue increased by $2.6 million, or 3.5%, to $77.0 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Jet club and charter flight hours increased by 0.4% and effective hourly rates increased by 3.0% during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Fractional ownership revenue increased by $4.5 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 due to fractional membership growth.

Maintenance, repair, and overhaul revenue increased by $0.3 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 due to an increase in external services for outside customers.

Aircraft management services revenue increased by $0.8 million, or 100%, from $0 for the three months ended March 31, 2025 due to the Company providing certain aircraft management services for third-party aircraft owners under the Volato Agreement which was entered into in September 2024..

We expect our revenue to increase over time as a result of adding aircraft to our fleet and forecasted membership growth.

Costs and expense

Cost of revenue

Cost of revenue increased by $2.6 million, or 4%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to:

-
An increase of $1.4 million in overhaul program expense;
-
An increase of $1.4 million for affiliate lift expense;
-
An increase of $1.0 million for aircraft repair and maintenance;
-
An increase of $0.7 million for aircraft Wi-Fi and ground expenses; and
-
A decrease of $1.9 million for fuel expenses.

While expenses increased, the gross margin improved when compared to revenue for the respective periods, primarily as a result of the realization of benefits associated with the Company's fleet modernization efforts.

Selling, general and administrative

Selling, general and administrative expenses decreased by $4.2 million, or 17%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease in selling, general and administrative expenses was primarily attributable to:

-
A decrease of $2.9 million in professional fees, advertising and marketing costs;
-
A decrease of $1.7 million in bad debt expense; and
-
An increase of $0.3 million in software costs.

These positive trends in margin reflect the Company's efforts to optimize its workforce as revenue growth outpaced these expenses for the period.

Depreciation and amortization

Depreciation and amortization expenses decreased by $0.2 million, or 3.7%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease was primarily due to an decrease in depreciation expense resulting from a decrease in owned aircraft.

(Gain) loss on aircraft sales and aircraft held for sale

(Gain) loss on aircraft sales and aircraft held for sale changed by $2.7 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, as a result of the favorable environment for selling aircraft for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Other income (expense)

Interest income

Interest income decreased by $0.6 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily as a result of an decrease in interest income on U.S. Treasury bills.

Interest expense

Interest expense increased by $0.7 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily as a result of interest incurred on a finance leases entered into in the fourth quarter of 2024 and first quarter of 2025.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities changed by $3.3 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due to changes in the observable inputs by which the Public Warrants and Private Placement Warrants are valued.

Other (expense) income

Other income (expense) changed by $0.6 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily as a result of miscellaneous income of $0.5 million being recorded within the category in the first quarter of 2024.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Our principal sources of liquidity have historically consisted of financing activities, including proceeds from equity investments by our chief executive officer, Thomas James Segrave Jr., notes payable, and operating activities, primarily from the increase in deferred revenue associated with prepaid flights. As of March 31, 2025, we had $14.7 million of cash and cash equivalents, $8.0 million in short-term investments in securities and $12.2 million available borrowing capacity under the term loan. In addition, as described below, in January 2024 we entered into a senior secured note to borrow up to $25.8 million and as described below, in March 2024, we issued non-convertible redeemable Series A preferred stock that provided the Company with approximately $25.0 million of capital, and in August 2024, we issued convertible Series B preferred stock that provided the Company with approximately $25.5 million of capital. Our cash equivalents primarily consist of liquid money market funds, and our investments primarily consist of fixed-income securities including municipal issues.

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

Short Term Notes Payable

We have entered into multiple short-term loan agreements with various lenders for the purpose of financing the purchase of aircraft. The loan agreements have varying interest rates, maturity dates and lender-imposed restrictions.

Credit Facility (Term Loan)

In August 2018, we entered into a term loan agreement with a maximum borrowing capacity of $12.3 million. We have since entered into amended term loan agreements, which raised the maximum borrowing capacity to $15.3 million, of which we had borrowed $3.0 million as of March 31, 2025.

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

Credit Facility (Revolving Line of Credit)

In March 2023, the Company entered into a revolving uncommitted line of credit loan (the “Master Note”). The Master Note provides a line of credit of up to $60.0 million. At the Company’s option, the annual interest rate on term loans drawn from the Master Note is equal to either the Prime-Based Rate, defined as the greater of 1.25% or the prime rate minus 1.88%, or the Daily Simple SOFR-Based Rate, defined as the greater of 1.25% or the Daily Simple SOFR plus 1.25%. On March 9, 2024, we entered into an amendment to extend the maturity date of the Master Note from March 9, 2024 to September 9, 2025.The amendment also resulted in the selected interest option being revised to SOFR plus 1.50%.

We drew an initial $44.5 million principal amount in March 2023, with the selected interest option of SOFR plus 1.25%. In April, September and October 2023, we drew additional $3.3 million, $8.7 million and $3.0 million principal amounts, respectively, under the Master Note.

On March 7, 2025, the Company paid in full the $59,540 balance on the LOC Master Note and closed the LOC.

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

The Senior Secured Note carries an interest rate of 3.00% per annum for the outstanding principal amount on deposit in the cash escrow account and 13.00% per annum for the outstanding principal amount that is withdrawn and released to the Borrower. All accrued and unpaid interest is due and payable in arrears on the last day of each calendar month (a “Payment Date”), commencing with the last day of the first calendar month following the first borrowing date and continuing until payment in full. On each Payment Date, the Borrower shall make a payment of the outstanding principal amount equal to 1.00% of each advance amount withdrawn from the cash escrow account and released to the Borrower and that has been outstanding for more than thirty days.

March 2024 Non-Convertible Redeemable Preferred Stock

On March 4, 2024 (the “Effective Date” or the “Initial Issue Date”), the Company entered into a Securities Purchase Agreement (the “Agreement”) with EnTrust Emerald (Cayman) LP, a Cayman Islands limited partnership (the “Purchaser”), pursuant to which the

Company agreed to issue and sell to the Purchaser 25,000 shares of Series A Non-Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), at a purchase price of $1,000 per share and a warrant (the “Warrant”) to purchase shares of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”). The transaction closed on the Effective Date and provides the Company approximately $25 million of capital.

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

March 2025 Series B Preferred Stock

On March 21, 2025, the Company and EGA Sponsor entered into a Securities Purchase Agreement whereby they cancelled the EGA Sponsor Note in exchange for 4,227 shares of the Company's Series B Preferred Stock and warrants to purchase up to 1,268,100 shares of the Company's Class A common stock. The number of shares of Series B Preferred Stock was determined by dividing the principal and accrued interest outstanding under the December 2023 Promissory Note by $1,000. There was approximately $4,227 in principal and accrued interest outstanding under the EGA Sponsor Note, which resulted in the issuance of 4,227 shares of Series B Preferred Stock. The warrants have an exercise price of $0.01 per share and are exercisable until the fifth anniversary of their issuance.

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

Short-Term Expenditures

We currently anticipate that cash required for expenditures for the next 12 months is approximately $125.8 million, which includes accounts payable of $23.6 million, accrued expenses and other current liabilities of $27.3 million, short-term notes payable of $5.3 million, long-term notes payable - related party, current portion of $23.6 million, the current portion of long-term debt contractual principal payments due of $22.7 million, non-cancellable lease payments of $22.1 million and excise tax payable of $1.2 million. We plan to refinance contractual principal payments that comprise the short-term debt liability as they become due. As stated above, we have maintained a positive relationship with our debtholders and have not historically had any difficulty refinancing our debt obligations. Based on our historical experience and the fact that we have not suffered any decline in creditworthiness, we expect that our cash on hand and cash earnings will enable us to secure the necessary refinancing. The accounts payable, accrued expenses, and lease liabilities will be settled using a combination of cash generated by operations, sale of investments, and incremental borrowing activity, if necessary.

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Item 1A, "Risk Factors — Risks Related to Our Business and Industry," as described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(10,464)	$(25,965)
Investing activities	66,140	(30,067)
Financing activities	(72,621)	49,755
Net increase (decrease) in cash and cash equivalents	$(16,945)	$(6,277)

Net cash flows from operating activities

Net cash used in operating activities for the three months ended March 31, 2025 was $10.5 million, resulting from our net loss of $23,047, $6.6 million of depreciation and amortization, $0.6 million in non-cash interest income, $1.5 million in non-cash interest expense, $5.6 million in non-cash rent expense, $4.2 million loss on extinguishment of debt, $1.1 million of stock based compensation and $3.9 million decrease from net changes in operating assets and liabilities, partially offset by $1.2 million gain on assets held for sale, $0.3 million change in the fair value of private placement warrant liability, and $0.2 million change in the fair value of public warrant liability. The $3.9 million outflow from operating assets and liabilities is primarily due to a $0.6 million decrease from accounts receivable, $5.3 million decrease from operating lease liabilities, $2.4 million decrease from other current liabilities and $2.2 million decrease from deferred revenue, partially offset by a $0.5 million increase from prepaid and other current assets, $3.3 million increase from accounts payable, $2.9 million increase in other non-current liabilities and $0.5 million increase in amounts due from related parties.

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

Net cash flows from investing activities

Net cash provided by investing activities for the three months ended March 31, 2025 was $66.1 million, primarily due to proceeds from the sale of property and equipment of $19.2 million, and proceeds from the sale of investments of $72.3 million. Partially offsetting the increase in net cash provided by investing activities were purchases of property and equipment of $4.1 million, purchases of engine overhauls of $5.4 million, and purchases of investments of $15.4 million.

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

Net cash flows from financing activities

Net cash used in financing activities for the three months ended March 31, 2025 was $72.6 million, resulting primarily from repayment of debt of $67.0 million and net cash distributions to non-controlling interests of $11.3 million. Partially offsetting the decrease in net cash used in financing activities was proceeds from the issuance of preferred equity of $5.8 million and proceeds from the issuance of debt of $0.3 million.

Net cash provided by financing activities for the three months ended March 31, 2024 was $49.8 million, resulting primarily from proceeds from debt of $39.1 million to fund purchases of property and equipment, investments, and engine overhauls and proceeds from the issuance of preferred equity of $24.2 million. Partially offsetting the increase in net cash provided by financing activities were net cash distributions to non-controlling interests of $2.4 million and payments of deferred financing costs of $1.0 million.

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

Critical Accounting Policies and Estimates

There have been no significant changes to the Company's critical accounting policies during the three months ended March 31, 2025 as compared with those disclosed within Part II, Item 7 — “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2024, aside from those included below:

Public Warrants, Private Warrants and Penny Warrants

As of March 31, 2025, the Company has the following warrants issued, (i) the Public Warrants initially included in the EGA units issued in EGA's initial public offering, (ii) the warrants of EGA held by EG Sponsor LLC (the “EGA Sponsor”) that were issued to the EGA Sponsor at the closing of EGA's initial public offering (the "Private Placement Warrants,"), (iii) warrants issued on March 4, 2024 in connection with the Series A Preferred Stock offering as described within Note 24 "Stockholders’ Equity / Members' Deficit and Noncontrolling Interests" (the "Series A Penny Warrants"), and (iv) warrants issued on August 8, 2024, August 14, 2024, and March 21, 2025 in connection with the August 2024 and March 2025 Series B Preferred Stock offerings and the March 2025 note conversion as described within Note 24 "Stockholders' Equity/Members' Deficit and Noncontrolling Interests" (the "Series B Penny Warrants,"

together with the Series A Penny Warrants, the "Penny Warrants," and together with the Public Warrants, the Private Placement Warrants and the Series A Penny Warrants, the "Warrants").

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

Temporary Equity

The Company accounts for its common and preferred stock subject to possible redemption in accordance with the guidance in ASC 480. Common and preferred stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common and preferred stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Series A Preferred Stock and Series B Preferred Stock (as defined within Note 24 "Stockholders’ Equity / Members' Deficit and Noncontrolling Interests") feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 25,000 shares of Series A Preferred Stock and 54,737 shares of Series B Preferred Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet at March 31, 2025.

(Gain) loss on Aircraft Sales and Aircraft Held for Sale

The Company occasionally sells aircraft held for use from its fleet. The (gain) or loss from each transaction is recognized upon completion of the sale as a (gain) or loss on aircraft sales which is presented within the (gain) loss on aircraft sales and aircraft held for sale on the condensed consolidated statements of operations and comprehensive loss (unaudited).

The (gain) or loss on aircraft previously held for use as property and equipment and subsequently elected to actively market for sale is presented within the (gain) loss on aircraft sales and aircraft held for sale on the condensed consolidated statements of operations and comprehensive loss (unaudited). When a decision is made to actively market for sale, depreciation is discontinued, and aircraft held for sale is recorded at the lower of carrying value and fair value less costs to sell. We presented aircraft assets held for sale at the lower of their current carrying value or their fair market value less costs to sell. The fair values are based upon observable and unobservable inputs, including market trends and conditions. The assumptions used to determine the fair value of the assets held for sale are subject to inherent uncertainty and could produce a wide range of outcomes which the Company will continue to monitor in future periods as new information becomes available. Prior to the ultimate sale of the assets, subsequent changes in the estimate of the fair value of the assets held for sale will be recorded as a (gain) or loss with a corresponding adjustment to the assets’ carrying value. Impairment is included within gain (loss) on aircraft sales and aircraft held for sale within the loss from operations on the Company’s condensed consolidated statements of operations and comprehensive loss.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of operating our business, we are exposed to market risks. Market risk represents the risk of loss that may impact our financial position or results of operations due to adverse changes in financial market prices and rates. Our principal market risks are related to interest rates and aircraft fuel costs. There have not been any material changes to the market risks described in Part II, Item 7A — “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation, we concluded that, at the end of the period covered by this Report, our disclosure of controls and procedures were not effective due to material weaknesses in the Company’s internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Changes in Internal Control Over Financial Reporting

Except for the continuing remediation efforts previously reported in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 23 "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this Report for a description of legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, except as set forth below:

The Proposed Merger of FlyX Merger Sub, Inc. and Jet.AI Merger Sub may not be completed on the terms or timeline currently contemplated, or at all.

The consummation of the proposed merger (the “Proposed Merger”) of FlyX MergerSub (“MergerSub”) and Jet.AI SpinCo, Inc.(“SpinCo”) is subject to numerous conditions, including (1) the effectiveness of the registration statement on Form S-4 filed by flyExclusive as part of the Proposed Merger, (2) the approval by Jet.AI’s stockholders of the Proposed Merger, and (3) other customary closing conditions, and there can be no assurance that the Proposed Merger will be consummated.

If the Proposed Merger is not completed for any reason, the price of flyExclusive’s Class A Common Stock may decline to the extent that the market price of flyExclusive’s Class A Common Stock reflects or previously reflected positive market assumptions that the Proposed Merger would be completed and the related benefits would be realized. In addition, flyExclusive has expended and will continue to expend significant management time and resources and has incurred and will continue to incur significant expenses due to legal, advisory, printing, and financial services fees related to the Proposed Merger. These expenses must be paid regardless of whether the Proposed Merger is consummated.

The Amended and Restated Merger Agreement and Plan of Reorganization, dated May 6, 2025, by and among flyExclusive, Jet.AI, MergerSub, and SpinCo (the “A&R Merger Agreement”) may be terminated by either flyExclusive or Jet.AI if the Proposed Merger is not completed by June 30, 2025, except that this right to terminate the A&R Merger Agreement will not be available to any party whose failure to fulfill any material covenant or agreement under the A&R Merger Agreement is the primary cause of or resulted in the failure of the transactions to be consummated on or before that date. flyExclusive and Jet.AI can also mutually decide to terminate the A&R Merger Agreement at any time, before or after Jet.AI stockholder approval is obtained. In addition, flyExclusive and Jet.AI may elect to terminate the A&R Merger Agreement in certain other circumstances.

If the Proposed Merger is not completed for any reason, flyExclusive’s ongoing business and financial results may be adversely affected and, without realizing any of the benefits of having completed the Proposed Merger, flyExclusive will be subject to a number of risks, including the following:

•
flyExclusive will be required to pay its costs relating to the Proposed Merger, which are substantial, such as legal, accounting, financial advisory, and printing fees, whether or not the Proposed Merger is completed;
•
time and resources committed by flyExclusive’s management to matters relating to the Proposed Merger could otherwise have been devoted to pursuing other beneficial opportunities;
•
flyExclusive may experience negative reactions from financial markets, including negative impacts on the price of its Class A common stock, including to the extent that the current market price reflects a market assumption that the Proposed Merger will be completed;
•
flyExclusive may experience negative reactions from employees, customers, or vendors; and
•
since the A&R Merger Agreement restricts the conduct of flyExclusive’s business prior to completion of the Proposed Merger, flyExclusive may not have been able to take certain actions during the pendency of the Proposed Merger that would have benefited it as an independent company and the opportunity to take such actions may no longer be available.

During the pendency of the A&R Merger Agreement, flyExclusive may not be able to enter into a business combination with another party at a favorable price because of restrictions in the A&R Merger Agreement, which could adversely affect its business.

Covenants in the A&R Merger Agreement impede the ability of flyExclusive to make acquisitions, subject to specified exceptions relating to fiduciary duties, or complete other mergers, sales of assets, or other business combinations pending completion of the Proposed Merger. As a result, if the Proposed Merger is not completed, flyExclusive may be at a disadvantage to its competitors during that period. In addition, while the A&R Merger Agreement is in effect, flyExclusive is generally prohibited from soliciting, initiating, encouraging, or entering into specified extraordinary transactions, such as a merger, sale of assets, or other business combination, with any third party, subject to specified exceptions, even if any such transaction could be favorable to flyExclusive’s stockholders.

The issuance of shares of our Class A Common Stock upon the closing of the Proposed Merger of FlyX Merger Sub, Inc. and Jet.AI Merger Sub will dilute your ownership.

The issuance of shares of our Class A Common Stock upon the closing of the Proposed Merger will cause dilution to the ownership of our then existing holders of Class A Common Stock. The number of shares to be issued to Jet.AI stockholders at closing will be based on the closing exchange ratio set out in the merger agreement which will be based on, in part, SpinCo’s net cash at closing and the volume weighted average closing sale price of flyExclusive’s Class A Common Stock for the 30 trading days ending three days prior to the closing date, subject to certain adjustments. The actual amount of shares issued will depend on the Class A Common Stock price and SpinCo’s net cash, which could result in fewer or more shares being issued.

Substantial future sales of our Class A Common Stock by existing stockholders could cause the market price of our Class A Common Stock to decline.

We are required to register for resale with the SEC an aggregate of 92,430,476 shares of Class A Common Stock and have filed registration statements to effect that registration. These registered shares represent approximately 78% of our total shares of Class A Common Stock outstanding on a fully diluted basis as of April 30, 2025. Of these registered shares, 59,930,000 shares beneficially owned by Thomas James Segrave Jr., our CEO and Chairman, and 28,487,045 are beneficially owned by EG Sponsor LLC, of which 5,625,000 shares are subject to a lock-up period ending on December 27, 2026, subject to the terms of the letter agreement executed in connection with the initial public offering of EG Acquisition Corp.

For existing stockholders who are not subject to contractual lock-up restrictions, and for EG Sponsor LLC once its lock-up period expires, after the respective registration statements for the resale of such shares are effective and until such time that they are no longer effective, the resale of these shares will be permitted pursuant to the respective registration statement. The resale, or expected or potential resale, of a substantial number of our shares of Class A Common Stock in the public market could adversely affect the market price for our Class A Common Stock and make it more difficult for investors to sell their shares of Class A Common Stock at such times and at such prices that they deem desirable. Furthermore, we expect that because of the large number of shares registered pursuant to each registration statement, those existing selling stockholders will continue to offer the shares covered by the registration statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to either registration statement may continue for an extended period of time. In addition, the market reaction to such sales of our Class A Common Stock could also negatively affect the price of our publicly traded warrants.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective March 7, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an individual investor (the “Purchaser”), pursuant to which the Company agreed to issue and sell to the Purchaser 2,000,000 shares of the Company’s Class A Common Stock at a per share purchase price of $2.90, which was equal to the undiscounted market price on the date the parties agreed to pursue the transaction, resulting in gross proceeds to the Company of $5.8 million, subject to the payment of transaction expenses. The transaction simultaneously closed on March 7, 2025. The shares were issued in a private placement pursuant to Section 4(a)(2) of the Securities Act.

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

Issuer Purchases of Equity Securities

We did not make any purchases of our common stock during the three months ended March 31, 2025, which is the first quarter of our fiscal year.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Insider Trading Arrangements - During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION	FILED HEREWITH	FORM	EXHIBIT	FILING DATE

2.1	Agreement and Plan of Merger and Reorganization, dated February 13, 2025, by and among by and among flyExclusive, Inc., FlyX Merger Sub, Inc., Jet.AI Inc., and Jet.AI SpinCo, Inc.		8-K	2.1	2/18/2025

2.2	Amended and Restated Agreement and Plan of Merger and Reorganization, dated May 6, 2025, by and among flyExclusive, Inc., FlyX MergerSub, Jet.AI Inc. and Jet.AI SpinCo, Inc.		8-K	10.1	5/6/2025

10.1	Separation and Distribution Agreement, dated February 13, 2025, by and among flyExclusive, Inc., Jet.AI Inc., and Jet.AI SpinCo, Inc.		8-K	10.1	2/18/2025

10.2	Form of Support Agreement		8-K	10.2	2/18/2025

10.3	Securities Purchase Agreement, effective as of March 7, 2025, by and between flyExclusive, Inc. and the investor signatory thereto.		8-K	10.1	3/10/2025

10.4	Securities Purchase Agreement, dated as of March 21, 2025, between flyExclusive, Inc. and the Purchaser named therein.		8-K	10.27	3/24/2025

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Chief Executive Officer and the President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Shareholders' Equity (Deficit) / Members' Equity (Deficit) and Temporary Equity , (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

FLYEXCLUSIVE, INC.

Dated: May 13, 2025	By:	/s/ Thomas James Segrave, Jr.
	Name:	Thomas James Segrave, Jr.
	Title:	Chief Executive Officer and Chairman

Dated: May 13, 2025	By:	/s/ Brad G. Garner
	Name:	Brad G. Garner
	Title:	Chief Financial Officer

Dated: May 13, 2025	By:	/s/ Zachary M. Nichols
	Name:	Zachary M. Nichols
	Title:	Chief Accounting Officer