Form 10-Q
period 2025-06-30
FLYEXCLUSIVE INC.
filed 2025-08-13
CIK 1843973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The Registrant had outstanding 20,199,586 shares of Class A Common Stock, par value $0.0001 per share, and 59,930,000 shares of Class B Common Stock, par value $0.0001 per share as of July 31, 2025.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

flyExclusive, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share amounts)	June 30, 2025	December 31, 2024 (Revised)
ASSETS
Current assets
Cash and cash equivalents	$15,819	$31,694
Accounts receivable, net	2,651	2,024
Other receivables	7,896	7,140
Due from related parties, current portion	1,225	2,645
Parts and supplies inventory, net	6,325	5,658
Investments in securities	—	65,541
Prepaid engine overhauls, current portion	13,520	13,710
Aircraft held for sale, current portion	8,629	7,786
Prepaid expenses and other current assets	9,443	7,771
Total current assets	65,508	143,969
Notes receivable, non-current portion, net	3,700	3,700
Property and equipment, net	232,781	259,874
Aircraft held for sale, non-current portion	—	4,085
Operating lease right-of-use assets	68,242	68,970
Finance lease right-of-use assets	29,389	15,680
Intangible assets, net	1,326	1,600
Prepaid engine overhauls, non-current portion	41,336	39,408
Other non-current assets	1,161	1,004
Total assets	$443,443	$538,290
LIABILITIES, STOCKHOLDERS’ (DEFICIT) / MEMBERS' EQUITY, AND TEMPORARY EQUITY
Current liabilities
Accounts payable	$32,322	$20,295
Excise tax payable	1,188	1,188
Long-term notes payable, current portion	19,552	84,883
Deferred revenue, current portion	122,798	128,905
Operating lease liabilities, current portion	16,767	15,617
Finance lease liabilities, current portion	5,959	1,282
Other current liabilities	30,185	29,944
Short-term notes payable	8,315	5,962
Long-term notes payable - related party, current portion	23,083	6,677
Total current liabilities	260,169	294,753
Long-term notes payable, non-current portion	92,001	104,027
Long-term notes payable - related party, non-current portion	15,651	36,895
Operating lease liabilities, non-current portion	52,923	54,611
Finance lease liabilities, non-current portion	14,778	5,708
Deferred revenue, non-current portion	21,565	20,612
Warrant liabilities	2,233	3,014
Other non-current liabilities	36,716	30,342
Total liabilities	$496,036	$549,962

Temporary equity
Redeemable noncontrolling interest	155,122	159,514
Series A preferred stock, par value $0.0001; 25,000 shares authorized and 25,000 shares issued and outstanding	25,838	23,799
Series B preferred stock, par value $0.0001; 29,737 shares authorized and 29,737 shares issued and outstanding	21,351	15,073
Stockholders' (deficit) / equity
Accumulated other comprehensive loss	—	(56)
Class A common stock; par value $0.0001; 200,000,000 and 200,000,000 shares authorized; 20,199,586 and 18,199,586 shares issued and outstanding, respectively	2	2
Class B common stock; par value $0.0001; 100,000,000 and 100,000,000 shares authorized; 59,930,000 and 59,930,000 shares issued and outstanding, respectively	6	6
Additional paid-in capital	25,599	—
Accumulated deficit	(286,958)	(233,441)
Total flyExclusive stockholders’ (deficit) / equity	(261,351)	(233,489)
Noncontrolling interests	6,447	23,431
Total stockholders’ (deficit) / equity	(254,904)	(210,058)
Total liabilities, temporary equity and stockholders' / members' equity	$443,443	$538,290

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

flyExclusive, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share amounts)	2025	2024	2025	2024
Revenue	$91,332	$79,013	$179,457	$158,985
Costs and expenses
Cost of revenue	77,609	72,755	154,434	146,989
Selling, general and administrative	20,298	21,490	41,288	46,673
Depreciation and amortization	5,770	6,682	12,021	13,173
(Gain) loss on aircraft sales and aircraft held for sale	15	(72)	(1,190)	1,417
Total costs and expenses	103,692	100,855	206,553	208,252
Loss from operations	(12,360)	(21,842)	(27,096)	(49,267)
Other income (expense)
Interest income	236	1,162	939	2,440
Interest expense	(4,429)	(5,666)	(9,817)	(10,321)
Change in fair value of warrant liabilities	212	(899)	781	(3,679)
Loss on extinguishment of debt	—	—	(4,161)	—
Other income (expense)	212	(609)	178	(17)
Total other income (expense), net	(3,769)	(6,012)	(12,080)	(11,577)
Loss before income taxes	(16,129)	(27,854)	(39,176)	(60,844)
Income tax benefit	—	—	—	—
Net loss	(16,129)	(27,854)	(39,176)	(60,844)
Less: Net loss attributable to redeemable noncontrolling interests	(12,063)	(20,501)	(29,621)	(42,200)
Less: Net income (loss) attributable to noncontrolling interests	698	(2,200)	658	(7,650)
Net loss attributable to flyExclusive, Inc.	(4,764)	(5,153)	(10,213)	(10,994)
Add: Series A Preferred Dividends	(1,032)	(972)	(2,039)	(1,257)
Add: Series B Preferred Dividends	(1,305)	—	(2,297)	—
Net loss attributable to common stockholders	$(7,101)	$(6,125)	$(14,549)	$(12,251)
Basic and Diluted Earnings (Loss) Per Share	$(0.26)	$(0.32)	$(0.55)	$(0.67)
Weighted Average Common Shares Outstanding (Basic & Diluted)	27,772,428	19,169,742	26,471,721	18,237,732
Other comprehensive loss
Net loss attributable to flyExclusive, Inc.	$(4,764)	$(5,153)	$(10,213)	$(10,994)
Unrealized gains (losses) on available-for-sale debt securities	2	(24)	56	(192)
Comprehensive loss attributable to flyExclusive, Inc.	$(4,762)	$(5,177)	$(10,157)	$(11,186)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

flyExclusive, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Deficit) / Members' Equity (Deficit) and Temporary Equity (Unaudited)

	Temporary Equity			Permanent Equity
	Redeemable noncontrolling	Series A Preferred	Series B Preferred	Class A Common stock		Class B Common stock		Additional paid-in	Accumulated other comprehensive income	Accumulated	Total fly Exclusive stockholders’ equity	Noncontrolling	Total stockholders’ equity (deficit) / members'
(in thousands, except share amounts)	interest	stock	stock	Shares	Amount	Shares	Amount	capital (Revised)	(loss)	deficit (Revised)	(deficit)	Interests (Revised)	equity
Balances at December 31, 2024	$159,514	$23,799	$15,073	18,199,586	$2	59,930,000	$6	$—	$(56)	$(233,441)	$(233,489)	$23,431	$(210,058)
Contributions from non controlling interests		—	—	—	—	—	—	—	—	—	—	71	71
Distributions to non controlling interests (revised)	—	—	—	—	—	—	—	—	—	—	—	(9,636)	(9,636)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	—	54	—	54	—	54
Issuance of Class A common stock pursuant to Securities Purchase Agreement	—	—	—	2,000,000	—	—	—	5,800	—	—	5,800	—	5,800
Issuance of Series B Preferred stock	—	—	3,963	—	—	—	—	4,426	—	—	4,426	—	4,426
Accretion of Redeemable non controlling interest to redemption amount (revised)	50,068	—	—	—	—	—	—	(11,100)	—	(38,968)	(50,068)	—	(50,068)
Dividends payable on Series A Preferred temporary equity	—	662	—	—	—	—	—	—	—	(662)	(662)	—	(662)
Amortization of discount on Series A Preferred temporary equity	—	345	—	—	—	—	—	—	—	(345)	(345)	—	(345)
Dividends payable on Series B Preferred temporary equity	—	—	992	—	—	—	—	—	—	(992)	(992)	—	(992)
Amortization of discount on Series B Preferred temporary equity	—	—	190	—	—	—	—	(190)	—	—	(190)	—	(190)
Stock based compensation	—	—	—	—	—	—	—	1,064	—	—	1,064	—	1,064
Net loss	(17,558)	—	—	—	—	—	—	—	—	(5,449)	(5,449)	(40)	(5,489)
Balances at March 31, 2025	$192,024	$24,806	$20,218	20,199,586	$2	59,930,000	$6	$—	$(2)	$(279,857)	$(279,851)	$13,826	$(266,025)
Contributions from non controlling interests	—	—	—	—	—	—	—	—	—	—	—	1,354	1,354
Distributions to non controlling interests	—	—	—	—	—	—	—	—	—	—	—	(9,431)	(9,431)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	—	2	—	2	—	2
Issuance of Class A common stock pursuant to Securities Purchase Agreement	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series B Preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—
Accretion of Redeemable non controlling interest to redemption amount	(24,839)	—	—	—	—	—	—	24,839	—	—	24,839	—	24,839
Dividends payable on Series A Preferred temporary equity	—	758	—	—	—	—	—	—	—	(758)	(758)	—	(758)
Amortization of discount on Series A Preferred temporary equity	—	274	—	—	—	—	—	—	—	(274)	(274)	—	(274)
Dividends payable on Series B Preferred temporary equity	—	—	1,305	—	—	—	—	—	—	(1,305)	(1,305)	—	(1,305)
Dividends paid on Series B Preferred temporary equity	—	—	(360)	—	—	—	—	—	—	—	—	—	—
Amortization of discount on Series B Preferred temporary equity	—	—	188	—	—	—	—	(188)	—	—	(188)	—	(188)
Stock based compensation	—	—	—	—	—	—	—	948	—	—	948	—	948
Net income (loss)	(12,063)	—	—	—	—	—	—	—	—	(4,764)	(4,764)	698	(4,066)
Balances at June 30, 2025	$155,122	$25,838	$21,351	20,199,586	$2	59,930,000	$6	$25,599	$—	$(286,958)	$(261,351)	$6,447	$(254,904)

flyExclusive, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Deficit) / Members' Equity (Deficit) and Temporary Equity (Unaudited) (continued)

	Temporary Equity			Permanent Equity
	Redeemable noncontrolling	Series A Preferred	Series B Preferred	Class A Common stock		Class B Common stock		Additional paid-in	Accumulated other comprehensive income	Accumulated	Total fly Exclusive stockholders’ equity	Noncontrolling	Total stockholders’ equity (deficit) / members'
(in thousands, except share amounts)	interest	stock	stock	Shares	Amount	Shares	Amount	capital (Revised)	(loss)	deficit (Revised)	(deficit)	Interests	equity
Balances at December 31, 2023	$(35,525)	$—	$—	16,647,529	$2	59,930,000	$6	$126,978	$(69)	$(80,456)	$46,461	$24,394	$70,855
Contributions from non controlling interests	—	—	—	—	—	—	—	—	—	—	—	157	157
Distributions to non controlling interests	—	—	—	—	—	—	—	—	—	—	—	(2,455)	(2,455)
Acquisitions of non controlling interests	—	—	—	—	—	—	—	(1,984)	—	—	(1,984)	(1,434)	(3,418)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	—	(169)	—	(169)	—	(169)
Exchange of warrants for Class A common stock	—	—	—	277,447	—	—	—	371	—	—	371	—	371
Issuance of Class A common stock upon cashless exercise of warrants	—	—	—	967,045	—	—	—	4,302	—	—	4,302	—	4,302
Issuance of Series A Preferred stock	—	20,361	—	—	—	—	—	—	—	—	—	—	—
Accretion of Redeemable non controlling interest to redemption amount	192,364	—	—	—	—	—	—	(129,667)	—	(62,697)	(192,364)	—	(192,364)
Dividends payable on Series A Preferred temporary equity	—	188	—	—	—	—	—	—	—	(188)	(188)	—	(188)
Amortization of discount on Series A Preferred temporary equity	—	97	—	—	—	—	—	—	—	(97)	(97)	—	(97)
Net loss	(21,699)	—	—	—	—	—	—	—	—	(5,841)	(5,841)	(5,450)	(11,291)
Balances at March 31, 2024	$135,140	$20,646	$—	17,892,021	$2	59,930,000	$6	$—	$(238)	$(149,279)	$(149,509)	$15,212	$(134,297)
Contributions from non controlling interests	—	—	—	—	—	—	—	—	—	—	—	103	103
Distributions to non controlling interests	—	—	—	—	—	—	—	—	—	—	—	(3,734)	(3,734)
Acquisitions of non controlling interests	—	—	—	—	—	—	—	256	—	5	261	2,944	3,205
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	—	(24)	—	(24)	—	(24)
Issuance of Class A common stock upon cashless exercise of warrants	—	—	—	7,565	—	—	—	35	—	—	35	—	35
Accretion of Redeemable non controlling interest to redemption amount (revised)	(5,657)	—	—	—	—	—	—	5,657	—	—	5,657	—	5,657
Dividends payable on Series A Preferred temporary equity	—	631	—	—	—	—	—	—	—	(631)	(631)	—	(631)
Amortization of discount on Series A Preferred temporary equity	—	341	—	—	—	—	—	—	—	(341)	(341)	—	(341)
Net loss	(20,501)	—	—	—	—	—	—	—	—	(5,153)	(5,153)	(2,200)	(7,353)
Balances at June 30, 2024	$108,982	$21,618	$—	$17,899,586	$2	$59,930,000	$6	$5,948	$(262)	$(155,399)	$(149,705)	$12,325	$(137,380)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

flyExclusive, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(39,176)	$(60,844)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	11,326	13,173
Amortization of finance lease right-of-use assets	695	—
Amortization of contract costs	754	547
Non-cash interest income	(634)	(1,402)
Non-cash interest expense	1,726	747
Non-cash rent expense	11,244	10,787
(Gain) loss on aircraft sales and aircraft held for sale	(1,190)	1,417
(Gain) on lease termination	(19)	(138)
Provision for credit losses	72	1,916
Provision for inventory reserve	10	—
Realized (gain) loss on investment securities	294	46
Change in fair value of private placement warrant liability	(304)	1,451
Change in fair value of public warrant liability	(177)	4,552
Change in fair value of penny warrant liability	(300)	(2,324)
Loss on extinguishment of debt	4,161	—
Stock-based compensation	2,013	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(700)	(188)
Due from related parties	1,420	141
Other receivables	(756)	(1,066)
Parts and supplies inventory	(677)	(908)
Prepaid expenses and other current assets	(2,461)	811
Operating lease liabilities	(11,034)	(10,973)
Other assets	(157)	(73)
Accounts payable	12,027	510
Other current liabilities	522	(3,945)
Deferred revenue	(5,154)	(2,797)
Other non-current liabilities	6,374	6,390
Net cash flows from operating activities	(10,101)	(42,170)
Cash flows from investing activities:
Capitalized development costs	(23)	(274)
Purchases of property and equipment	(4,108)	(28,131)
Proceeds from sales of property and equipment	31,521	23,734
Finance lease direct initial costs	(381)	—
Purchases of engine overhauls	(9,628)	(9,801)
Purchases of investments	(15,457)	(41,635)
Proceeds from sale of investments	80,025	44,543
Proceeds from notes receivable	—	15,015
Net cash flows from investing activities	81,949	3,451

flyExclusive, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	Six Months Ended June 30,
	2025	2024
Cash flows from financing activities:
Proceeds from issuance of debt	3,474	71,413
Repayment of debt	(79,407)	(50,458)
Payment of deferred financing costs	—	—
Payment of debt issuance costs	(373)	(2,844)
Principal payments on finance leases	(278)	—
Payment of dividends, preferred stock	(360)	—
Cash contributions - non-controlling interests	633	260
Cash distributions - non-controlling interests	(17,212)	(6,189)
Proceeds from preferred stock issuance, net of issuance costs	5,800	24,250
Net cash flows from financing activities	(87,723)	36,432
Net increase (decrease) in cash and cash equivalents	(15,875)	(2,287)
Cash and cash equivalents at beginning of period	31,694	11,626
Cash and cash equivalents at end of period	$15,819	$9,339
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Exchange of Fly public warrants for flyExclusive Class A common stock	$—	$371
Change in redemption value of redeemable noncontrolling interest	$24,839	$186,707
FlyExclusive Class A common stock issued on cashless exercise of public warrants	$—	$4,337
Issuance of penny warrants in connection with Class A Preferred temporary equity issuance	$—	$3,746
Increase in dividends payable and accreted discount on Series A Preferred temporary equity	$—	$1,257
Dividends payable on Class A Temporary Equity	$2,039	$—
Dividends payable on Class B Temporary Equity	$2,315	$—
Transfers from prepaid engine overhaul to property and equipment	$2,403	$8,305
Transfer of fixed assets and prepaid engine overhauls to held for sale	$605	$—
Unrealized change in fair value of available-for-sale securities	$56	$193
ROU assets obtained in exchange for operating lease liabilities	$8,023	$3,571
ROU assets obtained in exchange for finance lease liabilities	$14,023	$—
Non-cash exchanges for non-controlling ownership interest	$1,063	$—
Acquisition of non-controlling interests	$—	$6,892

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

Correction of an Error

As part of our second quarter close process, the Company identified certain items that required revision surrounding the allocation of activity related to the accretion of redeemable non-controlling interest to its redemption amount between additional paid-in capital and accumulated deficit. These errors had no impact on previously reported loss from operations, net loss, loss per share, temporary equity or permanent equity. The consolidated balance sheet as of December 31, 2024 and the condensed consolidated statements of stockholders' equity (deficit) / members' equity (deficit) and temporary equity for the three months ended March 31, 2025 and June 30, 2024 have been revised to reflect these adjustments to the presentation. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, the Company evaluated quantitative and qualitative factors and determined the impacts were not material, individually or in the aggregate, to the Company’s previously issued interim condensed consolidated financial statements or annual

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

consolidated financial statements. As a result, the Company has revised its prior period consolidated financial statements for these and other immaterial corrections as outlined in the tables below:

Condensed Consolidated Statements of Stockholders' Equity (Deficit) / Members' Equity (Deficit) and Temporary Equity (Unaudited)
June 30, 2024
	As Reported	Adjustment	As Revised
Accumulated other comprehensive loss	$(262)	$—	$(262)
Class A common stock	2	—	2
Class B common stock	6	—	6
Additional paid-in capital	—	5,948	5,948
Accumulated deficit	(149,451)	(5,948)	(155,399)
Noncontrolling interests	12,325	—	12,325
Total stockholders' (deficit)/equity	$(137,380)	—	$(137,380)

Consolidated Balance Sheet
December 31, 2024
	As Reported	Adjustment	As Revised
Accumulated other comprehensive loss	$(56)	$—	$(56)
Class A common stock	2	—	2
Class B common stock	6	—	6
Additional paid-in capital	9,618	(9,618)	—
Accumulated deficit	(244,177)	10,736	(233,441)
Noncontrolling interests	24,549	(1,118)	23,431
Total stockholders' (deficit)/equity	$(210,058)	—	$(210,058)

Condensed Consolidated Statements of Stockholders' Equity (Deficit) / Members' Equity (Deficit) and Temporary Equity (Unaudited)
March 31, 2025
	As Reported	Adjustment	As Revised
Accumulated other comprehensive loss	$(2)	$—	$(2)
Class A common stock	2	—	2
Class B common stock	6	—	6
Additional paid-in capital	19,552	(19,552)	—
Accumulated deficit	(301,020)	21,163	(279,857)
Noncontrolling interests	15,437	(1,611)	13,826
Total stockholders' (deficit)/equity	$(266,025)	—	$(266,025)

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

Liquidity and Going Concern

Within the six months ended June 30, 2025, the Company incurred net losses and has operated with a working capital deficit. To date, the Company has financed its operations primarily through a combination of operating cash flows, the sale of equity securities and convertible debt, proceeds from the Merger (which was accounted for as a reverse recapitalization), and borrowings under loan facilities. At June 30, 2025, the Company had an accumulated deficit of $286,958 and a working capital deficit, as defined by a shortfall of current assets as compared with current liabilities of $194,661 and $150,784 as of June 30, 2025 and December 31, 2024, respectively. The Company’s net losses were $39,176 and $60,844 for the six months ended June 30, 2025 and 2024, respectively. Net cash flows used in

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

operating activities were $10,101 and $42,170 for the six months ended June 30, 2025 and 2024, respectively. The Company expects to incur operating losses in the near term as the Company advances its fleet modernization and associated cost savings initiatives.

As of June 30, 2025, the Company had cash and cash equivalents of $15,819.

The Company believes its cash and cash equivalents on hand, operating cash flows, and proceeds from the fractional program will be sufficient to fund operations, including capital expenditure requirements, for at least 12 months from the issuance date of these financial statements. However, the Company might need additional capital to fund growth plans or as circumstances change, which it would expect to obtain through equity issuances, refinancing existing debt, or new borrowings. Sufficient capital may not be readily available to the Company when needed or on acceptable terms, or at all. If the Company is unable to raise capital, it could be forced to delay, reduce, suspend, or cease its working capital requirements, capital expenditures, and business development efforts, which would have a negative impact on its business, prospects, operating results, and financial condition.

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

Segment Information

The Company determines its operating segment after considering the Company’s organizational structure and the information regularly reviewed and evaluated by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has determined that its CODM is its Chief Executive Officer. The CODM reviews the financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. On the basis of these factors, the Company determined that it operates and manages its business as one operating segment, private aviation services. All ancillary and other revenue sources such as fractional ownership and MRO services are primarily to support the provision of the Company’s private aviation services to customers. Substantially all the Company’s long-lived assets are held in the United States, and revenue from private aviation services is substantially earned from flights throughout the United States. See Note 4 "Segment Information" for additional disclosures.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Public Warrants, Private Warrants, and Penny Warrants

As of June 30, 2025, the following Company warrants were outstanding: (i) the Public Warrants initially included in the EGA units issued in EGA's initial public offering, (ii) the warrants of EGA held by EG Sponsor LLC (the “EGA Sponsor”) that were issued to the EGA Sponsor at the closing of EGA's initial public offering (the "Private Placement Warrants,"), (iii) warrants issued on March 4, 2024 in connection with the Series A Preferred Stock offering as described within Note 24 "Stockholders’ Equity / Members' Deficit and Noncontrolling Interests" (the "Series A Penny Warrants"), (iv) warrants issued on August 8, 2024, August 14, 2024, and March 21, 2025 in connection with the March 2025 and August 2024 Series B Preferred Stock offerings and the March 2025 note conversion as described within Note 24 "Stockholders' Equity/Members' Deficit and Noncontrolling Interests" (the "Series B Penny Warrants," together with the Series A Penny Warrants, the "Penny Warrants," and together with the Public Warrants, the Private Placement Warrants and the Series A Penny Warrants, the "Warrants").

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

Receivables, Net of Allowance for Credit Losses

Accounts receivables are recorded at the invoiced or earned amount billed to the customers and are reported as net of an allowance for credit losses. The Company applies an incurred loss estimate to calculate the allowance for doubtful accounts. Under ASC 326, the Company maintains an allowance for credit losses and considers the level of past-due accounts based on the contractual terms of the receivables, historical write offs, and existing economic conditions, as well as its relationships with, and the economic status of individual accounts to calculate the allowance for credit losses. The estimated credit losses charged to the allowance is recorded as "Selling, general and administrative" in the condensed consolidated statements of operations and comprehensive loss (unaudited). Accounts receivables are written off when deemed uncollectible based on individual credit evaluations and specific circumstances. The Company had an allowance for credit losses on accounts receivable of $80 as of both June 30, 2025 and December 31, 2024.

Notes receivables are recorded at amortized cost, and are reported as net of an allowance for credit losses. Under ASC 326, the Company maintains an allowance for credit losses based on the difference between the fair value of the collateral associated with the note, less costs to sell the asset, and the amortized cost basis of the note. The Company had an allowance for credit losses on notes receivable of $0 as of both June 30, 2025 and December 31, 2024.

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

For periods when the noncontrolling interest is currently redeemable, the Company will adjust the carrying value of the noncontrolling interest based on the higher of (1) the initial carrying value, increased or decreased for the redeemable noncontrolling interest's share of net income or loss, or (2) the redemption value.

Any change in the carrying value of the redeemable noncontrolling interest will be recorded against retained earnings, or additional paid-in capital to the extent available in the absence of retained earnings. In the absence of both retained earnings and additional paid-in capital, the change will be recorded against accumulated deficit within equity.

Temporary Equity

The Company accounts for its common and preferred stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Common and preferred stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common and preferred stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Series A Preferred Stock and Series B Preferred Stock (as defined within Note 24 "Stockholders’ Equity / Members' Deficit and Noncontrolling Interests") feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 25,000 shares of Series A Preferred Stock and 29,737 shares of Series B Preferred Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet at June 30, 2025.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

The (gain) or loss on aircraft previously held for use as property and equipment and subsequently elected to actively market for sale is presented within the (gain) loss on aircraft sales and aircraft held for sale on the condensed consolidated statements of operations and comprehensive loss (unaudited). When a decision is made to actively market for sale, depreciation is discontinued, and aircraft held for sale is recorded at the lower of carrying value and fair value less costs to sell. We present aircraft assets held for sale at the lower of their current carrying value or their fair market value less costs to sell including $8,629 classified within “current assets” and $0 classified within "non-current assets" on the Company’s condensed consolidated balance sheet (unaudited) as of June 30, 2025. The fair values are based upon observable and unobservable inputs, including market trends and conditions. The assumptions used to determine the fair value of the assets held for sale are subject to inherent uncertainty and could produce a wide range of outcomes which the Company will continue to monitor in future periods as new information becomes available. Prior to the ultimate sale of the assets, subsequent changes in the estimate of the fair value of the assets held for sale will be recorded as a (gain) or loss with a corresponding adjustment to the assets’ carrying value.

As of June 30, 2025 and December 31, 2024, the Company had 2 and 3 aircraft classified as held for sale, respectively. The following table summarizes the Company's held for sale activity during the six months ended June 30, 2025:

Six Months Ended June 30,
2025
Aircraft held for sale as of December 31, 2024	$11,871
Aircraft held for sale sold	(3,650)
Aircraft reclassified to held for sale	605
Impairment gain (loss) due to fair value adjustments	(197)
Aircraft held for sale as of June 30, 2025	$8,629

Contract Acquisition Costs

The Company pays commissions on deposits from new and recurring Jet Club member contracts. These commissions are contract acquisition costs that are capitalized as an asset on the condensed consolidated balance sheets (unaudited) as these are incremental amounts directly related to attaining contracts with customers. Sales commissions capitalized were $412 and $857 during the three and six months ended June 30, 2025, respectively, and $283 and $536 during the three and six months ended June 30, 2024.

As of June 30, 2025 and December 31, 2024, contract acquisition costs of $854 and $923, respectively, were included within Prepaid expenses and other current assets and $1,122 and $965, respectively, were included within Other non-current assets on the condensed consolidated balance sheets (unaudited).

Capitalized contract costs are amortized on a straight-line basis concurrently over the same period of benefit in which the associated revenue is recognized. Amortization expense related to capitalized contract costs included in selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss (unaudited) was $390 and $754 during the three and six months ended June 30, 2025, respectively, and $272 and $547 during the three and six months ended June 30, 2024, respectively.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

Recently Issued Accounting Standards Not Yet Adopted

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

3.
Earnings (Loss) Per Share

The Company computes basic earnings (loss) per share using net loss attributable to Company common stockholders and the weighted average number of common shares outstanding during each period. As the Company has obligations under the Penny Warrants to issue shares for little or no cash consideration contingent only upon the passage of time (see Note 18 "Warrant Liabilities" for a description of the Penny Warrants), weighted average shares issuable under the Penny Warrants are included in the denominator in the calculation of basic and diluted EPS. Shares of Class B Common Stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class B Common Stock under the two-class method has not been presented.

The following table sets forth the computation of the Company’s basic and diluted net (loss) income per share:

	Three Months Ended June 30,	Six Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025	2024	2024
Numerator:
Net loss	$(16,129)	$(39,176)	$(27,854)	$(60,844)
Less: Net loss attributable to redeemable noncontrolling interests	(12,063)	(29,621)	(20,501)	(42,200)
Less: Net income (loss) attributable to noncontrolling interests	698	658	(2,200)	(7,650)
Add: Series A Preferred Dividends	(1,032)	(2,039)	(972)	(1,257)
Add: Series B Preferred Dividends	(1,305)	(2,297)	—	—
Basic Net loss attributable to common stockholders	$(7,101)	$(14,549)	$(6,125)	$(12,251)
Denominator:
Weighted Average Class A Common Stock outstanding	20,199,586	19,470,304	17,899,501	17,409,942
Weighted Average Class A Common Stock issuable under Series A Penny Warrants	1,304,742	1,293,803	1,270,241	827,790
Weighted Average Class A Common Stock issuable under Series B Penny Warrants	6,268,100	5,707,614	—	—
Weighted Average Shares Outstanding - basic and diluted	27,772,428	26,471,721	19,169,742	18,237,732
Basic and Diluted Earnings (Loss) Per Share
Basic	$(0.26)	$(0.55)	$(0.32)	$(0.67)
Diluted	$(0.26)	$(0.55)	$(0.32)	$(0.67)

The following table summarizes potentially dilutive outstanding securities for the three and six months ended June 30, 2025 and 2024 which were excluded from the calculation of diluted EPS, because their effect would have been anti-dilutive:

	For the three and six months ended	For the three and six months ended
	June 30, 2025	June 30, 2024
Public warrants	2,519,869	2,519,869
Private Placement Warrants	4,333,333	4,333,333
Series A Penny Warrants	1,304,742	1,270,154
Class B Common Stock	59,930,000	59,930,000
Total anti-dilutive features	68,087,944	68,053,356

4.
Segment Information

The Company has one reportable segment, private aviation services, managed on a consolidated basis by the Chief Executive Officer who is the CODM. The private aviation services segment provides charters, aircraft partnerships, jet club memberships, fractional

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

The CODM allocates resources and evaluates performance based on net loss, which is the Company’s measure of segment profit or loss. The CODM considers budget to actual and year-over-year variances for net loss when making decisions about how to utilize the Company’s resources. The components of segment profit or loss were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total Revenue	$91,332	$79,013	$179,457	$158,985
Less:
Cost of revenue	77,609	72,755	154,434	146,989
Selling, general and administrative	20,298	21,490	41,288	46,673
Depreciation and amortization	5,770	6,682	12,021	13,173
(Gain) loss on aircraft sales and aircraft held for sale	15	(72)	(1,190)	1,417
Other[a]	3,769	6,012	12,080	11,577
Net Loss	$(16,129)	$(27,854)	$(39,176)	$(60,844)
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

5.
Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Fair Value Measurements at June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	5,156	—	—	5,156
	$5,156	$—	$—	$5,156
Liabilities:
Warrant liability - public warrants	$277	$—	$—	$277
Warrant liability - private placement warrants	—	476	—	476
Warrant liability - Series A penny warrants	—	—	1,480	1,480
	$277	$476	$1,480	$2,233

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$2,710	$—	$—	$2,710
Investments in Securities	849	64,692	—	65,541
	$3,559	$64,692	$—	$68,251
Liabilities:
Warrant liability - public warrants	$454	$—	$—	$454
Warrant liability - private placement warrants	—	780	—	780
Warrant liability - Series A penny warrants	—	—	1,780	1,780
	$454	$780	$1,780	$3,014

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

The fair value of the Series A Penny Warrant liability as of June 30, 2025 and December 31, 2024 was determined utilizing a Monte Carlo simulation valuation method, using the following inputs and assumptions:

$ in thousands, except for Stock price, Strike price, and share amounts	June 30, 2025
Warrant Shares	1,304,742
Aggregate Value Cap	$11,250
Stock price	$1.95
Strike price	$0.01
Term (in years)	3.7 years
Volatility	100.0%
Risk free rate	3.7%
Dividend Rate	—%

$ in thousands, except for Stock price, Strike price, and share amounts	December 31, 2024
Warrant Shares	1,274,742
Aggregate Value Cap	$11,250
Stock price	$3.15
Strike price	$0.01
Term (in years)	4.2
Volatility	100.0%
Risk free rate	4.3%
Dividend Rate	—%

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The following table shows the change in the fair value of the Series A Penny Warrant liability for the six months ended June 30, 2025.

June 30, 2025
Balance as of December 31, 2024	$1,780
Issuance of Series A Penny Warrants	—
Change in fair value of Series A Penny Warrants	(300)
Balance as of June 30, 2025	$1,480

There have been no other changes in valuation techniques and related inputs. As of June 30, 2025 and December 31, 2024, there were no transfers between Level 1, Level 2, and Level 3.

6.
Variable Interest Entities

As part of the organizational structure, the Company has established numerous single-asset LLC entities (“SAEs”) each for the primary purpose of holding a single identifiable asset, individual planes / aircraft and leasing the asset to the Company through its wholly-owned subsidiaries. There are SAEs in which the Company has less than 100% equity interest (generally 50% or less) (“SAEs with Equity”). There are also SAEs in which the Company holds no equity interests. Generally, in these instances, the Company initially acquired the aircraft, contributed the aircraft to the SAE, and subsequently sold 100% of the equity interests in the SAE and leased the aircraft back from the third-party in a transaction structured as sale-leaseback (“SAEs without Equity”). The Company also has a 50% noncontrolling ownership interest in an entity that operates an aircraft paint facility (“Paint Entity”).

Management analyzes the Company’s variable interests including loans, guarantees, and equity investments, to determine if the Company has any variable interests in these entities. This analysis includes both qualitative and quantitative reviews. Qualitative analysis is based on an evaluation of the design and primary risk of these entities, their organizational structures including decision making abilities, and financial and contractual agreements. Quantitative analysis is based on these entities’ equity interests and investment. The Company determined it has variable interests in Paint Entity and SAEs with Equity as a result of its equity interest in these entities. For those SAEs without Equity in which the Company has a (a) lease agreement for the aircraft which is the primary asset of these entities (the “lessor SAEs without Equity”), and (b) either (i) has a call option and/or (ii) a lessor put option for a fixed purchase price, it is determined that the Company has variable interests in the lessor SAEs without Equity.

The Company then determines whether the entities that the Company has variable interests in are VIEs. ASC 810, Consolidation, defines a VIE as an entity that either (i) lacks sufficient equity to finance its activities without additional subordinated financial support from other parties; or (ii) has an equity holder(s) that, as a group, lack the characteristics of a controlling financial interest. Paint Entity, SAEs with Equity, and lessor SAEs without Equity are VIEs as they met at least one of the criteria above.

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The Company’s condensed consolidated balance sheets (unaudited) include the following assets and liabilities of these VIEs:

	June 30, 2025	December 31, 2024
Cash	$655	$737
Property and equipment, net	55,685	61,769
Long-term notes payable, current portion	7,565	7,690
Long-term notes payable, non-current portion	26,244	29,619

The Company’s condensed consolidated statements of operations and comprehensive loss (unaudited) include the following expenses of these VIEs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$506	$497	$981	$1,009
Depreciation and amortization	920	1,751	2,000	3,503

The assets of the Company’s VIEs are only available to settle the obligations of these entities. Creditors of each of the VIEs have no recourse to the general credit of the Company.

While the Company has no contractual obligation to do so, it may voluntarily elect to provide the VIEs with additional direct or indirect financial support based on its business objectives. The Company provided financial contributions to the VIEs in the amount of $633 and $260 during the six months ended June 30, 2025 and 2024, respectively.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

7.
Revenue

Disaggregation of Revenue

The following table disaggregates revenue by service type and the timing of when these services are provided to the member or customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Services transferred at a point in time:
Flights	$85,770	$74,384	$168,516	$150,504
Aircraft Management Services	552	—	1,317	—
Services transferred over time:
Memberships	266	1,339	1,323	2,806
MRO	2,872	2,244	4,633	3,734
Fractional ownership purchase price	1,872	1,046	3,668	1,941
	$91,332	$79,013	$179,457	$158,985

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
•
MRO – Time and materials incurred for services performed
•
Fractional Ownership – The portion of fractional interest purchase price allocated to revenue, and flight related charges based on trips flown; and
•
Aircraft Management Services – Fixed monthly management fees charged to third-party aircraft owners

The following tables provide a rollforward of deferred revenue for the six months ended June 30, 2025:

Amount
Balance as of December 31, 2024	$149,517
Revenue recognized	(160,006)
Revenue deferred	154,852
Balance as of June 30, 2025	$144,363

8.
Other Receivables

Other receivables consisted of the following:

	June 30, 2025	December 31, 2024
Rebate receivables	$1,256	$1,117
Federal excise tax receivable	6,121	5,414
Insurance settlement in process	15	—
Income tax receivable	460	460
Other	44	149
	$7,896	$7,140

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

9.
Parts and Supplies Inventory

Parts and supplies inventory consists primarily of aircraft parts and materials and supplies. Parts and supplies inventory, net of reserve, consisted of the following:

	June 30, 2025	December 31, 2024
Aircraft parts	$5,206	$5,101
Materials and supplies	1,325	753
Less: parts and supplies inventory reserve	(206)	(196)
	$6,325	$5,658

10.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2025	December 31, 2024
Prepaid vendor expenses	$3,109	$3,239
Prepaid insurance	3,133	690
Prepaid directors and officers insurance	1,097	2,032
Prepaid maintenance	391	154
Prepaid non-aircraft subscriptions	187	407
MRO revenue in excess of billings	672	326
Deferred commission	854	923
	$9,443	$7,771

11.
Investments in Securities

The Company did not hold any investments in securities as of June 30, 2025. As of December 31, 2024, the cost and fair value of marketable securities was as follows:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills	$55,009	$190	$—	$55,199
Municipal bonds	9,631	38	(351)	9,318
Corporate/government bonds	479	33	—	512
Other bonds	478	34	—	512
	$65,597	$295	$(351)	$65,541

The aggregated unrealized gain (loss) on available-for-sale debt securities in the amounts of $0 and $(56) have been recognized in accumulated other comprehensive income (loss) in the Company’s condensed consolidated balance sheets (unaudited) as of June 30, 2025 and December 31, 2024, respectively.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

12.
Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2025	December 31, 2024
Transportation equipment	$303,458	$329,416
Office furniture and equipment	3,216	3,216
Leasehold improvements	2,407	2,328
Construction in progress	236	236
Deposits on transportation equipment	17,269	14,165
	326,586	349,361
Less: Accumulated depreciation	(93,805)	(89,487)
Property and equipment, net	$232,781	$259,874

Depreciation expense of property and equipment was $5,247 and $10,974, respectively for the three and six months ended June 30, 2025 and $6,338 and $12,517 for the three and six months ended June 30, 2024. The net carrying value of disposals of long-lived assets as of June 30, 2025 and December 31, 2024 was $21,853 and $23,449, respectively.

Interest payments on borrowings to acquire aircraft are capitalized for the month of acquisition when the aircraft’s in-service date begins following the 15th of the month. Interest payments for the month of acquisition would be expensed if the aircraft is placed into service before the 15th of the month. There was no capitalized interest as of June 30, 2025 and December 31, 2024, and was included as a component of construction in progress prior to the equipment’s in-service date.

13.
Intangible Assets

Intangible assets, net are as follows:

	June 30, 2025
	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted- Average Useful Life (in years)
Software - in service	$4,001	$(3,325)	$676	3
FAA certificate	650	—	650	Indefinite
Total acquired intangible assets	$4,651	$(3,325)	$1,326

	December 31, 2024
	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted- Average Useful Life (in years)
Software - in service	$3,978	$(3,028)	$950	3
FAA certificate	650	—	650	Indefinite
Total acquired intangible assets	$4,628	$(3,028)	$1,600

Amortization of intangible assets was $145 and $297 for the three and six months ended June 30, 2025, respectively, and $308 and $602 for the three and six months ended June 30, 2024, respectively. The Company did not record any impairment charges related to intangible assets for the three and six months ended June 30, 2025 and 2024.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The following is a schedule of estimated amortization expense for the following periods:

Fiscal Year	Amount
Remainder of 2025	$256
2026	332
2027	87
2028	1
2029	—
Thereafter	—
$676

14.
Other Current Liabilities

Other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Accrued vendor payments	$6,322	$6,528
Accrued ERC payments	9,044	9,044
Accrued directors and officers insurance	1,780	1,780
Accrued employee-related expenses	9,595	10,239
Accrued engine expenses	932	713
Accrued tax expenses	1,496	1,072
Accrued interest	920	472
Other	96	96
	$30,185	$29,944

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

As of June 30, 2025, the Company had received ERC payments totaling $9,044. The Company’s legal counsel has issued a legal opinion that the Company, more likely than not, qualified for the ERC. However, it remains uncertain whether the Company meets the eligibility qualifications required for the ERC. Therefore, the balance was included in Other current liabilities in the condensed consolidated balance sheets (unaudited) as of June 30, 2025 and December 31, 2024 since the Company may potentially be required to repay the ERC.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

15.
Other Non-Current Liabilities

Other non-current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Fractional ownership deposits	$36,716	$30,342
Other	—	—
	$36,716	$30,342

16.
Debt

The components of the Company’s outstanding Short-term notes payable consisted of the following:

	Interest Rates	June 30, 2025	December 31, 2024
Short-term notes payable
Bank 1	6.5%	$3,160	$—
Bank 2	7.8%	5,155	5,962
Less: Unamortized debt issuance costs		—	—
Total short-term notes payable		$8,315	$5,962

In June 2023, the Company entered into two loan agreements in the amounts of $8,000 and $6,400 principal. Both loans bear an interest rate of 7.75%. These loans originally had a maturity date of six months from the loan date. The maturity date of the $6,400 loan has been extended to June 2026, and the $8,000 loan to June 2029. In April 2025, the Company entered into two loan agreements in the amounts of $1,540 and $1,620 principal with Bank 1, each of which bears an interest rate of 6.5% and has a maturity date of May 2026.

During the three months ended June 30, 2025 and 2024 the Company recorded $15 and $4, respectively, in amortization of debt issuance cost related to short-term debt within interest expense. During the six months ended June 30, 2025 and 2024, the Company recorded $30 and $4, respectively in amortization of debt issuance cost within interest expense in the condensed consolidated statements of operations and comprehensive loss (unaudited).

Total interest expense related to short-term debt was $136 and $124 for the three months ended June 30, 2025 and 2024, respectively. Total interest expense related to short-term debt was $243 and $249 for the six months ended June 30, 2025 and 2024, respectively.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The components of the Company’s outstanding long-term debt consisted of the following:

	Interest Rates		Amounts		Maturity Dates
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Long-term notes payable with banks for the purchase of aircrafts
Bank 1	4.0% - 7.3%	4.0% - 7.3%	$11,008	$11,841	Aug 2025 - Feb 2029	Aug 2025 - Feb 2029
Bank 2	4.0% - 7.8%	4.0% - 7.8%	8,934	12,325	Nov 2027 - Apr 2029	Jun 2025 - Apr 2029
Bank 3	2.3% + SOFR**	2.3% + SOFR**	1,570	1,653	Sep 2025	Sep 2025
Bank 4	n/a	5.3% - 6.0%*	-	3,289	n/a	Jul 2030 - Sep 2030
Bank 5	7.7%	7.7%	1,481	1,614	Jan 2030	Jan 2030
Bank 6	4.0%	4.0%	661	800	Sep 2027	Sep 2027
Bank 7	8.8%	8.8%	12,141	12,361	May 2029	May 2029
Long-term notes payable with financial institutions for the purchase of aircrafts
Financial Institution 1	n/a	0.25% + Schwab Loan Rate	-	2,959	n/a	Dec 2027
Financial Institution 2	3.6% - 7.0%	3.6% - 7.0%	7,465	7,796	Nov 2026 - May 2027	Nov 2026 - May 2027
Financial Institution 3	9.0% - 9.5%	9.0% - 9.5%	33,143	34,407	Sep 2033 - Mar 2034	Sep 2033 - Mar 2034
Credit facilities with financial institutions
Financial Institution 4	2.8% + SOFR**	1.5% + SOFR** - 2.8% + SOFR**	1,399	62,666	See disclosure below	See disclosure below
Other long-term debt payable
EID loan	See disclosure below	See disclosure below	122	122	See disclosure below	See disclosure below
Long-term debt from VIEs			33,809	37,310
Total Long-term notes payable			111,733	189,143
Less: Unamortized debt issuance costs and debt discount			(180)	(233)
Less: current portion			(19,552)	(84,883)
Long-term notes payable, non-current portion			$92,001	$104,027

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

The lender may impose a restriction that the outstanding balance of the note may not exceed a percentage of the retail value of the collateral. In the event the outstanding value of the loan exceeds the percentage threshold of the collateralized aircraft, the Borrowers

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

may be required to make a payment in order to reduce the balance of the loan. Pursuant to the loan agreements, the Borrowers must maintain certain debt service ratios (such as cash flow to leverage or certain EBITDA to total borrowings) specific to each lender as long as the borrowers hold outstanding loans. There were twenty five separate loan agreements (each loan agreement includes the initial agreement and amendments if applicable) with note payable balances outstanding as of June 30, 2025, compared to thirty separate loan agreements as of December 31, 2024.

As of June 30, 2025 and December 31, 2024, unamortized debt issuance costs were $180 and $233 for long-term notes payable (excluding convertible note), respectively.

During the three months ended June 30, 2025 and 2024, the Company recorded $25 and $52, respectively, in amortization of long-term debt issuance cost within interest expense. During the six months ended June 30, 2025 and 2024, the Company recorded $53 and $67, respectively, in amortization of debt issuance cost within interest expense in the condensed consolidated statements of operations and comprehensive loss (unaudited).

Total interest expense related to long-term debt (excluding convertible note and VIEs) was $1,619 and $3,047 for the three months ended June 30, 2025 and 2024, respectively and total interest expense was $3,973 and $5,754 for the six months ended June 30, 2025 and 2024, respectively.

The table below presents the Company’s contractual principal payments (not including debt issuance costs) as of June 30, 2025 under then-outstanding long-term debt agreements in each of the next five calendar years (does not include VIE loans):

Fiscal year	Amount
Remainder of 2025	$8,756
2026	12,072
2027	9,206
2028	4,337
2029	21,290
Thereafter	22,263
77,924
Long-term notes payable from VIE	33,809
Debt issuance costs	(180)
Total long-term notes payable	$111,553

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

Interest accrues on the unpaid principal balance at a rate equal to the Overnight LIBOR-Based Rate, a per annum rate of interest which is equal to the greater of: (i) the floor rate 2.25%, and (ii) the sum of Overnight LIBOR plus 2.25% at the execution date of the promissory note. Interest on each loan will be paid in arrears on the same day of each month, commencing on the one-month anniversary of the promissory note. In addition to the interest payments, a principal payment of each loan will be paid monthly based on an amortization schedule of twelve years. The entire remaining principal balance of the loan, plus all accrued but unpaid interest shall be due and payable on the fifth-year anniversary of the promissory note (the “Term Loan Maturity Date”). Any installment of principal or interest on the loans which are not paid when due shall bear a default interest rate equal to the lesser of (i) the applicable LIBOR-based rate plus 3% per annum, or (ii) the highest rate then permitted by applicable law. A late charge of 5% of any payment will be imposed on any regularly scheduled payment not received by the Lender on or before 15 days from the date such payment is due.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

As of June 30, 2025 and December 31, 2024, the aggregate outstanding balances on the term loan were $0 and $3,126, respectively.

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

At the Company’s option, the interest rate on term loans drawn from the LOC Master Note is equal to either the Prime-Based Rate, defined as the greater of 1.25% or the prime rate minus 1.88%, or the Daily Simple SOFR-Based Rate, defined as the greater of 1.25% or the Daily Simple SOFR plus 1.25% (“Interest Rate Option”). The Company agrees to pay accrued interest monthly on the 9th day of each month, beginning with the first of such dates to occur after the date of the first loan, at maturity of the LOC Master Note, and upon payment in full, whichever is earlier or more frequent. After maturity, whether by acceleration or otherwise, interest shall be payable upon demand. The Company may prepay any principal bearing interest at any Interest Rate Option in whole or in part without breakage fee, penalty or premium; provided, however, that if a swap agreement with a Daily Simple SOFR-Based Rate is in effect between Lender and the Company in connection with a loan made pursuant to this LOC Master Note, any applicable swap breakage fees, penalties, premiums and costs will apply. There is no swap agreement in place as of June 30, 2025.

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

On March 7, 2025, the Company paid in full the $59,540 balance on the LOC Master Note and closed the LOC. As of June 30, 2025, the Company had an outstanding balance of $0.

Debt Covenants

Financial covenants contained in the debt borrowings mandate that the Company maintains certain financial metrics, including, but not limited to, debt service coverage ratios, fixed charge cover ratios, or cash flow cover ratios. If the Company is unable to maintain the financial metric, it is a breach of the debt covenant and is considered an event of default. An event of default can result in all loans and other obligations becoming immediately due and payable, including the advance of any sums necessary to cure the event of default, allowing the lenders to seize the collateralized assets, which include aircraft and the debt agreements being terminated. As of December 31, 2024, the Company was not in compliance with certain financial covenants and obtained waiver request letters from the various lenders. Pursuant to the waiver letters, the lenders agreed to waive the financial covenants as of December 31, 2024. The

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

aggregate balances of outstanding debt obligations for which waiver letters were received was $0 and $19,365 as of June 30, 2025 and December 31, 2024, respectively.

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

17.
Leases

The Company’s lease arrangements generally pertain to real estate leases and aircraft. The Company leases real estate including hangars and office space under operating leases, ranging from two to thirty years. As of June 30, 2025 and December 31, 2024, the Company operated 35 and 34 aircraft, respectively, under non-cancellable operating leases ranging from three months to seven years for charter flight services. For the Company’s aircraft leases, in addition to the fixed lease payments for the use of the aircraft, the Company is also obligated to pay into aircraft engine reserve programs and additional variable costs which are expensed as incurred and are not included in the measurement of our leases. These payments amounted to $6,355 and $10,771 for the three and six months ended June 30, 2025, respectively, and $4,818 and $8,239 for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, the Company operated 2 aircraft under non-cancellable finance leases.

Vehicle leases typically have month-to-month lease terms and are classified as short-term leases.

The following table sets forth information about the Company’s lease costs for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$5,670	$5,189	$11,244	$10,787
Short-term lease cost	410	403	905	727
Finance lease cost:
Amortization of right-of-use assets	378	—	695	—
Interest on lease liabilities	461	—	819	—
Total lease costs	$6,919	$5,592	$13,663	$11,514

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The following table sets forth supplemental cash flow information about the leases for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
ROU assets obtained in exchange for new lease liabilities
Operating lease liabilities	$8,023	$3,571
Finance lease liabilities	$14,023	$—

Supplemental balance sheet information related to the leases is as follows:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term – operating leases	8.82 years	9.09 years
Weighted-average discount rate – operating leases	7.11%	6.87%
Weighted-average remaining lease term – finance leases	4.56 years	4.83 years
Weighted-average discount rate – finance leases	8.84%	8.23%

The Company’s future lease payments under operating leases as of June 30, 2025 are as follows:

Fiscal Year	Amount
Remainder of 2025	$10,681
2026	19,775
2027	15,210
2028	7,896
2029	5,395
Thereafter	40,524
Total undiscounted cash flows	99,481
Less: Imputed interest	(29,791)
Present value of lease liabilities	$69,690

The Company’s future lease payments under finance leases as of June 30, 2025 are as follows:

Fiscal Year	Amount
Remainder of 2025	$3,972
2026	6,736
2027	5,445
2028	4,411
2029	3,121
Thereafter	790
Total undiscounted cash flows	24,475
Less: Imputed interest	(3,738)
Present value of lease liabilities	$20,737

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash (except as described herein with respect to the Private Placement Warrants):

•
in whole and not in part;
•
at a price of $0.01 per warrant;
•
upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
•
if, and only if, the reported last sale price of the Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

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

During the three and six months ended June 30, 2025, holders of Public Warrants did not exercise any warrants on a cashless basis. During the three and six months ended June 30, 2024, holders of Public Warrants exercised 0 and 3,283,941 warrants, respectively, on a cashless basis, in accordance with the terms of the Public Warrants, resulting in an issuance of 967,045 shares of flyExclusive Class A Common Stock for the six months ended June 30, 2024. As of June 30, 2025, there were 4,333,333 Private Placement Warrants and 2,519,869 Public Warrants outstanding in addition to the Penny Warrants.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

For the three and six months ended June 30, 2025, the Company remeasured the fair value of the Warrants and recorded a gain on the change in the fair value of $212 and $781, respectively. For the three and six months ended June 30, 2024, the Company remeasured the fair value of the Warrants and recorded a loss on the change in the fair value of $899 and $3,679, respectively

The gain or loss was recorded to Other income (expense), on the condensed consolidated statements of operations and comprehensive loss (unaudited) for the three and six months ended June 30, 2025 and three and six months ended June 30, 2024. As of June 30, 2025, and December 31, 2024, the condensed consolidated balance sheets (unaudited) and consolidated balance sheets contained warrant liabilities of $2,233 and $3,014, respectively.

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

Investment selections consist of mutual funds. The Company’s contributions to the 401k Plan amounted to $454 and $905 for the three and six months ended June 30, 2025, respectively, and $444 and $839 for the three and six months ended June 30, 2024.

Health and Welfare Benefits

The Company provides health and welfare benefits to its employees, including health, life, dental, and disability insurance, among others.

20.
Stock-based Compensation

2023 Equity Incentive Plan

The aggregate number of shares of Class A Common Stock reserved for future issuance under the 2023 Equity Incentive Plan is 6,000,000 shares. The number of shares available for issuance under the 2023 Equity Incentive Plan will be proportionately adjusted for (i) any increase or decrease in the number of issued and outstanding shares resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the shares, or similar transaction affecting the shares, (ii) any other increase or decrease in the number of issued and outstanding shares effected without receipt of consideration by the Company, or (iii) any other transaction with respect to the Company’s Class A Common Stock including a corporate merger, consolidation, acquisition of property or stock, separation (including a spin-off or other distribution of stock or property), reorganization, liquidation (whether partial or complete), or any similar transaction; provided, however that conversion of any convertible securities of the Company will not be deemed to have been effected without receipt of consideration. The 2023 Equity Incentive Plan will continue in effect for a period of 10 years from the Incentive Plan Effective Date unless sooner terminated. No awards were granted under the 2023 Equity Incentive Plan during the three and six months ended June 30, 2024 and June 30, 2025. As of June 30, 2025, 1,200,000 shares of the Company's Class A Common Stock were available for future issuance under the 2023 Equity Incentive Plan. The unrecognized compensation expense associated with the outstanding stock options at June 30, 2025 was $7,938. The following table provides additional information about the shares outstanding under the 2023 Equity Incentive Plan:

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

	June 30, 2025
	Number of Shares	Average Exercise Price	Average Remaining Contractual Period in Years	Aggregate Intrinsic Value
Balance at December 31, 2024	4,800,000	$2.78
Granted	—	—
Exercised	—	—
Forfeited and expired	—	—
Balance at June 30, 2025	4,800,000	$2.78	9.25	$(3,984)

Employee Stock Purchase Plan

In connection with the Merger, the Board approved the flyExclusive, Inc. Employee Stock Purchase Plan (the “ESPP”), on November 10, 2023 (the "ESPP Effective Date"), at which time the ESPP became effective, subject to stockholder approval. The ESPP was subsequently approved by the stockholders on December 18, 2023. The ESPP provides eligible employees with a means of acquiring an equity interest in the Company through payroll deductions. The aggregate number of shares of Class A Common Stock reserved for future employee purchases under the ESPP is 1,500,000 shares. The ESPP will expire on October 31, 2033, unless sooner terminated by the Board, or when all available shares have been purchased. As of June 30, 2025, no shares had been purchased by employees under the ESPP.

21.
Income Taxes

The Company is subject to U.S. federal, state, and local income taxes with respect to its allocable share of any taxable income or loss as well as any standalone income or loss that flyExclusive, Inc. generates.

LGM was historically and remains a partnership for U.S. Federal income tax purposes with each partner being separately taxed on its share of taxable income or loss.

The Company’s effective tax rate was 0% for the three and six months ended June 30, 2025. The effective income tax rate differed significantly from the statutory rate of 21%, primarily due to the losses allocated to non-controlling interest.

The Company has assessed the realizability of its net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company had recorded a full valuation allowance against its deferred tax assets as of June 30, 2025, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions in which it operates. Therefore, the Company is subject to tax examination by various taxing authorities. The Company is not currently under examination, and is not aware of any issues that could result in significant payments, accruals, or material deviation from its tax positions. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities to the extent utilized in a future period. As of June 30, 2025, the tax years from 2021 to present generally remain open to examination by relevant taxing jurisdictions to which the Company is subject.

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

During the three and six months ended June 30, 2025, the Company purchased a total of $340 and $706, respectively, in fuel from subsidiaries of LGMV, respectively. This represented approximately 2% of the Company’s total fuel purchases during both the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, the Company purchased a total of $431 and $892, respectively, in fuel from subsidiaries of LGMV, respectively. This represented approximately 2% of the Company’s total fuel purchases during both the three and six months ended June 30, 2024.

Leases from Related Parties

Kinston Jet Center, LLC, Kinston Jet House, LLC, JS Longitude, and LGM Auto, LLC are subsidiaries of LGMV and lessors of real property and equipment (such as trucks, trailers, and vans). During the three and six months ended June 30, 2025, the Company incurred rent expense to subsidiaries of LGMV totaling $1,034 and $2,067, respectively and during the three and six months ended June 30, 2024 incurred rent expense of $1,034 and $2,062, respectively. See Note 17 "Leases" for further details.

Due to Related Parties

Outstanding accounts payable to related parties for fuel and lease purchases from LGMV as of June 30, 2025 and December 31, 2024 were $(145) and $(22), respectively.

Sales to Related Parties

The Company allows owners of subsidiaries and lessor SAEs without Equity (“Lessor VIEs”) to charter flights at a reduced rate. During the three and six months ended June 30, 2025, the Company recorded $3,398 and $7,294 in charter flight revenue from owners of subsidiaries and Lessor VIEs, respectively. During the three and six months ended June 30, 2024, the Company recorded $4,440 and $9,691 in charter flight revenue from owners of subsidiaries and Lessor VIEs, respectively.

During the three and six months ended June 30, 2025, the Company recorded $84 and $110, respectively, in charter flight revenue from related parties not considered owners of subsidiaries or Lessor VIEs, respectively. During both the three and six months ended June 30, 2024, the Company recorded $0 in charter flight revenue from related parties not considered owners of subsidiaries or Lessor VIEs, respectively.

Receivables from Related Parties

Short term accounts receivable from related parties are comprised of customer flight activity charges and totaled $1,225 and $2,645 as of June 30, 2025 and December 31, 2024, respectively. Related party receivables from LGMV are $318 as of June 30, 2025 and $220 as of December 31, 2024.

Notes Receivable

In the normal course of its business, the Company finances up front third-party buyers of their SAEs and holds notes receivable from these buyers. Notes receivable consisted of $3,700 of a related party's purchases of 99% ownership of a consolidated subsidiary as of both June 30, 2025 and December 31, 2024.

Long-term Notes Payable - Related Parties, Non-current Portion

In December 2023, the Company issued to the Sponsor $15,871 in principal amount of senior secured notes due December 2024. The notes were issued with a stated rate of 14% and interest is payable monthly in arrears. The notes initially had a maturity date of December 1, 2024, that has been extended to January 1, 2027. Unamortized debt issuance costs related to the senior secured notes was $237 and $0 as of June 30, 2025 and December 31, 2024, respectively. Total interest expense related to the senior secured note was

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

$635 and $1,458 for the three and six months ended June 30, 2025, respectively. Total interest expense was $787 and $1,563 for the three and six months ended June 30, 2024, respectively.

Long-term Notes Payable - Related party, Current Portion

On December 27, 2023, the Company entered into an additional promissory note with the EGA Sponsor with a principal amount of $3,947. The promissory note bears an annual interest rate of 8% with a maturity date of December 31, 2024. Total accrued interest related to the EGA Sponsor note was $0 and $211 as of June 30, 2025 and December 31, 2024, respectively.

Total interest expense related to the EGA Sponsor note was $0 and $70 for the three and six months ended June 30, 2025, respectively, and $79 and $158 for the three and six months ended June 30, 2024, respectively.

On March 21, 2025, the EGA Sponsor Note was cancelled. For further information, see Note 24 "Stockholders' Equity/Members' Deficit and Noncontrolling Interests" for additional disclosures. The current amounts outstanding under the EGA Sponsor Note and the Senior Secured Note was $23,083 and $6,677 as of June 30, 2025 and December 31, 2024, respectively.

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

The obligations of the Borrower under the Note are guaranteed by the Parent Guarantors and by the Personal Guarantor. As of June 30, 2025, the Company had drawn $25,643 under the Note, with $23,083 of those draws outstanding as of the current period-end. As of June 30, 2025 and December 31, 2024 unamortized debt issuance cost related to the Senior Secured Note was $298 and $518, respectively.

Total interest expense related to the Senior Secured Note was $906 and $2,104 for the three and six months ended June 30, 2025, respectively, and $931 and $1,488 for the three and six months ended June 30, 2024, respectively.

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Tax Receivable Agreement

The Company is party to a Tax Receivable Agreement (“TRA”) with Thomas James Segrave Jr. (“Segrave”), Thomas James Segrave, Jr., as custodian for Laura Grace Segrave (“LG Trust”); Thomas James Segrave, Jr., as custodian for Madison Lee Segrave, (“ML Trust”); Thomas James Segrave, Jr., as custodian for Lillian May Segrave, (“LM Trust”); Thomas James Segrave, Jr., as custodian for Thomas James Segrave, III, (“TJ Trust” and, together with Segrave, LG Trust, ML Trust and LM Trust, the “Existing Equityholders”). At the closing of the Merger, the Company, LGM, the Existing Equityholders, and Thomas James Segrave Jr. entered into the TRA, dated as of December 27, 2023. Pursuant to the TRA, the Company is to pay the Existing Equityholders 85% of the Realized Tax Benefit as determined using a “with and without” methodology. The Realized Tax Benefit represents the Company’s tax savings from certain tax basis adjustments, as defined in the TRA, which is equal to the excess Company’s Hypothetical Tax Liability exclusive of the tax basis adjustments (the “without” calculation) and Actual Tax Liability inclusive of the tax basis adjustments (the “with” calculation) for a taxable year.

Upon certain Early Termination Events (as defined in the TRA), the Company is required to make a lump sum cash payment to the Existing Equityholders equal to the present value of all forecasted future payments that would have otherwise been made pursuant to the TRA. The lump sum cash payment would be based on certain assumptions, including those relating to the Company’s forecasted tax savings as determined using the aforementioned “with and without” methodologies.

As of June 30, 2025, it is not probable that an Early Termination Event will occur. In a scenario where an Early Termination Event occurred, the maximum amount payable to existing Equityholders would be approximately $7 million. This estimate is based on a blended federal and state tax rate of 24.5% and financial information as of December 31, 2024. Only if an Early Termination Effect becomes probable, the Company would accrue a liability along with a charge to income in accordance with the guidance outlined in ASC Topic 450-20-25-2.

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

The following is a schedule by years of future repurchase contingencies under the leases as of June 30, 2025:

Fiscal Year	Amount
Remainder of 2025	$2,400
2026	21,562
2027	23,486
2028	5,037
2029	5,556
Thereafter	1,642
$59,683

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock at a par value of $0.0001 per share. As of June 30, 2025 there were 54,737 shares of preferred stock issued and outstanding, consisting of 25,000 shares of Series A preferred and 29,737 shares of Series B preferred.

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

We have recorded both an accretion of dividends payable of $1,420 on Series A Preferred Stock for the six months ended June 30, 2025, which equates to $56.80 per share, as well as amortization of discount of $274 and $619 for the three and six months ended June 30, 2025, respectively. These amounts are recorded as an accretion to temporary equity and a reduction in the accumulated deficit within the condensed consolidated statements of shareholders' equity (deficit) / members' equity (deficit) and temporary equity (unaudited).

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

On March 21, 2025, the Company and EGA Sponsor entered into a Securities Purchase Agreement whereby they cancelled the EGA Sponsor Note in exchange for 4,227 shares of the Company's Series B Preferred Stock and warrants to purchase up to 1,268,100 shares of the Company's Class A Common Stock. The number of shares of Series B Preferred Stock was determined by dividing the principal and accrued interest outstanding under the December 2023 Promissory Note by $1,000. There was approximately $4,227 in principal and accrued interest outstanding under the EGA Sponsor Note, which resulted in the issuance of 4,227 shares of Series B Preferred Stock. The warrants have an exercise price of $0.01 per share and are exercisable until the fifth anniversary of their issuance. The cancellation of the EGA Sponsor Note resulted in a loss on extinguishment of debt of $0 and $4,161 for the three and six months ended June 30, 2025, respectively.

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Stock shall be 16.00% per annum. From and after August 1, 2025, the Dividend Rate for Series B Preferred Stock shall be 20.00% per annum.

Dividends will be due and payable quarterly in arrears on the first Trading Day of each fiscal quarter of the Issuer (the “Dividend Payment Date”) by either (A) cash payment or (B) to the extent not declared and paid in cash on the Dividend Payment Date, automatically compounded; provided that, the Company may not declare and pay in cash any dividends prior to the first quarter of the Fiscal Year 2025 Dividend Payment Date. On the Dividend Payment Date with respect to the first fiscal quarter of the Fiscal Year 2025, the Company complied with the request to declare and pay 50% of the dividends with respect to the period commencing February 1, 2025 and ending March 31, 2025 in cash. On the Dividend Payment Date with respect to the second fiscal quarter of the Fiscal Year 2025, the Company must declare and pay 50% of the dividends with respect to the full Dividend Period (as defined in the Series B Certificate of Designation) with respect to such quarter in cash. On the Dividend Payment Date with respect to the third fiscal quarter of the Fiscal Year 2025, the Company must declare and pay 50% of the dividends with respect to the period commencing July 1, 2025 and ending July 31, 2025 in cash, and the Company must declare and pay 100% of the dividends with respect to the period commencing August 1, 2025 and ending September 30, 2025 in cash. Thereafter, on each subsequent Dividend Payment Date, the Company must declare and pay 100% of the dividends in cash.

With respect to (a) payment of dividends, (b) distribution of assets, and (c) all other liquidation, winding up, dissolution, dividend, and redemption rights, Series B Preferred Stock shall rank senior in priority of payment to all Junior Stock (as defined in the Series B Certificate of Designation) in any liquidation, dissolution, winding up, or distribution of the Company, on a parity with the Parity Stock (as defined in the Series B Certificate of Designation), and junior to any existing or future secured or unsecured debt and other liabilities (including trade payables) of the Company and any Senior Stock (as defined in the Series B Certificate of Designation).

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

Class A Common Stock

The Company is authorized to issue 200,000,000 shares of Class A Common Stock at a par value of $0.0001 per share. As of June 30, 2025, there were 20,199,586 shares of Class A Common Stock issued and outstanding.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Class B Common Stock

The Company is authorized to issue 100,000,000 shares of Class B Common Stock at a par value of $0.0001 per share. As of June 30, 2025, there were 59,930,000 shares of Class B Common Stock issued and outstanding. The holders of the Class B Common Stock hold an equal number of LGM Common Units. Beginning on the first anniversary of the Closing Date, the LGM Common Units may be redeemed for either one share of Class A Common Stock or cash, at the election of the Board. For each LGM Common Unit that is redeemed, one Class B Common Stock will be automatically cancelled.

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

The redeemable noncontrolling interest was not redeemable until the one year anniversary date of the Closing Date, or December 27, 2024; however, as of its establishment on the Closing Date, the Company determined that the likelihood of it becoming redeemable was "probable" because the future redemption only depended on the passage of time. Therefore, the subsequent measurement of the redeemable noncontrolling interest at each reporting date is determined as the higher of (1) the initial carrying value, increased or decreased for the redeemable noncontrolling interest's share of net income or loss, or (2) the redemption value. If the exchange of Class B Common Stock were to be settled in cash, the redemption value would be based on the volume-weighted average price (VWAP) of the Company's Class A Common Stock over the ten most recent trading days preceding the redemption date. In determining the measurement method of redemption value in periods in which the noncontrolling interest is not currently redeemable, the Company elected to accrete changes in the redemption value over the period from the date of issuance (the Closing Date) to the earliest redemption date (December 27, 2024) of the instrument using the interest method. Changes in the redemption value are considered to be changes in accounting estimates

As of June 30, 2025 and December 31, 2024, the Company held a 25% and 23% common interest, respectively, in LGM Common Units. The Company is considered the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 25% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership.

The net loss attributable to the redeemable noncontrolling interest for the three and six months ended June 30, 2025 was $12,063 and $29,621 and the net loss attributable to the redeemable noncontrolling interest for the three and six months ended June 30, 2024 was $20,501, and $42,200, respectively.

The change in the carrying value of the redeemable noncontrolling interest for the six months ended June 30, 2025 was as follows:

Balance as of December 31, 2024	$159,514
Net loss attributable to redeemable noncontrolling interest	(29,621)
Change in redemption value of redeemable noncontrolling interest	25,229
Balance as of June 30, 2025	$155,122

Common Stock Voting Rights

The holders of Class A Common Stock and Class B Common Stock will vote together as a single class on all matters submitted to the stockholders for their vote or approval except as required by law or as provided in the Charter.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

Treasury Stock

On December 26, 2023, the underwriter purchased 75,000 shares of EGA Class A common stock on behalf of the Company. The shares were purchased by the underwriter from a public stockholder that elected to reverse its redemption of 75,000 shares of EGA Class A common stock. The shares were purchased for a total purchase price of $818 ($10.90 per share) and the underwriter received reimbursement of $800 from EGA’s Trust Account on December 27, 2023, as well as reimbursement for the remaining $18 from the Company on January 2, 2024. Simultaneously with the closing of the Merger, the 75,000 shares of EGA Class A common stock were automatically exchanged for shares of Class A Common Stock and 73,600 shares (out of the above-mentioned 75,000 shares) were granted to employees of the Company as compensation for services provided (the grant date for the 73,600 shares was determined to be December 27, 2023). The shares of flyExclusive Class A Common Stock were fully vested upon grant. As of December 31, 2023, all 75,000 shares were still legally considered to be owned by the underwriter. On January 2, 2024, the 75,000 shares were transferred from the underwriter to the Company, at which time the Company became the owner of record. On January 9, 2024, 73,600 shares were transferred from flyExclusive, Inc.’s ownership to the employee grantees and these 73,600 shares all had flyExclusive employees listed as the owners of record. The 1,400 shares of Class A Common Stock not issued to employees were still held by the Company and classified as treasury stock as of June 30, 2025.

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

Noncontrolling Interest

The Company held a controlling interest in several entities that are not wholly-owned as described above (see Note 6, "Variable Interest Entities") and net income or net loss of such entities is allocated on a straight percentage basis based on the given terms of each entity’s operating agreement (see percentage below). Net income (loss) attributable to noncontrolling interests for the three and six months ended June 30, 2025 and 2024 was $698 and $658 and ($2,200) and ($7,650), respectively.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

As of June 30, 2025, the noncontrolling interests in the Company’s consolidated entities are comprised of the following (11 entities):

Entities - Major Owner	Noncontrolling Interest	Company Ownership	Total
Entities 1-3	99%	1%	100%
Entity 4	95%	5%	100%
Entity 5	92%	8%	100%
Entity 6	77%	23%	100%
Entity 7	75%	25%	100%
Entity 8	70%	30%	100%
Entity 9	68%	32%	100%
Entity 10	67%	33%	100%
Entity 11	57%	43%	100%

On March 26, 2024, the Company entered into an agreement with the noncontrolling interests of certain controlled and consolidated aircraft leasing entities to exchange ownership interests involving seven aircraft and their related entities. The purpose of the transactions was to give the Company 100% ownership of certain aircraft. These transfers are accounted for as equity transactions and no gain or loss was recognized during the three and six months ended June 30, 2025. These transfers are included within Acquisitions of noncontrolling interests on the condensed consolidated statements of shareholders' equity (deficit) / members' equity (deficit) and temporary equity (unaudited). The carrying amounts of the assets and liabilities of the consolidated aircraft leasing entities are not changed. The carrying amounts of the noncontrolling interests are adjusted to reflect the change in the ownership interests of each consolidated aircraft leasing entity.

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

25.
Subsequent Events

In order to be able to attempt to have the Company’s Class A common stock listed on the Russell 2000 Index, on July 25, 2025, the Company executed a waiver letter to waive a lock-up restriction on the 5,625,000 shares of the Company’s Class A common stock and warrants to purchase 4,333,333 shares of the Company’s Class A common stock owned by EG Sponsor LLC (excluding those shares attributable to the former independent directors of EG Acquisition Corp., which were only subject to a one-year lock-up that has now expired).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included elsewhere in this Report. Management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify these forward-looking statements. These forward-looking statements are subject to risks and uncertainties including those under "Cautionary Note Regarding Forward-Looking Statements" and Item 1A "Risk Factors" elsewhere in this Report and “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the filing date of this Report.

Overview of Our Business

flyExclusive is a premier owner and operator of curated private aviation experiences dedicated to surpassing passenger expectations for quality, convenience, and safety. Our mission is to be the world’s most vertically integrated private aviation company through capital-efficient program growth, an industry-leading pricing model, optimal dispatch availability, in-house training, and a controlled premium customer experience on modernized aircraft. As of June 30, 2025, we had over 100 aircraft in our owned and leased fleet that includes light, midsize, super-midsize, and large jets. As one of the nation’s largest Citation operators, flyExclusive has curated a versatile fleet of Citation CJ3 / CJ3+, Citation Excel / XLS / XLS+, Citation Encore+, Citation Sovereign, Citation X, and Challenger 300 / 350 aircraft. We have a long track record of success and growth across a full range of industry services. Our core competitive advantage is the purpose-built, in-house control of decisions and processes needed to operate a successful private aviation company through a range of market environments.

We have a diversified and evolving business model generating charter revenue through our jet club membership program, fractional program, and maintenance, repair, and overhaul (“MRO”) program. Our chief executive officer and chief financial officer review the financial information presented on a consolidated basis, and accordingly, we operate under one reportable segment, which is private aviation services.

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

Wheels Up (“WUP”) Termination

On June 30, 2023, we served WUP a Notice of Termination of the parties’ Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021 (the “GRP Agreement”). As a result of the termination, the GRP program did not generate revenue following the date of the GRP Agreement’s termination, which had a material impact on the financial statements for the year ended December 31, 2023. For some time prior to the termination of the GRP Agreement we were planning, for the strategic reasons of avoiding excessive reliance on a single customer and shifting towards focusing on wholesale and contractual retail customers, to scale down business with WUP, and we had already reflected scaled down revenue accordingly in our publicly disclosed projections. However, the termination of the GRP Agreement will have have a material impact on the financial statements beyond 2023 until we are able to successfully effectuate this planned strategic shift and replace the revenue lost from the termination of the GRP Agreement. Additionally, as of June 27, 2023, WUP accounted for $15.7 million in receivables, which was a significant majority of total receivables at that time. When the GRP Agreement with WUP was terminated on June 30, 2023 the receivable balances were eliminated, as allowable under relevant accounting standards, by being applied against existing deposits held under the GRP Agreement. The GRP Agreement provided for an orderly draw down period of the designated aircraft at a maximum of two aircraft per month. The Company submitted a bill for monies due under the GRP Agreement during the draw down period through July 31, 2024. Billed but unrecorded amounts through June 30, 2025 totaled $59.0 million.

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

Fleet Modernization

During the fourth quarter of 2023, we began the process of modernizing our fleet. Our plan is to sell a portion of our fleet that is older and replace those aircraft with newer models, which will grant our customers access to newer aircraft. In connection with this effort, through the six months ended June 30, 2025, we recorded a portion of the fleet as being held for sale. We expect the fleet modernization to continue through fiscal 2025 and do not anticipate a material decline to revenue as we will replace sold models with the newer aircraft which offer increased availability and operating efficiency.

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

As of June 30, 2025, we had applied for $9.5 million and received $9.0 million of ERC. Our legal counsel has issued a legal opinion that we, more likely than not, qualified for the ERC. However, it remains uncertain whether we meet the qualifications required to receive the ERC. Therefore, the balance was included in accrued expenses and other current liabilities in the consolidated balance sheets should we be required to potentially repay the ERC.

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

Adjusted EBITDA and Adjusted EBITDAR

We calculate Adjusted EBITDA as net income (loss) adjusted for (i) interest (income) expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) litigation costs, (v) acquisition costs, (vi) equity-based compensation, (vii) non-cash loss on assets held for sale, which represents the impairment charges recognized on assets designated for sale prior to their disposal, (viii) realized losses on aircraft sold as part of fleet modernization efforts, (ix) loss on extinguishment of debt, (x) change in fair value of warrant liabilities, and (xi) SOX control remediation. We calculate Adjusted EBITDAR as Adjusted EBITDA, as further adjusted for aircraft lease costs.

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

Adjusted EBITDAR is included as a supplemental measure because we believe it provides an alternate presentation to adjust for the effects of financing in general and the accounting effects of capital spending and acquisitions of aircraft, which may be acquired outright, acquired subject to acquisition debt, by finance lease or by operating lease, each of which may vary significantly between periods and results in a different accounting presentation.

The following table reconciles Adjusted EBITDA and Adjusted EBITDAR to net loss, the most directly comparable GAAP measure (in thousands):

	Six Months Ended June 30,
	2025	2024
Net loss	$(39,176)	$(60,844)
Add (deduct):
Interest income	(939)	(2,440)
Interest expense	9,817	10,321
Income tax expense	—	—
Depreciation and amortization	12,021	13,173
Litigation costs (1)	240	—
Acquisition costs (2)	757	—
Equity-based compensation	2,013	—
Non-cash loss on assets held for sale (3)	197	626
Realized gain due to fleet modernization (4)	(57)	—
Loss on extinguishment of debt	4,161	—
Change in fair value of warrant liabilities	(781)	3,679
SOX control remediation	149	—
Adjusted EBITDA	(11,598)	(35,485)
Aircraft lease costs	10,290	10,167
Adjusted EBITDAR	$(1,307)	$(25,318)

(1)
Relates to settlement costs associated with non-recurring litigation.
(2)
Represents legal and professional fees associated with non-routine acquisition activities.
(3)
Represents impairment losses incurred due to the decline in fair value of aircraft held for sale during the period.
(4)
Represents gains or losses incurred on sales of aircraft that the Company previously identified as part of our fleet modernization efforts that are outside of the normal course of business.

Key Operating Metrics

In addition to financial measures, we regularly review certain key operating metrics to evaluate our business, determine the allocation of resources, and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business. Pursuant to the Volato Agreement, effective September 1, 2024, the Company operated certain legacy Volato aircraft under the Volato certificate during the current period. The Company also provided services to Volato legacy members and fractional owners. As a result, we have included the aircraft on Volato's certificate, hours flown on those aircraft, and the members and fractional owners in the operating metrics below for completeness.

The following table summarizes our key operating metrics:

	As of
	June 30,
	2025	2024
Ending aircraft on certificate	93	93
Aircraft operated under the Volato Agreement	—	—
Total aircraft operated	93	93

	Six Months Ended June 30,
	2025	2024
Members contributing to revenues*	1,077	816
Active members	984	723
Average aircraft on certificate	96	98
Aircraft contributing to revenues	86	91
Total flight hours	35,947	32,770
Total hours per aircraft	374.8	333.5
Members per aircraft*	12.5	9.7

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

Total flight hours

We define total flight hours as the actual flight time from the moment of aircraft lift-off at the departure airport until it touches ground at the end of a flight. We believe total flight hours is a useful metric to measure the usage of our programs and the scale of our fleet and revenue growth.

Total hours per aircraft

We define total hours per aircraft as the total flight hours divided by the average number of aircraft on our operating certificates during the reporting period. We use total hours per aircraft to assess operational efficiency as it pertains to aircraft utilization and mitigation of downtime, which can result from maintenance and/or crew availability.

Members per aircraft

We define members per aircraft as members contributing to revenues divided by aircraft contributing to revenues. We use members per aircraft to control the customer experience through the management of our customer to aircraft ratio. For the six months ended June 30, 2025, 97.1% of our customers were fulfilled on our fleet without the potential high-cost of reliance of third parties to meet demand. An optimal customer to aircraft ratio allows us to gain a competitive advantage by having sufficient aircraft available to meet member demand and be flexible to backfill unused aircraft for wholesale use.

Components of Results of Our Operations

The key components of our results of operations include:

Revenue

We derive revenue from charter flights, which include our jet club, fractional programs, wholesale, and retail. We also derive revenue from our MRO services and management fees related to the Volato Agreement.

Customers prepay us for member flights based on contractual rates depending on the type of flight. We then recognize revenue from these prepayments upon completion of a flight.

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

Results of Operations

Results of Our Operations for the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

The following table sets forth our results of operations for the six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Six Months Ended June 30,		Change in
	2025	2024	$	%
Revenue	$179,457	$158,985	$20,472	12.9%
Costs and expenses
Cost of revenue	154,434	146,989	7,445	5.1%
Selling, general and administrative	41,288	46,673	(5,385)	(11.5)%
Depreciation and amortization	12,021	13,173	(1,152)	(8.7)%
(Gain) loss on aircraft sales and aircraft held for sale	(1,190)	1,417	(2,607)	(184.0)%
Total costs and expenses	206,553	208,252	(1,699)	(0.8)%
Loss from operations	(27,096)	(49,267)	22,171	(45.0)%
Other income (expense)
Interest income	939	2,440	(1,501)	(61.5)%
Interest expense	(9,817)	(10,321)	504	(4.9)%
Change in fair value of warrant liabilities	781	(3,679)	4,460	(121.2)%
Loss on extinguishment of debt	(4,161)	—	(4,161)	100.0%
Other income (expense)	178	(17)	195	(1147.1)%
Total other income (expense), net	(12,080)	(11,577)	(503)	4.3%
Loss before income taxes	(39,176)	(60,844)	21,668	(35.6)%
Income tax benefit	—	—	—	—
Net loss	(39,176)	(60,844)	21,668	(35.6)%
Less: Net loss attributable to redeemable noncontrolling interests	(29,621)	(42,200)	12,579	(29.8)%
Less: Net loss attributable to noncontrolling interests	658	(7,650)	8,308	(108.6)%
Net loss attributable to flyExclusive, Inc.	$(10,213)	$(10,994)	$781	(7.1)%

Revenue

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
Jet club and charter	$156,452	$146,917	$9,535	6.5%
Fractional ownership	17,055	8,334	8,721	104.6%
Maintenance, repair, and overhaul	4,633	3,734	899	24.1%
Aircraft management services	1,317	—	1,317	100.0%
Total revenue	$179,457	$158,985	$20,472	12.9%

Jet club and charter revenue increased by $9.5 million, or 6.5%, to $156.5 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Jet club and charter flight hours increased by 9.1% and effective hourly rates increased by 3.5% during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Fractional ownership revenue increased by $8.7 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 primarily due to fractional membership growth.

Maintenance, repair, and overhaul revenue increased by $0.9 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 primarily due to an increase in external services for outside customers.

Aircraft management services revenue increased by $1.3 million for the six months ended June 30, 2025. There was no such revenue in the 2024 period, the change being due to the Company providing certain aircraft management services for third-party aircraft owners under the Volato Agreement, which was entered into in September 2024.

We expect our revenue to increase over time as a result of adding aircraft to our fleet and forecasted membership growth.

Costs and expense

Cost of revenue

Cost of revenue increased by $7.4 million, or 5%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to:

-
An increase of $3.8 million in overhaul program expense;
-
An increase of $3.1 million for affiliate lift expense;
-
An increase of $1.3 million for salaries and wage related expense;
-
An increase of $0.8 million for aircraft Wi-Fi and ground expenses; and
-
A decrease of $2.1 million for fuel expenses.

While expenses increased, the gross margin improved when compared to revenue for the respective periods, primarily as a result of the realization of benefits associated with the Company's fleet modernization efforts.

Selling, general and administrative

Selling, general and administrative expenses decreased by $5.4 million, or 12%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The decrease in selling, general and administrative expenses was primarily attributable to:

-
A decrease of $4.1 million in professional fees, advertising and marketing costs;
-
A decrease of $1.8 million in bad debt expense; and
-
An increase of $0.5 million in software costs.

These positive trends reflect the Company's efforts to optimize its workforce and control costs, even as revenue grew for the period.

Depreciation and amortization

Depreciation and amortization expenses decreased by $1.2 million, or 8.7%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The decrease was primarily due to a decrease in depreciation expense resulting from a decrease in owned aircraft.

(Gain) loss on aircraft sales and aircraft held for sale

(Gain) loss on aircraft sales and aircraft held for sale changed by $2.6 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, as a result of the favorable environment for selling aircraft for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Other income (expense)

Interest income

Interest income decreased by $1.5 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily as a result of an decrease in interest income on U.S. Treasury bills.

Interest expense

Interest expense decreased by $0.5 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily as a result of decreased debt.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities changed by $4.5 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, due to changes in the observable inputs by which the Public Warrants and Private Placement Warrants are valued.

Results of Our Operations for the Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

The following table sets forth our results of operations for the three months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended June 30,		Change in
	2025	2024	$	%
Revenue	$91,332	$79,013	$12,319	15.6%
Costs and expenses
Cost of revenue	77,609	72,755	4,854	6.7%
Selling, general and administrative	20,298	21,490	(1,192)	(5.5)%
Depreciation and amortization	5,770	6,682	(912)	(13.6)%
Loss (gain) on aircraft held for sale	15	(72)	87	(120.8)%
Total costs and expenses	103,692	100,855	2,837	2.8%
Loss from operations	(12,360)	(21,842)	9,482	(43.4)%
Other income (expense)
Interest income	236	1,162	(926)	(79.7)%
Interest expense	(4,429)	(5,666)	1,237	(21.8)%
Change in fair value of warrant liabilities	212	(899)	1,111	(123.6)%
Other income (expense)	212	(609)	821	(134.8)%
Total other income (expense), net	(3,769)	(6,012)	2,243	(37.3)%
Loss before income taxes	(16,129)	(27,854)	11,725	(42.1)%
Income tax benefit	—	—	—	—
Net loss	(16,129)	(27,854)	11,725	(42.1)%
Less: Net loss attributable to redeemable noncontrolling interests	(12,063)	(20,501)	8,438	(41.2)%
Less: Net income (loss) attributable to noncontrolling interests	698	(2,200)	2,898	(131.7)%
Net loss attributable to flyExclusive, Inc.	$(4,764)	$(5,153)	$389	(7.5)%

Revenue

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
Jet club and charter	$79,454	$72,493	$6,961	9.6%
Fractional ownership	8,454	4,276	4,178	97.7%
Maintenance, repair, and overhaul	2,872	2,244	628	28.0%
Aircraft management services	552	—	552	100.0%
Total revenue	$91,332	$79,013	$12,319	15.6%

Jet club and charter revenue increased by $7.0 million, or 9.6%, to $79,454, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Jet club and charter flight hours increased by 5.1% and effective hourly rates increased by 4.2% during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Fractional ownership revenue increased by $4.2 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 due to fractional membership growth.

Maintenance, repair, and overhaul revenue increased by $0.6 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 due to an increase in external services for outside customers.

Aircraft management services revenue increased by $0.6 million for the three months ended June 30, 2025 due to the Company providing certain aircraft management services for third-party aircraft owners under the Volato Agreement which was entered into in September 2024. The Company had no Aircraft management services revenue for the three months ended June 30, 2024.

We expect our revenue to increase over time as a result of adding aircraft to our fleet and forecasted membership growth.

Costs and expenses

Cost of revenue

Cost of revenue increased by $4.9 million, or 7%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to:

-
An increase of $2.4 million in overhaul program expense;
-
An increase of $1.7 million for affiliate lift expense;
-
An increase of $1.1 million for salaries and wage related expense; and
-
A decrease of $0.7 million for aircraft repair and maintenance.

While expenses increased, the gross margin improved when compared to revenue for the respective periods, primarily as a result of the realization of benefits associated with the Company's fleet modernization efforts.

Selling, general and administrative

Selling, general and administrative expenses decreased by $1.2 million, or 6%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease in selling, general and administrative expenses was primarily attributable to:

-
A decrease of $1.2 million in professional fees, advertising and marketing costs.

These positive trends reflect the Company's efforts to optimize its workforce as revenue growth outpaced these expenses for the period.

Depreciation and amortization

Depreciation and amortization expenses decreased by $0.9 million or 13.6% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily due to an decrease in depreciation expense resulting from a decrease in owned aircraft.

Other income (expense)

Interest income

Interest income decreased by $0.9 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily as a result of a decrease in interest income on U.S. Treasury bills.

Interest expense

Interest expense decreased by $1.2 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily as a result of decreased debt at June 30, 2025 compared to June 30, 2024.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities changed by $1.1 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 due to changes in the observable inputs by which the Public Warrants and Private Placement Warrants are valued.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Our principal sources of liquidity have historically consisted of financing activities, including proceeds from equity investments by our chief executive officer, Thomas James Segrave Jr., notes payable, and operating activities, primarily from the increase in deferred revenue associated with prepaid flights. As of June 30, 2025, we had $15.8 million of cash and cash equivalents, and $12.2 million available borrowing capacity under the term loan. In addition, as described below, in January 2024 we entered into a senior secured note to borrow up to $25.8 million and as described below, in March 2024, we issued non-convertible redeemable Series A preferred stock that provided the Company with approximately $25.0 million of capital, and in August 2024, we issued convertible Series B preferred stock that provided the Company with approximately $25.5 million of capital. Our cash equivalents primarily consist of liquid money market funds, and our investments primarily consist of fixed-income securities including municipal issues.

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

Credit Facility (Term Loan)

In August 2018, we entered into a term loan agreement with a maximum borrowing capacity of $12.3 million. We have since entered into amended term loan agreements, which raised the maximum borrowing capacity to $15.3 million. As of June 30, 2025 we had $0 outstanding under the Credit Facility (Term Loan), and we are not exploring renewal of the term loan agreement.

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

March 2024 Non-Convertible Redeemable Preferred Stock

On March 4, 2024 (the “Effective Date” or the “Initial Issue Date”), the Company entered into a Securities Purchase Agreement (the “Agreement”) with EnTrust Emerald (Cayman) LP, a Cayman Islands limited partnership (the “Purchaser”), pursuant to which the Company agreed to issue and sell to the Purchaser 25,000 shares of Series A Non-Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), at a purchase price of $1,000 per share and a warrant (the “Warrant”) to purchase shares of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”). The transaction closed on the Effective Date and provided the Company approximately $25 million of capital.

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

Short-Term Expenditures

We currently anticipate that cash required for expenditures for the next 12 months is approximately $137.4 million, which includes accounts payable of $32.3 million, accrued expenses and other current liabilities of $30.2 million, long-term notes payable, current portion of $19.6 million, short-term notes payable of $8.3 million, long-term notes payable - related party, current portion of $23.1 million, non-cancellable lease payments of $22.7 million and excise tax payable of $1.2 million. We plan to refinance contractual principal payments that comprise the short-term debt liability as they become due. As stated above, we have maintained a positive relationship with our debtholders and have not historically had any difficulty refinancing our debt obligations. Based on our historical experience and the fact that we have not suffered any decline in creditworthiness, we expect that our cash on hand and cash earnings will enable us to secure the necessary refinancing. The accounts payable, accrued expenses, and lease liabilities will be settled using a combination of cash generated by operations, sale of investments, and incremental borrowing activity, if necessary.

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Item 1A, "Risk Factors — Risks Related to Our Business and Industry," as described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(10,101)	$(42,170)
Investing activities	81,949	3,451
Financing activities	(87,723)	36,432
Net increase (decrease) in cash and cash equivalents	$(15,875)	$(2,287)

Net cash flows from operating activities

Net cash used in operating activities for the six months ended June 30, 2025 was $10.1 million, resulting from our net loss of $39.2 million, $12.0 million of depreciation and amortization, $1.7 million in non-cash interest expense, $11.2 million in non-cash rent expense, $4.2 million loss on extinguishment of debt, $2.0 million of stock based compensation and $0.6 million decrease from net changes in operating assets and liabilities, partially offset by $1.2 million gain on assets held for sale, $0.3 million change in the fair value of private placement warrant liability, $0.2 million change in the fair value of public warrant liability and $0.3 million change in the fair value of penny warrant liability. The $0.6 million outflow from operating assets and liabilities is primarily due to a $0.7 million decrease from accounts receivable, $0.8 million decrease from other receivables, $0.7 million decrease in parts and supplies inventory, $2.5 million decease from prepaid and other current assets, a $11.0 million decrease from operating lease liabilities, and $5.2 million decrease from deferred revenue, partially offset by a $1.4 million increase in amounts due from related parties, $12.0 million increase from accounts payable and $6.4 million increase in other non-current liabilities.

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

Net cash flows from investing activities

Net cash provided by investing activities for the six months ended June 30, 2025 was $81.9 million, primarily due to proceeds from the sale of property and equipment of $31.5 million, and proceeds from the sale of investments of $80.0 million. Partially offsetting the increase in net cash provided by investing activities were purchases of property and equipment of $4.1 million, purchases of engine overhauls of $9.6 million, and purchases of investments of $15.5 million.

Net cash provided by investing activities for the six months ended June 30, 2024 was $3.5 million, primarily due to proceeds from the sale of property and equipment of $23.7 million, proceeds from the sale of investments of $44.5 million, and the receipt of payments for notes receivable of $15.0 million. Partially offsetting the increase in net cash provided by investing activities were purchases of property and equipment of $28.1 million, purchases of engine overhauls of $9.8 million, and purchases of investments of $41.6 million.

Net cash flows from financing activities

Net cash used in financing activities for the six months ended June 30, 2025 was $87.7 million, resulting primarily from repayment of debt of $79.4 million and net cash distributions to non-controlling interests of $16.6 million. Partially offsetting the decrease in net cash used in financing activities was proceeds from the issuance of preferred equity of $5.8 million and proceeds from the issuance of debt of $3.5 million.

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

Critical Accounting Policies and Estimates

There were no significant changes to the Company's critical accounting policies during the six months ended June 30, 2025 as compared with those disclosed within Part II, Item 7 — “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2024, aside from those included below:

Public Warrants, Private Warrants and Penny Warrants

As of June 30, 2025, the Company has the following warrants issued, (i) the Public Warrants initially included in the EGA units issued in EGA's initial public offering, (ii) the warrants of EGA held by EG Sponsor LLC (the “EGA Sponsor”) that were issued to the EGA Sponsor at the closing of EGA's initial public offering (the "Private Placement Warrants,"), (iii) warrants issued on March 4, 2024 in connection with the Series A Preferred Stock offering as described within Note 24 "Stockholders’ Equity / Members' Deficit and Noncontrolling Interests" (the "Series A Penny Warrants"), and (iv) warrants issued on August 8, 2024, August 14, 2024, and March 21, 2025 in connection with the August 2024 and March 2025 Series B Preferred Stock offerings and the March 2025 note conversion as described within Note 24 "Stockholders' Equity/Members' Deficit and Noncontrolling Interests" (the "Series B Penny Warrants," together with the Series A Penny Warrants, the "Penny Warrants," and together with the Public Warrants, the Private Placement Warrants and the Series A Penny Warrants, the "Warrants").

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

Temporary Equity

The Company accounts for its common and preferred stock subject to possible redemption in accordance with the guidance in ASC 480. Common and preferred stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common and preferred stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Series A Preferred Stock and Series B Preferred Stock (as defined within Note 24 "Stockholders’ Equity / Members' Deficit and Noncontrolling Interests") feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 25,000 shares of Series A Preferred Stock and 54,737 shares of Series B Preferred Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet at June 30, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation, we concluded that, at the end of the period covered by this Report, our disclosure controls and procedures were not effective due to material weaknesses in the Company’s internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Changes in Internal Control Over Financial Reporting

Except for the continuing remediation efforts previously reported in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 23 "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this Report for a description of legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

We did not make any purchases of our common stock during the three months ended June 30, 2025, which is the second quarter of our fiscal year.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Insider Trading Arrangements - During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION	FILED HEREWITH	FORM	EXHIBIT	FILING DATE

2.1	Amended and Restated Agreement and Plan of Merger and Reorganization, dated May 6, 2025, by and among flyExclusive, Inc., FlyX MergerSub, Jet.AI Inc. and Jet.AI SpinCo, Inc.		8-K	10.1	5/6/2025

2.2	Amendment No. 1 dated July 30, 2025, to Amended and Restated Agreement and Plan of Merger and Reorganization, dated May 6, 2025, by and among flyExclusive, Inc., FlyX MergerSub, Jet.AI Inc. and Jet.AI SpinCo, Inc.		8-K	10.1	7/30/2025

10.1	Waiver Letter, dated July 25, 2025		8-K	10.1	7/28/2025

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Chief Executive Officer and the President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Shareholders' Equity (Deficit) / Members' Equity (Deficit) and Temporary Equity , (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

FLYEXCLUSIVE, INC.

Dated: August 13, 2025	By:	/s/ Thomas James Segrave, Jr.
	Name:	Thomas James Segrave, Jr.
	Title:	Chief Executive Officer and Chairman

Dated: August 13, 2025	By:	/s/ Brad G. Garner
	Name:	Brad G. Garner
	Title:	Chief Financial Officer

Dated: August 13, 2025	By:	/s/ Zachary M. Nichols
	Name:	Zachary M. Nichols
	Title:	Chief Accounting Officer