Form 10-Q
period 2025-09-30
FLYEXCLUSIVE INC.
filed 2025-11-12
CIK 1843973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The Registrant had outstanding 20,757,668 shares of Class A Common Stock, par value $0.0001 per share, and 59,930,000 shares of Class B Common Stock, par value $0.0001 per share as of October 31, 2025.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” When contained in this Report, the words “believe,” “project,” “expect,” “anticipate,” “estimate,”, “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance, conditions, or results, and involve a number of known and unknown risks, uncertainties, assumptions, and other important factors, many of which are outside our management’s control, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. These forward-looking statements are based on information available as of the date of this Report and our management's current expectations, forecasts, and assumptions, and involve a number of judgments, risks, and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this Report as well as the risks described under Item 1A - “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024, Part II, Item 1A - "Risk Factors" in this Report and in other documents which we file with the Securities and Exchange Commission (“SEC”). In addition, such statements could be affected by risks and uncertainties related to:

•
the closing of the proposed merger between a merger subsidiary established by flyExclusive and a subsidiary of Jet.AI, Inc., including the timing, the satisfaction of the closing conditions, including the Jet.AI net cash condition, and the relative ownership levels in flyExclusive as of the closing date, which will depend on Jet.AI's net cash as of the closing date, and the ability to recognize the anticipated benefits of the proposed merger;
•
risks associated with the overall economy, including future increases in interest rates, the impact of the shutdown of the federal government, and the potential for recession;
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
•
the risk of downturns in the aviation industry, including due to increases in fuel costs in light of the war in Ukraine, the Israel and Hamas conflict in Gaza, and other global political and economic issues; and
•
a changing regulatory landscape in the highly competitive aviation industry.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

flyExclusive, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share amounts)	September 30, 2025	December 31, 2024 (Revised)
ASSETS
Current assets
Cash and cash equivalents	$18,702	$31,694
Accounts receivable, net	2,758	2,024
Other receivables	8,338	7,140
Due from related parties, current portion	1,260	2,645
Parts and supplies inventory, net	6,041	5,658
Investments in securities	—	65,541
Prepaid engine overhauls, current portion	12,389	13,710
Aircraft held for sale, current portion	8,421	7,786
Prepaid expenses and other current assets	10,747	7,771
Total current assets	68,656	143,969
Notes receivable, non-current portion, net	3,700	3,700
Property and equipment, net	226,187	259,874
Aircraft held for sale, non-current portion	—	4,085
Operating lease right-of-use assets	62,442	68,970
Finance lease right-of-use assets	37,148	15,680
Intangible assets, net	1,192	1,600
Prepaid engine overhauls, non-current portion	47,534	39,408
Other non-current assets	1,244	1,004
Total assets	$448,103	$538,290
LIABILITIES, STOCKHOLDERS’ (DEFICIT) / MEMBERS' EQUITY, AND TEMPORARY EQUITY
Current liabilities
Accounts payable	$33,331	$20,295
Excise tax payable	1,188	1,188
Long-term notes payable, current portion	24,965	84,883
Deferred revenue, current portion	129,714	128,905
Operating lease liabilities, current portion	14,778	15,617
Finance lease liabilities, current portion	6,729	1,282
Other current liabilities	29,848	29,944
Short-term notes payable	9,663	5,962
Long-term notes payable - related party, current portion	25,723	6,677
Total current liabilities	275,939	294,753
Long-term notes payable, non-current portion	98,950	104,027
Long-term notes payable - related party, non-current portion	15,808	36,895
Operating lease liabilities, non-current portion	48,967	54,611
Finance lease liabilities, non-current portion	19,471	5,708
Deferred revenue, non-current portion	22,927	20,612
Warrant liabilities	5,045	3,014
Other non-current liabilities	39,708	30,342
Total liabilities	$526,815	$549,962

Temporary equity
Redeemable noncontrolling interest	306,062	159,514
Series A preferred stock, par value $0.0001; 25,000 shares authorized and 25,000 shares issued and outstanding	26,894	23,799
Series B preferred stock, par value $0.0001; 29,737 shares authorized and 29,737 shares issued and outstanding	23,015	15,073
Stockholders' (deficit) / equity
Accumulated other comprehensive loss	—	(56)
Class A common stock; par value $0.0001; 200,000,000 and 200,000,000 shares authorized; 20,199,586 and 18,199,586 shares issued and outstanding, respectively	2	2
Class B common stock; par value $0.0001; 100,000,000 and 100,000,000 shares authorized; 59,930,000 and 59,930,000 shares issued and outstanding, respectively	6	6
Additional paid-in capital	—	—
Accumulated deficit	(434,224)	(233,441)
Total flyExclusive stockholders’ (deficit) / equity	(434,216)	(233,489)
Noncontrolling interests	(467)	23,431
Total stockholders’ (deficit) / equity	(434,683)	(210,058)
Total liabilities, temporary equity and stockholders' / members' equity	$448,103	$538,290

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

flyExclusive, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share amounts)	2025	2024	2025	2024
Revenue	$92,132	$76,923	$271,589	$235,908
Costs and expenses
Cost of revenue	79,533	68,238	233,967	215,227
Selling, general and administrative	19,516	20,001	60,804	66,674
Depreciation and amortization	6,505	6,110	18,526	19,283
(Gain) loss on aircraft sales and aircraft held for sale	(2,123)	3,480	(3,313)	4,897
Total costs and expenses	103,431	97,829	309,984	306,081
Loss from operations	(11,299)	(20,906)	(38,395)	(70,173)
Other income (expense)
Interest income	156	979	1,095	3,419
Interest expense	(5,052)	(5,619)	(14,869)	(15,940)
(Loss) gain on lease termination	(2,158)	24	(2,137)	163
Change in fair value of warrant liabilities	(2,812)	1,500	(2,031)	(2,179)
Loss on extinguishment of debt	—	—	(4,161)	—
Other income (expense)	87	(114)	300	(270)
Total other expense, net	(9,779)	(3,230)	(21,803)	(14,807)
Loss before income taxes	(21,078)	(24,136)	(60,198)	(84,980)
Income tax benefit	—	—	—	—
Net loss	(21,078)	(24,136)	(60,198)	(84,980)
Less: Net loss attributable to redeemable noncontrolling interests	(15,766)	(18,515)	(45,387)	(60,715)
Less: Net (loss) income attributable to noncontrolling interests	(1,044)	653	(386)	(6,997)
Net loss attributable to flyExclusive, Inc.	(4,268)	(6,274)	(14,425)	(17,268)
Add: Series A Preferred Dividends	(1,056)	(1,000)	(3,095)	(2,257)
Add: Series B Preferred Dividends	(1,584)	(451)	(3,881)	(451)
Net loss attributable to common stockholders	$(6,908)	$(7,725)	$(21,401)	$(19,976)
Basic and Diluted Loss Per Share	$(0.25)	$(0.32)	$(0.80)	$(0.85)
Weighted Average Common Shares Outstanding (Basic & Diluted)	27,772,428	24,275,741	26,910,055	23,586,260
Other comprehensive loss
Net loss attributable to flyExclusive, Inc.	$(4,268)	$(6,274)	$(14,425)	$(17,268)
Unrealized gains on available-for-sale debt securities	—	371	—	179
Comprehensive loss attributable to flyExclusive, Inc.	$(4,268)	$(5,903)	$(14,425)	$(17,089)

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

Condensed Consolidated Statements of Stockholders' Equity (Deficit) / Members' Equity (Deficit) and Temporary Equity (Unaudited) (continued)

flyExclusive, Inc.

	Temporary Equity			Permanent Equity
	Redeemable noncontrolling	Series A Preferred	Series B Preferred	Class A Common stock		Class B Common stock		Additional paid-in	Accumulated other comprehensive income	Accumulated	Total fly Exclusive stockholders’ equity	Noncontrolling	Total stockholders’ equity (deficit) / members'
(in thousands, except share amounts)	interest	stock	stock	Shares	Amount	Shares	Amount	capital (Revised)	(loss)	deficit (Revised)	(deficit)	Interests (Revised)	equity
Contributions from non controlling interests	—	—	—	—	—	—	—	—	—	—	—	102	102
Distributions to non controlling interests	—	—	—	—	—	—	—	—	—	—	—	(5,972)	(5,972)
Accretion of Redeemable non controlling interest to redemption amount	166,706	—	—	—	—	—	—	(26,348)	—	(140,358)	(166,706)	—	(166,706)
Dividends payable on Series A Preferred temporary equity	—	767	—	—	—	—	—	—	—	(767)	(767)	—	(767)
Amortization of discount on Series A Preferred temporary equity	—	289	—	—	—	—	—	—	—	(289)	(289)	—	(289)
Dividends payable on Series B Preferred temporary equity	—	—	1,584	—	—	—	—	—	—	(1,584)	(1,584)	—	(1,584)
Amortization of discount on Series B Preferred temporary equity	—	—	80	—	—	—	—	(80)	—	—	(80)	—	(80)
Stock based compensation	—	—	—	—	—	—	—	829	—	—	829	—	829
Net loss	(15,766)	—	—	—	—	—	—	—	—	(4,268)	(4,268)	(1,044)	(5,312)
Balances at September 30, 2025	$306,062	$26,894	$23,015	20,199,586	$2	59,930,000	$6	$—	$—	$(434,224)	$(434,216)	$(467)	$(434,683)

flyExclusive, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Deficit) / Members' Equity (Deficit) and Temporary Equity (Unaudited) (continued)

	Temporary Equity			Permanent Equity
	Redeemable noncontrolling	Series A Preferred	Series B Preferred	Class A Common stock		Class B Common stock		Additional paid-in	Accumulated other comprehensive income	Accumulated	Total fly Exclusive stockholders’ equity	Noncontrolling	Total stockholders’ equity (deficit) / members'
(in thousands, except share amounts)	interest	stock	stock	Shares	Amount	Shares	Amount	capital (Revised)	(loss)	deficit (Revised)	(deficit)	Interests (Revised)	equity
Balances at December 31, 2023	$(35,525)	$—	$—	16,647,529	$2	59,930,000	$6	$126,978	$(69)	$(80,456)	$46,461	$24,394	$70,855
Contributions from non controlling interests	—	—	—	—	—	—	—	—	—	—	—	157	157
Distributions to non controlling interests	—	—	—	—	—	—	—	—	—	—	—	(2,455)	(2,455)
Acquisitions of non controlling interests	—	—	—	—	—	—	—	(1,984)	—	—	(1,984)	(1,434)	(3,418)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	—	(169)	—	(169)	—	(169)
Exchange of warrants for Class A common stock	—	—	—	277,447	—	—	—	371	—	—	371	—	371
Issuance of Class A common stock upon cashless exercise of warrants	—	—	—	967,045	—	—	—	4,302	—	—	4,302	—	4,302
Issuance of Series A Preferred stock	—	20,361	—	—	—	—	—	—	—	—	—	—	—
Accretion of Redeemable non controlling interest to redemption amount	192,364	—	—	—	—	—	—	(129,667)	—	(62,697)	(192,364)	—	(192,364)
Dividends payable on Series A Preferred temporary equity	—	188	—	—	—	—	—	—	—	(188)	(188)	—	(188)
Amortization of discount on Series A Preferred temporary equity	—	97	—	—	—	—	—	—	—	(97)	(97)	—	(97)
Net loss	(21,699)	—	—	—	—	—	—	—	—	(5,841)	(5,841)	(5,450)	(11,291)
Balances at March 31, 2024	$135,140	$20,646	$—	17,892,021	$2	59,930,000	$6	$—	$(238)	$(149,279)	$(149,509)	$15,212	$(134,297)
Contributions from non controlling interests	—	—	—	—	—	—	—	—	—	—	—	103	103
Distributions to non controlling interests	—	—	—	—	—	—	—	—	—	—	—	(3,734)	(3,734)
Acquisitions of non controlling interests	—	—	—	—	—	—	—	256	—	5	261	2,944	3,205
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	—	(24)	—	(24)	—	(24)
Issuance of Class A common stock upon cashless exercise of warrants	—	—	—	7,565	—	—	—	35	—	—	35	—	35
Accretion of Redeemable non controlling interest to redemption amount (revised)	(5,657)	—	—	—	—	—	—	5,657	—	—	5,657	—	5,657
Dividends payable on Series A Preferred temporary equity	—	631	—	—	—	—	—	—	—	(631)	(631)	—	(631)
Amortization of discount on Series A Preferred temporary equity	—	341	—	—	—	—	—	—	—	(341)	(341)	—	(341)
Net loss	(20,501)	—	—	—	—	—	—	—	—	(5,153)	(5,153)	(2,200)	(7,353)
Balances at June 30, 2024	$108,982	$21,618	$—	$17,899,586	$2	$59,930,000	$6	$5,948	$(262)	$(155,399)	$(149,705)	$12,325	$(137,380)

flyExclusive, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Deficit) / Members' Equity (Deficit) and Temporary Equity (Unaudited) (continued)

	Temporary Equity			Permanent Equity
	Redeemable noncontrolling	Series A Preferred	Series B Preferred	Class A Common stock		Class B Common stock		Additional paid-in	Accumulated other comprehensive income	Accumulated	Total fly Exclusive stockholders’ equity	Noncontrolling	Total stockholders’ equity (deficit) / members'
(in thousands, except share amounts)	interest	stock	stock	Shares	Amount	Shares	Amount	capital (Revised)	(loss)	deficit (Revised)	(deficit)	Interests (Revised)	equity
Contributions from non controlling interests	—	—	—	—	—	—	—	—	—	—	—	6,068	6,068
Distributions to non controlling interests (revised)	—	—	—	—	—	—	—	—	—	—	—	(8,682)	(8,682)
Acquisitions of non controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	—	371	—	371	—	371
Issuance of Class A common stock upon cashless exercise of warrants	—	—	—	300,000	—	—	—	—	—	—	—	—	—
Issuance of Series B Preferred stock	—	—	13,526	—	—	—	—	10,603	—	—	10,603	—	10,603
Accretion of Redeemable non controlling interest to redemption amount (revised)	44,566	—	—	—	—	—	—	(16,504)	—	(28,062)	(44,566)	—	(44,566)
Dividends payable on Series A Preferred temporary equity	—	827	—	—	—	—	—	—	—	(827)	(827)	—	(827)
Amortization of discount on Series A Preferred temporary equity	—	173	—	—	—	—	—	—	—	(173)	(173)	—	(173)
Dividends payable on Series B Preferred temporary equity	—	—	451	—	—	—	—	—	—	(451)	(451)	—	(451)
Amortization of discount on Series B Preferred temporary equity	—	—	47	—	—	—	—	(47)	—	—	(47)	—	(47)
Net loss	(18,515)	—	—	—	—	—	—	—	—	(6,274)	(6,274)	653	(5,621)
Balances at September 30, 2024	$135,033	$22,618	$14,024	$18,199,586	$2	$59,930,000	$6	$—	$109	$(191,186)	$(191,069)	$10,364	$(180,705)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

flyExclusive, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(60,198)	$(84,980)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	16,538	19,283
Amortization of finance lease right-of-use assets	1,988	—
Amortization of contract costs	1,161	821
Non-cash interest income	(634)	(2,093)
Non-cash interest expense	2,174	1,126
Non-cash rent expense	16,497	15,818
(Gain) loss on aircraft sales and aircraft held for sale	(3,313)	4,897
(Gain) loss on lease termination	2,137	(163)
Provision for credit losses	105	2,076
Provision for inventory reserve	21	—
Realized loss on investment securities	238	59
Change in fair value of private placement warrant liability	606	433
Change in fair value of public warrant liability	353	3,960
Change in fair value of penny warrant liability	1,072	(2,214)
Loss on extinguishment of debt	4,161	—
Stock-based compensation	2,841	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(839)	(752)
Due from related parties	1,385	19
Other receivables	(1,198)	(1,797)
Parts and supplies inventory	(404)	(836)
Prepaid expenses and other current assets	(4,172)	261
Operating lease liabilities	(16,300)	(15,989)
Other assets	(240)	(76)
Accounts payable	13,036	(4,062)
Other current liabilities	185	(2,932)
Deferred revenue	3,124	6,276
Other non-current liabilities	9,366	6,431
Net cash flows from operating activities	(10,310)	(54,434)
Cash flows from investing activities:
Capitalized development costs	(24)	(412)
Purchases of property and equipment	(14,923)	(14,656)
Proceeds from sales of property and equipment	47,048	28,533
Finance lease direct initial costs	(381)	—
Purchases of engine overhauls	(17,825)	(18,364)
Purchases of investments	(15,457)	(45,495)
Proceeds from sale of investments	80,025	57,449
Proceeds from notes receivable	—	15,040
Net cash flows from investing activities	78,463	22,095

flyExclusive, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	Nine Months Ended September, 30
(in thousands)	2025	2024
Cash flows from financing activities:
Proceeds from issuance of debt	10,324	71,413
Repayment of debt	(84,145)	(50,282)
Payment of debt issuance costs	(1,950)	(4,018)
Proceeds from sale-leaseback of aircraft	15,500	—
Payment of dividends, preferred stock	(361)	—
Repayment of finance lease	(3,864)	—
Cash contributions - non-controlling interests	735	6,327
Cash distributions - non-controlling interests	(23,184)	(13,920)
Proceeds from common stock issuance, net of issuance costs	5,800	—
Proceeds from preferred stock issuance, net of issuance costs	—	29,847
Net cash flows from financing activities	(81,145)	39,367
Net increase (decrease) in cash and cash equivalents	(12,992)	7,028
Cash and cash equivalents at beginning of period	31,694	11,626
Cash and cash equivalents at end of period	$18,702	$18,654
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Exchange of Fly public warrants for flyExclusive Class A common stock	$—	$371
Change in redemption value of redeemable noncontrolling interest	$191,935	$231,273
FlyExclusive Class A common stock issued on cashless exercise of public warrants	$—	$4,337
Issuance of penny warrants in connection with Class A Preferred temporary equity issuance	$—	$3,746
Issuance of penny warrants in connection with Class B Preferred temporary equity issuance	$—	$11,712
Dividends payable and amortization of discount on Class A Temporary Equity	$3,095	$2,257
Dividends payable and amortization of discount on Class B Temporary Equity	$4,339	$451
Transfers from prepaid engine overhaul to property and equipment	$4,704	$9,833
Transfer of fixed assets and prepaid engine overhauls to held for sale	$1,238	$—
Transfers of aircraft from held for sale, non-current portion to held for sale, current portion	$4,085	$—
Unrealized change in fair value of available-for-sale securities	$56	$(178)
ROU assets obtained in exchange for operating lease liabilities	$10,522	$7,326
ROU assets obtained in exchange for finance lease liabilities	$23,074	$—
Non-cash exchanges for non-controlling ownership interest	$1,063	$—
Acquisition of non-controlling interests	$—	$6,892

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition, and results of operations, for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Correction of an Error

As part of our second quarter close process, the Company identified certain items that required revision surrounding the allocation of activity related to the accretion of redeemable noncontrolling interest to its redemption amount between additional paid-in capital and accumulated deficit. These errors had no impact on previously reported loss from operations, net loss, loss per share, temporary equity or permanent equity. The consolidated balance sheet as of December 31, 2024 and the condensed consolidated statements of stockholders' equity (deficit) / members' equity (deficit) and temporary equity for the three months ended March 31, 2025, June 30, 2024, and September 30, 2024 have been revised to reflect these adjustments to the presentation. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, the Company evaluated quantitative and qualitative factors and determined the

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

impacts were not material, individually or in the aggregate, to the Company’s previously issued interim condensed consolidated financial statements or annual consolidated financial statements. As a result, the Company has revised its prior period consolidated financial statements for these and other immaterial corrections as outlined in the tables below:

Condensed Consolidated Statements of Stockholders' Equity (Deficit) / Members' Equity (Deficit) and Temporary Equity (Unaudited)
June 30, 2024
	As Reported	Adjustment	As Revised
Accumulated other comprehensive loss	$(262)	$—	$(262)
Class A common stock	2	—	2
Class B common stock	6	—	6
Additional paid-in capital	—	5,948	5,948
Accumulated deficit	(149,451)	(5,948)	(155,399)
Noncontrolling interests	12,325	—	12,325
Total stockholders' deficit	$(137,380)	—	$(137,380)

Condensed Consolidated Statements of Stockholders' Equity (Deficit) / Members' Equity (Deficit) and Temporary Equity (Unaudited)
September 30, 2024
	As Reported	Adjustment	As Revised
Accumulated other comprehensive loss	$109	$—	$109
Class A common stock	2	—	2
Class B common stock	6	—	6
Additional paid-in capital	9,453	(9,453)	—
Accumulated deficit	(201,590)	10,404	(191,186)
Noncontrolling interests	11,315	(951)	10,364
Total stockholders' deficit	$(180,705)	—	$(180,705)

Consolidated Balance Sheet
December 31, 2024
	As Reported	Adjustment	As Revised
Accumulated other comprehensive loss	$(56)	$—	$(56)
Class A common stock	2	—	2
Class B common stock	6	—	6
Additional paid-in capital	9,618	(9,618)	—
Accumulated deficit	(244,177)	10,736	(233,441)
Noncontrolling interests	24,549	(1,118)	23,431
Total stockholders' deficit	$(210,058)	—	$(210,058)

Condensed Consolidated Statements of Stockholders' Equity (Deficit) / Members' Equity (Deficit) and Temporary Equity (Unaudited)
March 31, 2025
	As Reported	Adjustment	As Revised
Accumulated other comprehensive loss	$(2)	$—	$(2)
Class A common stock	2	—	2
Class B common stock	6	—	6
Additional paid-in capital	19,552	(19,552)	—
Accumulated deficit	(301,020)	21,163	(279,857)
Noncontrolling interests	15,437	(1,611)	13,826
Total stockholders' deficit	$(266,025)	—	$(266,025)

Principles of Consolidation

The condensed consolidated financial statements include the accounts of flyExclusive, its wholly-owned subsidiaries, all majority owned subsidiaries, and the accounts of variable interest entities (“VIE”) for which flyExclusive or one of its subsidiaries is the primary beneficiary, regardless of the ownership percentage.

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

Liquidity and Going Concern

During the nine months ended September 30, 2025, the Company incurred net losses and has operated with a working capital deficit. To date, the Company has financed its operations primarily through a combination of operating cash flows, the sale of equity securities and convertible debt, and borrowings under loan facilities. At September 30, 2025, the Company had an accumulated deficit of $434,224 and a working capital deficit, as defined by a shortfall of current assets compared to current liabilities of $207,283 and $150,784 as of September 30, 2025 and December 31, 2024, respectively. The Company’s net losses were $60,198 and $84,980 for the nine months ended September 30, 2025 and 2024, respectively. Net cash flows used in operating activities were $10,310 and $54,434 for the nine months ended September 30, 2025 and 2024, respectively. The Company expects to incur operating losses in the near term as the Company advances its fleet modernization and associated cost savings initiatives.

As of September 30, 2025, the Company had cash and cash equivalents of $18,702.

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

2.
Summary of Significant Accounting Policies

Reclassification

Certain amounts presented in the Company's previously issued financial statements have been reclassified to conform to the current period presentation. In the condensed consolidated financial statements (unaudited), the Company has made a reclassification of "(Loss) gain on lease termination" which was previously categorized within "Other income (expense)." This reclassification was made to better align with the current period's financial statement presentation. The net loss for the three- and nine-months ended September 30, 2024, remains unchanged from the previously issued financial statements. This reclassification had no impact on the Company's financial position, net loss, or cash flows for any period presented.

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Segment Information

The Company determines its operating segment after considering the Company’s organizational structure and the information regularly reviewed and evaluated by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company's CODM is its Chief Executive Officer. The CODM reviews the financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. On the basis of these factors, the Company determined that it operates and manages its business as one operating segment, private aviation services. All ancillary and other revenue sources, such as fractional ownership and MRO services, are primarily to support the provision of the Company’s private aviation services to customers. Substantially all the Company’s long-lived assets are held in the United States, and revenue from private aviation services is substantially earned from flights within the United States. See Note 4 "Segment Information" for additional disclosures.

Public Warrants, Private Warrants, and Penny Warrants

As of September 30, 2025, the following Company warrants were outstanding: (i) the Public Warrants initially included in the EGA units issued in EGA's initial public offering, (ii) the warrants of EGA held by EG Sponsor LLC (the “EGA Sponsor”) that were issued to the EGA Sponsor at the closing of EGA's initial public offering (the "Private Placement Warrants"), (iii) warrants issued on March 4, 2024 in connection with the Series A Preferred Stock offering as described within Note 24 "Stockholders’ Equity / Members' Deficit and Noncontrolling Interests" (the "Series A Penny Warrants"), (iv) warrants issued on August 8, 2024, August 14, 2024, and March 21, 2025 in connection with the March 2025 and August 2024 Series B Preferred Stock offerings and the March 2025 note conversion as described within Note 24 "Stockholders' Equity / Members' Deficit and Noncontrolling Interests" (the "Series B Penny Warrants," together with the Series A Penny Warrants, the "Penny Warrants," and together with the Public Warrants, the Private Placement Warrants, and the Series A Penny Warrants, the "Warrants").

The Company classifies the Warrants as either a liability or as equity by first assessing whether the Warrants meet liability classification in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). Under ASC 480, a financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares must be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception; (b) variations in something other than the fair value of the issuer’s equity shares; or (c) variations inversely related to changes in the fair value of the issuer’s equity shares. The Company determined that the Warrants should not be classified as liabilities under ASC 480.

If financial instruments, such as the Warrants, are not required to be classified as liabilities under ASC 480, the Company assesses whether such instruments are indexed to the Company's own stock under ASC 815-40. For an instrument to be considered indexed to an entity's own stock, its settlement amount must always equal the difference between the following: (a) the fair value of a fixed number of the Company's equity shares, and (b) a fixed monetary amount or a fixed amount of a debt instrument issued by the Company. Because there are scenarios in which the settlement amount would not equal the difference between the fair value of a fixed number of shares and a fixed monetary amount (or a fixed amount of a debt instrument), the Company determined that the Series A Penny Warrants, the Public Warrants, and the Private Placement Warrants were not indexed to the Company's own stock and therefore they must be classified as liabilities. The Company also determined that the Series A Penny Warrants, the Public Warrants, and the Private Placement Warrants satisfied all criteria to meet the definition of a derivative under ASC 815-10-15-83. For the Series B Penny Warrants, the Company determined that they were indexed to the Company's own stock and would be settled in shares of the Company's Class A Common Stock at an explicit share limit. As such, the Company concluded that the Series B Penny Warrants must be classified as permanent equity, and that the Series B Penny Warrants are not subject to remeasurement at each reporting date.

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

The Company’s Series A Penny Warrants issued alongside the Series A Preferred Stock (as defined in Note 24 "Stockholders’ Equity / Members' Deficit and Noncontrolling Interests") represent a liability which is remeasured to fair value at each reporting period based on significant inputs not observable in the market. The fair value of the Penny Warrants is classified as a Level 3 measurement according to the fair value hierarchy described above due to the use of an unobservable input for volatility under the valuation method as described within Note 5 "Fair Value Measurements."

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

Receivables, Net of Allowance for Credit Losses

Accounts receivable are recorded at the invoiced or earned amount billed to the customers and are reported net of an allowance for credit losses. The Company applies an incurred loss estimate to calculate the allowance for doubtful accounts. Under ASC 326, the Company maintains an allowance for credit losses and considers the level of past-due accounts based on the contractual terms of the receivables, historical write offs, and existing economic conditions, as well as its relationships with, and the economic status of individual accounts to calculate the allowance for credit losses. The estimated credit losses charged to the allowance is recorded as "Selling, general and administrative" in the condensed consolidated statements of operations and comprehensive loss (unaudited). Accounts receivable are written off when deemed uncollectible based on individual credit evaluations and specific circumstances. The Company had an allowance for credit losses on accounts receivable of $80 as of both September 30, 2025 and December 31, 2024.

Notes receivable are reported at amortized cost, and are reported as net of an allowance for credit losses. Under ASC 326, the Company maintains an allowance for credit losses based on the difference between the fair value of the collateral associated with the note, less costs to sell the asset, and the amortized cost basis of the note. The Company had an allowance for credit losses on notes receivable of $0 as of both September 30, 2025 and December 31, 2024.

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

For periods in which the noncontrolling interest is not yet redeemable, but the likelihood of the noncontrolling interest becoming redeemable is probable, the Company will accrete changes in its redemption value from the date it becomes probable that it will become redeemable (the Closing Date) to its earliest redemption date (first anniversary of the Closing Date). This measurement method is in accordance with ASC 480-10-S99-3(A)15a. The Company will adjust the carrying value of the redeemable noncontrolling interest based on the higher of (1) the initial carrying value, increased or decreased for the redeemable noncontrolling interest's share of net income or loss, or (2) the redemption value. The Company is required to either (1) accrete changes in the redemption value over the period from the date of issuance to the earliest redemption date of the instrument using an appropriate methodology, usually the interest method, or (2) recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. The Company has elected to accrete changes in the redemption value over the period from the Closing Date to the earliest redemption date (the one year anniversary of the Closing Date) using the interest method.

For periods in which the noncontrolling interest is currently redeemable, the Company will adjust the carrying value of the noncontrolling interest based on the higher of (1) the initial carrying value, increased or decreased for the redeemable noncontrolling interest's share of net income or loss, or (2) the redemption value.

Any change in the carrying value of the redeemable noncontrolling interest will be recorded against retained earnings, or additional paid-in capital to the extent available in the absence of retained earnings. In the absence of both retained earnings and additional paid-in capital, the change will be recorded against accumulated deficit within equity.

Temporary Equity

The Company accounts for its common and preferred stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Common and preferred stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common and preferred stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Series A Preferred Stock and Series B Preferred Stock (as defined within Note 24 "Stockholders’ Equity / Members' Deficit and Noncontrolling Interests") feature certain redemption rights that are outside of our control and subject to the occurrence of uncertain future events. Accordingly, 25,000 shares of Series A Preferred Stock and 29,737 shares of Series B Preferred Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet at September 30, 2025.

(Gain) Loss on Aircraft Sales and Aircraft Held for Sale

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The Company occasionally sells aircraft held for use from its fleet. The (gain) or loss from each transaction is recognized upon completion of the sale as a (gain) or loss on aircraft sales which is presented within the (gain) loss on aircraft sales and aircraft held for sale on the condensed consolidated statements of operations and comprehensive loss (unaudited).

The (gain) or loss on aircraft previously held for use as property and equipment and subsequently elected to actively market for sale is presented within the (gain) loss on aircraft sales and aircraft held for sale on the condensed consolidated statements of operations and comprehensive loss (unaudited). When a decision is made to actively market for sale, depreciation is discontinued, and aircraft held for sale is recorded at the lower of carrying value and fair value less costs to sell. We present aircraft assets held for sale at the lower of their current carrying value or their fair market value less costs to sell including $8,421 classified within “current assets” and $0 classified within "non-current assets" on the Company’s condensed consolidated balance sheet (unaudited) as of September 30, 2025. The fair values are based on observable and unobservable inputs, including market trends and conditions. The assumptions used to determine the fair value of the assets held for sale are subject to inherent uncertainty and could produce a wide range of outcomes which the Company will continue to monitor in future periods as new information becomes available. Prior to the ultimate sale of the assets, subsequent changes in the estimate of the fair value of the assets held for sale will be recorded as a (gain) or loss with a corresponding adjustment to the assets’ carrying value.

As of September 30, 2025 and December 31, 2024, the Company had 2 and 3 aircraft classified as held for sale, respectively. The following table summarizes the Company's held for sale activity during the nine months ended September 30, 2025:

Nine Months Ended September 30,
2025
Aircraft held for sale as of December 31, 2024	$11,871
Aircraft held for sale sold	(3,650)
Aircraft reclassified to held for sale	1,238
Impairment gain (loss) due to fair value adjustments	(1,038)
Aircraft held for sale as of September 30, 2025	$8,421

Contract Acquisition Costs

The Company pays commissions on deposits from new and recurring Jet Club member contracts. These commissions are contract acquisition costs that are capitalized as an asset on the condensed consolidated balance sheets (unaudited) as these are incremental amounts directly related to attaining contracts with customers. Sales commissions capitalized were $471 and $1,328 during the three and nine months ended September 30, 2025, respectively, and $348 and $885 during the three and nine months ended September 30, 2024.

As of September 30, 2025 and December 31, 2024, contract acquisition costs of $835 and $923, respectively, were included within Prepaid expenses and other current assets and $1,205 and $965, respectively, were included within Other non-current assets on the condensed consolidated balance sheets (unaudited).

Capitalized contract costs are amortized on a straight-line basis over the same period of benefit in which the associated revenue is recognized. Amortization expense related to capitalized contract costs included in selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss (unaudited) was $407 and $1,161 during the three and nine months ended September 30, 2025, respectively, and $274 and $821 during the three and nine months ended September 30, 2024, respectively.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Other Accounting Policies

See the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for a description of other accounting principles upon which basis the accompanying consolidated financial statements in this Report were prepared.

Recently Adopted Accounting Pronouncements

In the fourth quarter of 2024, the Company adopted the annual and interim disclosure requirements of Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" (“ASU 2023-07”). ASU 2023-07 expands a public business entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM, clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. See Note 4 for applicable reportable segment disclosures required by this guidance.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" (“ASU 2024-03”), which is intended to improve disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Such information should allow investors to better understand an entity's performance, assess future cash flows, and compare performance over time and with other entities. ASU 2024-03 will require public business entities to disclose in the notes to the financial statements, at each interim and annual reporting period, specific information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement, and the total amount of an entity's selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

3.
Earnings (Loss) Per Share

The Company computes basic earnings (loss) per share using net loss attributable to Company common stockholders and the weighted average number of common shares outstanding during each period. Because the Penny Warrants obligates the Company to issue shares for little or no cash consideration contingent only upon the passage of time (see Note 18 "Warrant Liabilities" for a description of the Penny Warrants), weighted average shares issuable under the Penny Warrants are included in the denominator in the calculation of basic and diluted EPS. Shares of Class B Common Stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class B Common Stock under the two-class method has not been presented.

The following table sets forth the computation of the Company’s basic and diluted net (loss) income per share:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(21,078)	$(24,136)	$(60,198)	$(84,980)
Less: Net loss attributable to redeemable noncontrolling interests	(15,766)	(18,515)	(45,387)	(60,715)
Less: Net income (loss) attributable to noncontrolling interests	(1,044)	653	(386)	(6,997)
Add: Series A Preferred Dividends	(1,056)	(1,000)	(3,095)	(2,257)
Add: Series B Preferred Dividends	(1,584)	(451)	(3,881)	(451)
Basic Net loss attributable to common stockholders	$(6,908)	$(7,725)	$(21,401)	$(19,976)
Denominator:
Weighted Average Class A Common Stock outstanding	20,199,586	18,003,934	19,716,070	17,609,384
Weighted Average Class A Common Stock issuable under Series A Penny Warrants	1,304,742	1,271,807	1,297,489	976,876
Weighted Average Class A Common Stock issuable under Series B Penny Warrants	6,268,100	5,000,000	5,896,496	5,000,000
Weighted Average Shares Outstanding - basic and diluted	27,772,428	24,275,741	26,910,055	23,586,260
Basic and Diluted Earnings (Loss) Per Share
Basic	$(0.25)	$(0.32)	$(0.80)	$(0.85)
Diluted	$(0.25)	$(0.32)	$(0.80)	$(0.85)

The following table summarizes potentially dilutive outstanding securities for the three and nine months ended September 30, 2025 and 2024 which were excluded from the calculation of diluted EPS, because their effect would have been anti-dilutive:

	For the three and nine months ended	For the three and nine months ended
	September 30, 2025	September 30, 2024
Public warrants	2,519,869	2,519,869
Private Placement Warrants	4,333,333	4,333,333
Series A Penny Warrants	1,304,742	1,274,742
Class B Common Stock	59,930,000	59,930,000
Total anti-dilutive features	68,087,944	68,057,944

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

4.
Segment Information

The Company has one reportable segment, private aviation services, managed on a consolidated basis by the Chief Executive Officer, who is the Company's CODM. The private aviation services segment provides charters, aircraft partnerships, jet club memberships, fractional ownership shares, MRO, and aircraft management services. The Company derives revenue primarily in North America and manages the business activities on a consolidated basis.

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

The CODM allocates resources and evaluates performance based on net loss, which is the Company’s measure of segment profit or loss. The CODM considers budget to actual and year-over-year variances for net loss when making decisions about how to utilize the Company’s resources. The components of segment profit or loss were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total Revenue	$92,132	$76,923	$271,589	$235,908
Less:
Cost of revenue	79,533	68,238	233,967	215,227
Selling, general and administrative	19,516	20,001	60,804	66,674
Depreciation and amortization	6,505	6,110	18,526	19,283
(Gain) loss on aircraft sales and aircraft held for sale	(2,123)	3,480	(3,313)	4,897
Other (1)	9,779	3,230	21,803	14,807
Net Loss	$(21,078)	$(24,136)	$(60,198)	$(84,980)

(1)
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

5.
Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Fair Value Measurements at September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	5,153	—	—	5,153
	$5,153	$—	$—	$5,153
Liabilities:
Warrant liability - public warrants	$806	$—	$—	$806
Warrant liability - private placement warrants	—	1,387	—	1,387
Warrant liability - Series A penny warrants	—	—	2,852	2,852
	$806	$1,387	$2,852	$5,045

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$2,710	$—	$—	$2,710
Investments in securities	849	64,692	—	65,541
	$3,559	$64,692	$—	$68,251
Liabilities:
Warrant liability - public warrants	$454	$—	$—	$454
Warrant liability - private placement warrants	—	780	—	780
Warrant liability - Series A penny warrants	—	—	1,780	1,780
	$454	$780	$1,780	$3,014

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

The Company’s Level 3 liability consists of the Series A Penny Warrants associated with the issuance of Series A Preferred Stock. This liability has been classified as Level 3 due to the use of an unobservable input within the valuation, namely volatility.

The fair value of the Series A Penny Warrant liability as of September 30, 2025 and December 31, 2024 was determined utilizing a Monte Carlo simulation valuation method, using the following inputs and assumptions:

$ in thousands, except for Stock price, Strike price, and share amounts	September 30, 2025
Warrant Shares	1,304,742
Aggregate Value Cap	$11,250
Stock price	$4.94
Strike price	$0.01
Term (in years)	3.4 years
Volatility	99.0%
Risk free rate	3.6%
Dividend Rate	—%

$ in thousands, except for Stock price, Strike price, and share amounts	December 31, 2024
Warrant Shares	1,274,742
Aggregate Value Cap	$11,250
Stock price	$3.15
Strike price	$0.01
Term (in years)	4.2
Volatility	100.0%
Risk free rate	4.3%
Dividend Rate	—%

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The following table shows the change in the fair value of the Series A Penny Warrant liability for the nine months ended September 30, 2025.

September 30, 2025
Balance as of December 31, 2024	$1,780
Issuance of Series A Penny Warrants	—
Change in fair value of Series A Penny Warrants	1,072
Balance as of September 30, 2025	$2,852

There have been no other changes in valuation techniques and related inputs. As of September 30, 2025 and December 31, 2024, there were no transfers between Level 1, Level 2, and Level 3.

6.
Variable Interest Entities

As part of its organizational structure, the Company has established numerous single-asset LLC entities (“SAEs”) each for the primary purpose of holding a single identifiable asset, such as individual planes / aircraft and leasing the asset to the Company through its wholly-owned subsidiaries. There are SAEs in which the Company has less than 100% equity interest (generally 50% or less) (“SAEs with Equity”). There are also SAEs in which the Company holds no equity interests. Generally, in these instances, the Company initially acquired the aircraft, contributed the aircraft to the SAE, and subsequently sold 100% of the equity interests in the SAE and leased the aircraft back from the third-party in a transaction structured as sale-leaseback (“SAEs without Equity”). The Company also has a 50% noncontrolling ownership interest in an entity that operates an aircraft paint facility (“Paint Entity”).

Management analyzes the Company’s variable interests including loans, guarantees, and equity investments, to determine if the Company has any variable interests in these entities. This analysis includes both qualitative and quantitative reviews. Qualitative analysis is based on an evaluation of the design and primary risk of these entities, their organizational structures including decision making abilities, and financial and contractual agreements. Quantitative analysis is based on these entities’ equity interests and investment. The Company determined it has variable interests in Paint Entity and SAEs with Equity as a result of its equity interest in these entities. For those SAEs without Equity in which the Company has a (a) lease agreement for the aircraft which is the primary asset of these entities (the “lessor SAEs without Equity”), and (b) either (i) has a call option and/or (ii) a lessor put option for a fixed purchase price, the Company determined that it has variable interests in the lessor SAEs without Equity.

The Company then determines whether the entities that the Company has variable interests in are VIEs. ASC 810, "Consolidation," defines a VIE as an entity that either (i) lacks sufficient equity to finance its activities without additional subordinated financial support from other parties; or (ii) has an equity holder(s) that, as a group, lack the characteristics of a controlling financial interest. Paint Entity, SAEs with Equity, and lessor SAEs without Equity are VIEs as they met at least one of the criteria above.

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The Company’s condensed consolidated balance sheets (unaudited) include the following assets and liabilities of these VIEs:

	September 30, 2025	December 31, 2024
Cash	$601	$737
Property and equipment, net	52,562	61,769
Long-term notes payable, current portion	10,679	7,690
Long-term notes payable, non-current portion	22,342	29,619

The Company’s condensed consolidated statements of operations and comprehensive loss (unaudited) include the following expenses of these VIEs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$397	$521	$1,379	$1,530
Depreciation and amortization	862	1,321	2,862	4,824

The assets of the Company’s VIEs are only available to settle the obligations of these entities. Creditors of each of the VIEs have no recourse to the general credit of the Company.

While the Company has no contractual obligation to do so, it may voluntarily elect to provide the VIEs with additional direct or indirect financial support based on its business objectives. The Company provided financial contributions to the VIEs in the amount of $735 and $6,327 during the nine months ended September 30, 2025 and 2024, respectively.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

7.
Revenue

Disaggregation of Revenue

The following table disaggregates revenue by service type and the timing of when these services are provided to the member or customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Services transferred at a point in time:
Flights	$86,660	$72,853	$255,175	$223,357
Aircraft Management Services	430	551	1,747	551
Services transferred over time:
Memberships	(152)	852	1,171	3,658
MRO	3,088	1,521	7,721	5,255
Fractional ownership purchase price	2,106	1,146	5,775	3,087
	$92,132	$76,923	$271,589	$235,908

Transaction Price

The transaction prices for each of the primary revenue streams are as follows:

•
Jet Club and Charter – Membership fees (less credits issued), and flight related charges based on trips flown;
•
MRO – Time and materials incurred for services performed;
•
Fractional Ownership – The portion of fractional interest purchase price allocated to revenue, and flight related charges based on trips flown; and
•
Aircraft Management Services – Fixed monthly management fees charged to third-party aircraft owners.

The following tables provide a rollforward of deferred revenue for the nine months ended September 30, 2025:

Amount
Balance as of December 31, 2024	$149,517
Revenue recognized	(239,109)
Revenue deferred	242,233
Balance as of September 30, 2025	$152,641

8.
Other Receivables

Other receivables consisted of the following:

	September 30, 2025	December 31, 2024
Rebate receivables	$1,141	$1,117
Federal excise tax receivable	5,937	5,414
Insurance settlement in process	769	—
Income tax receivable	460	460
Other	31	149
	$8,338	$7,140

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

9.
Parts and Supplies Inventory

Parts and supplies inventory consists primarily of aircraft parts and materials and supplies. Parts and supplies inventory, net of reserve, consisted of the following:

	September 30, 2025	December 31, 2024
Aircraft parts	$4,822	$5,101
Materials and supplies	1,436	753
Less: parts and supplies inventory reserve	(217)	(196)
	$6,041	$5,658

10.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2025	December 31, 2024
Prepaid vendor expenses	$4,386	$3,239
Prepaid insurance	2,057	690
Prepaid directors and officers insurance	1,141	2,032
Prepaid maintenance	505	154
Prepaid non-aircraft subscriptions	240	407
MRO revenue in excess of billings	1,583	326
Deferred commission	835	923
	$10,747	$7,771

11.
Investments in Securities

The Company did not hold any investments in securities as of September 30, 2025. As of December 31, 2024, the cost and fair value of marketable securities was as follows:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills	$55,009	$190	$—	$55,199
Municipal bonds	9,631	38	(351)	9,318
Corporate/government bonds	479	33	—	512
Other bonds	478	34	—	512
	$65,597	$295	$(351)	$65,541

The aggregated unrealized gain (loss) on available-for-sale debt securities in the amounts of $0 and $(56) have been recognized in accumulated other comprehensive income (loss) in the Company’s condensed consolidated balance sheets (unaudited) as of September 30, 2025 and December 31, 2024, respectively.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

12.
Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2025	December 31, 2024
Transportation equipment	$308,096	$329,416
Office furniture and equipment	3,225	3,216
Leasehold improvements	2,416	2,328
Construction in progress	236	236
Deposits on transportation equipment	8,220	14,165
	322,193	349,361
Less: Accumulated depreciation	(96,006)	(89,487)
Property and equipment, net	$226,187	$259,874

Depreciation expense of property and equipment was $5,055 and $16,029, respectively for the three and nine months ended September 30, 2025, and $5,774 and $18,291 for the three and nine months ended September 30, 2024. The net carrying value of disposals of long-lived assets as of September 30, 2025 and December 31, 2024 was $33,969 and $23,449, respectively.

Interest payments on borrowings to acquire aircraft are capitalized for the month of acquisition when the aircraft’s in-service date begins following the 15th of the month. Interest payments for the month of acquisition would be expensed if the aircraft is placed into service before the 15th of the month. There was no capitalized interest as of September 30, 2025 and December 31, 2024, and capitalized interest was included as a component of construction in progress prior to the equipment’s in-service date.

13.
Intangible Assets

Intangible assets, net are as follows:

	September 30, 2025
	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted- Average Useful Life (in years)
Software - in service	$4,001	$(3,459)	$542	3
FAA certificate	650	—	650	Indefinite
Total acquired intangible assets	$4,651	$(3,459)	$1,192

	December 31, 2024
	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted- Average Useful Life (in years)
Software - in service	$3,978	$(3,028)	$950	3
FAA certificate	650	—	650	Indefinite
Total acquired intangible assets	$4,628	$(3,028)	$1,600

Amortization of intangible assets was $134 and $431 for the three and nine months ended September 30, 2025, respectively, and $317 and $918 for the three and nine months ended September 30, 2024, respectively. The Company did not record any impairment charges related to intangible assets for the three and nine months ended September 30, 2025 and 2024.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The following is a schedule of estimated amortization expense for the following periods:

Fiscal Year	Amount
Remainder of 2025	$122
2026	332
2027	87
2028	1
2029	—
Thereafter	—
$542

14.
Other Current Liabilities

Other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Accrued vendor payments	$5,102	$6,528
Accrued ERC payments	9,044	9,044
Accrued directors and officers insurance	1,780	1,780
Accrued employee-related expenses	10,434	10,239
Accrued engine expenses	494	713
Accrued tax expenses	906	1,072
Accrued interest	1,762	472
Other	326	96
	$29,848	$29,944

Employee Retention Credit (“ERC”)

The CARES Act, enacted on March 27, 2020, provides an ERC that is a refundable tax credit against certain employer taxes. The ERC was subsequently amended by the Taxpayer Certainty and Disaster Tax Relief Act of 2020, the Consolidated Appropriation Act of 2021, and the American Rescue Plan Act of 2021, all of which amended and extended the ERC availability and guidelines under the CARES Act. The goal of the ERC program is to encourage employers to retain and continue paying employees during periods of pandemic-related reduction in business volume even if those employees are not actually working, and therefore, are not providing a service to the employer.

Under the Act, eligible employers could take credits up to 70% of qualified wages with a limit of $7 per employee per quarter for the first three quarters of calendar year 2022. In order to qualify for the ERC in 2022, organizations generally had to experience a 20% or greater decrease in gross receipts in the quarter compared to the same quarter in calendar year 2019 or its operations had to have been fully or partially suspended during a calendar quarter due to “orders from an appropriate governmental authority limiting commerce, travel, or group meetings (for commercial, social, religious, or other purposes)” due to COVID-19. The credit is taken against the Company’s share of Social Security Tax when the Company’s payroll provider files, or subsequently amends the applicable quarterly employer tax filings.

As of September 30, 2025, the Company had received ERC payments totaling $9,044. The Company’s legal counsel has issued a legal opinion that the Company, more likely than not, qualified for the ERC. However, it remains uncertain whether the Company meets the eligibility qualifications required for the ERC. Therefore, the balance was included in other current liabilities in the condensed consolidated balance sheets (unaudited) as of September 30, 2025 and December 31, 2024 since the Company may potentially be required to repay the ERC.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

15.
Other Non-Current Liabilities

Other non-current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Fractional ownership deposits	$39,708	$30,342
Other	—	—
	$39,708	$30,342

16.
Debt

The components of the Company’s outstanding Short-term notes payable consisted of the following:

	Interest Rates	September 30, 2025	December 31, 2024
Short-term notes payable
Bank 1	6.5%	$3,160	$—
Bank 2	7.8%	4,474	5,962
Financial Institution 5	10.0%	2,813	—
Less: Unamortized debt issuance costs		(784)	—
Total short-term notes payable		$9,663	$5,962

In June 2023, the Company entered into two loan agreements in the principal amounts of $8,000 and $6,400, each bearing an interest rate of 7.75%. These loans originally had a maturity date of six months from the loan date. The maturity date of the $6,400 loan has been extended to June 2026, and the $8,000 loan to June 2029. In April 2025, the Company entered into two loan agreements in the principal amounts of $1,540 and $1,620 with Bank 1, each of which bears an interest rate of 6.5% and has a maturity date of May 2026. In July 2025, the Company entered into a loan agreement in the principal amount of $3,750 with Financial Institution 5, which bears an interest rate of 10.0% and has a maturity date of April 2026.

As of September 30, 2025 and December 31, 2024, unamortized debt issuance costs were $784 and $0 for short-term notes payable, respectively.

During the three months ended September 30, 2025 and 2024 the Company recorded $262 and $13, respectively, in amortization of debt issuance cost related to short-term debt within interest expense. During the nine months ended September 30, 2025 and 2024, the Company recorded $292 and $18, respectively, in amortization of debt issuance cost within interest expense in the condensed consolidated statements of operations and comprehensive loss (unaudited).

Total interest expense related to short-term debt was $153 and $122 for the three months ended September 30, 2025 and 2024, respectively. Total interest expense related to short-term debt was $396 and $571 for the nine months ended September 30, 2025 and 2024, respectively.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The components of the Company’s outstanding long-term debt consisted of the following:

	Interest Rates		Amounts		Maturity Dates
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Long-term notes payable with banks for the purchase of aircrafts
Bank 1	4.0% - 7.3%	4.0% - 7.3%	10,579	$11,841	Nov 2025 - Feb 2029	Aug 2025 - Feb 2029
Bank 2	6.3% - 7.8%	4.0% - 7.8%	8,635	12,325	Nov 2027 - Apr 2029	Jun 2025 - Apr 2029
Bank 3	2.3% + SOFR**	2.3% + SOFR**	1,527	1,653	Sep 2025	Sep 2025
Bank 4	n/a	5.3% - 6.0%*	-	3,289	n/a	Jul 2030 - Sep 2030
Bank 5	7.7%	7.7%	1,414	1,614	Jan 2030	Jan 2030
Bank 6	4.0%	4.0%	590	800	Sep 2027	Sep 2027
Bank 7	8.8%	8.8%	12,030	12,361	May 2029	May 2029
Long-term notes payable with financial institutions for the purchase of aircrafts
Financial Institution 1	n/a	0.25% + Schwab Loan Rate	-	2,959	n/a	Dec 2027
Financial Institution 2	3.6% - 7.0%	3.6% - 7.0%	7,296	7,796	Nov 2026 - May 2027	Nov 2026 - May 2027
Financial Institution 3	9.0% - 9.5%	9.0% - 9.5%	32,498	34,407	Sep 2033 - Mar 2034	Sep 2033 - Mar 2034
Credit facilities with financial institutions
Financial Institution 4	2.8% + SOFR**	1.5% + SOFR** - 2.8% + SOFR**	1,362	62,666	See disclosure below	See disclosure below
Other long-term debt payable
Lease Back	1.2%	n/a	15,500	—	Aug 2030	n/a
EID loan	See disclosure below	See disclosure below	122	122	See disclosure below	See disclosure below
Long-term debt from VIEs			33,021	37,310
Total Long-term notes payable			124,574	189,143
Less: Unamortized debt issuance costs and debt discount			(659)	(233)
Less: current portion			(24,965)	(84,883)
Long-term notes payable, non-current portion			$98,950	$104,027

* The payment terms dictate that the Note shall bear interest at a rate equal to the Prime Rate plus 275 basis points with an initial interest rate set at 6.00% based on the Prime Rate and Loan Spread at the time of the agreement. The interest rate is to be adjusted every 5 years and be based on the Prime Rate published as of the date plus the Loan Spread.

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

The lender may impose a restriction that the outstanding balance of the note may not exceed a percentage of the retail value of the collateral. In the event the outstanding value of the loan exceeds the percentage threshold of the collateralized aircraft, the Borrowers

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

may be required to make a payment in order to reduce the balance of the loan. Pursuant to the loan agreements, the Borrowers must maintain certain debt service ratios (such as cash flow to leverage or certain EBITDA to total borrowings) specific to each lender as long as the borrowers hold outstanding loans. There were 27 separate loan agreements (each loan agreement includes the initial agreement and amendments if applicable) with note payable balances outstanding as of September 30, 2025, compared to 30 separate loan agreements as of December 31, 2024.

As of September 30, 2025 and December 31, 2024, unamortized debt issuance costs were $659 and $233 for long-term notes payable (excluding convertible note), respectively.

During the three months ended September 30, 2025 and 2024, the Company recorded $27 and $21, respectively, in amortization of long-term debt issuance cost within interest expense. During the nine months ended September 30, 2025 and 2024, the Company recorded $80 and $88, respectively, in amortization of debt issuance cost within interest expense in the condensed consolidated statements of operations and comprehensive loss (unaudited).

Total interest expense related to long-term debt (excluding convertible note and VIEs) was $1,926 and $3,026 for the three months ended September 30, 2025 and 2024, respectively, and total interest expense was $5,900 and $8,820 for the nine months ended September 30, 2025 and 2024, respectively.

The table below presents the Company’s contractual principal payments (not including debt issuance costs) as of September 30, 2025 under then-outstanding long-term debt agreements in each of the next five calendar years (does not include VIE loans):

Fiscal year	Amount
Remainder of 2025	$6,954
2026	12,176
2027	9,289
2028	4,415
2029	21,254
Thereafter	37,465
91,553
Long-term notes payable from VIE	33,021
Debt issuance costs	(659)
Total long-term notes payable	$123,915

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

The Credit Facility contains clauses requiring the Company to maintain its limited liability companies’ existence and to not permit any of the subsidiaries to liquidate, dissolve, change their names, or consolidate with other corporations without prior consent of the Lender. The original loan agreement states that the Company may not re-borrow any amounts repaid to the Lender. The term loan is collateralized by substantially all assets of the Company and initially expires August 2019. The Credit Facility also contains other customary covenants, representations and events of default.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

As of September 30, 2025 and December 31, 2024, the aggregate outstanding balances on the term loan were $0 and $3,126, respectively.

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

At the Company’s option, the interest rate on term loans drawn from the LOC Master Note is equal to either the Prime-Based Rate, defined as the greater of 1.25% or the prime rate minus 1.88%, or the Daily Simple SOFR-Based Rate, defined as the greater of 1.25% or the Daily Simple SOFR plus 1.25% (“Interest Rate Option”). The Company agrees to pay accrued interest monthly on the 9th day of each month, beginning with the first of such dates to occur after the date of the first loan, at maturity of the LOC Master Note, and upon payment in full, whichever is earlier or more frequent. After maturity, whether by acceleration or otherwise, interest shall be payable upon demand. The Company may prepay any principal bearing interest at any Interest Rate Option in whole or in part without breakage fee, penalty or premium; provided, however, that if a swap agreement with a Daily Simple SOFR-Based Rate is in effect between Lender and the Company in connection with a loan made pursuant to this LOC Master Note, any applicable swap breakage fees, penalties, premiums and costs will apply. There is no swap agreement in place as of September 30, 2025.

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

On March 7, 2025, the Company paid in full the $59,540 balance on the LOC Master Note and closed the LOC. As of September 30, 2025, the Company had no outstanding balance.

Sale-Leaseback Transaction

In August 2025, the Company sold an aircraft to a third party for approximately $16 million. In connection with the sale, the Company entered into an agreement to lease back the aircraft for a 5-year period. Since the lease agreement provides the Company an option to repurchase fractional interests in the aircraft at fixed prices, the transaction is accounted for as a failed sale-leaseback. As a result, the aircraft remains on our Condensed Consolidated Balance Sheet (unaudited) as of September 30, 2025. The Company recognized $15.5 million of the proceeds as a financing obligation as a component of long-term debt, with $0.5 million in debt issuance costs to be amortized over the term of the debt.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Debt Covenants

Financial covenants contained in the debt borrowings mandate that the Company maintains certain financial metrics, including, but not limited to, debt service coverage ratios, fixed charge cover ratios, or cash flow cover ratios. If the Company is unable to maintain the financial metric, it is a breach of the debt covenant and is considered an event of default. An event of default can result in all loans and other obligations becoming immediately due and payable, including the advance of any sums necessary to cure the event of default, allowing the lenders to seize the collateralized assets, which include aircraft and the debt agreements being terminated. As of December 31, 2024, the Company was not in compliance with certain financial covenants and obtained waiver request letters from the various lenders. Pursuant to the waiver letters, the lenders agreed to waive the financial covenants as of December 31, 2024. The aggregate balances of outstanding debt obligations for which waiver letters were received was $0 and $19,365 as of September 30, 2025 and December 31, 2024, respectively.

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

17.
Leases

The Company’s lease arrangements generally pertain to real estate leases and aircraft. The Company leases real estate including hangars and office space under operating leases, ranging from two to thirty years. As of September 30, 2025 and December 31, 2024, the Company operated 31 and 34 aircraft, respectively, under non-cancellable operating leases ranging from two to seven years for charter flight services. For the Company’s aircraft leases, in addition to the fixed lease payments for the use of the aircraft, the Company is also obligated to pay into aircraft engine reserve programs and additional variable costs which are expensed as incurred and are not included in the measurement of our leases. These payments amounted to $5,963 and $16,734 for the three and nine months ended September 30, 2025, respectively, and $2,401 and $10,640 for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, the Company operated 3 aircraft under non-cancellable finance leases.

Vehicle leases typically have month-to-month lease terms and are classified as short-term leases.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The following table sets forth information about the Company’s lease costs for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$5,253	$5,031	$16,498	$15,818
Short-term lease cost	487	507	1,392	1,235
Finance lease cost:
Amortization of right-of-use assets	1,293	—	1,988	—
Interest on lease liabilities	717	—	1,536	—
Total lease costs	$7,750	$5,538	$21,414	$17,053

The following table sets forth supplemental cash flow information about the leases for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
ROU assets obtained in exchange for new lease liabilities
Operating lease liabilities	$10,522	$7,326
Finance lease liabilities	$23,074	$—

Supplemental balance sheet information related to the leases is as follows:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term – operating leases	9.24 years	9.09 years
Weighted-average discount rate – operating leases	7.34%	6.87%
Weighted-average remaining lease term – finance leases	4.44 years	4.83 years
Weighted-average discount rate – finance leases	10.18%	8.23%

The Company’s future lease payments under operating leases as of September 30, 2025 are as follows:

Fiscal Year	Amount
Remainder of 2025	$4,804
2026	18,346
2027	14,728
2028	8,335
2029	5,835
Thereafter	40,780
Total undiscounted cash flows	92,828
Less: Imputed interest	(29,083)
Present value of lease liabilities	$63,745

The Company’s future lease payments under finance leases as of September 30, 2025 are as follows:

Fiscal Year	Amount
Remainder of 2025	$1,197
2026	8,981
2027	7,698
2028	6,670
2029	5,776
Thereafter	1,932
Total undiscounted cash flows	32,254
Less: Imputed interest	(6,054)
Present value of lease liabilities	$26,200

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

In connection with the securities purchase agreement, on March 4, 2024, the Company issued to EnTrust Emerald (Cayman) LP the Series A Penny Warrants. The Series A Penny Warrants grant the holder the right to purchase shares of Class A Common Stock in an aggregate amount equal to one and one-half (1.5%) percent of the outstanding Class A Common Stock on a fully diluted basis (the “Share Count Cap”), calculated in accordance with the terms of the warrant agreement, at an exercise price of $0.01 per share. The Series A Penny Warrants are exercisable beginning on the second anniversary of the Effective Date (as defined in the warrant agreement that governs the Series A Penny Warrants) as to 50% of the Share Count Cap and, beginning on the third anniversary, as to 100% of the Share Count Cap, in each case, in accordance with the terms of the Series A Penny Warrants. The Series A Penny Warrants expire on the fifth anniversary of the Effective Date and may not be exercised for a number of shares of Class A Common Stock having an aggregate value in excess of $11,250, calculated in accordance with the terms of the Series A Penny Warrants.

The Series A Penny Warrants are classified as derivative liabilities because they do not meet the criteria in ASC 815-40 to be considered indexed to the entity’s own stock as the warrants could be settled for an amount that is not equal to the difference between the fair value of a fixed number of the entity’s shares and a fixed monetary amount. The Series A Penny Warrants are measured at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded in the condensed consolidated statements of operations and comprehensive loss (unaudited) as a gain or loss. (see Note 5 "Fair Value Measurements" for additional information regarding fair value).

On March 4, 2024, the Company recorded a warrant liability of $3,746 based on the fair value of the Series A Penny Warrants issued as of the closing date of the Series A Preferred Issuance (see Note 24 "Stockholders’ Equity / Members' Deficit and Noncontrolling Interests" for additional information regarding the Series A Preferred issuance).

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

On January 3, 2024, 925,000 Public Warrants were exchanged for 203,500 shares of flyExclusive Class A Common Stock. On February 27, 2024, 336,124 Public Warrants were exchanged, for 73,947 shares of flyExclusive Class A Common Stock.

During the three and nine months ended September 30, 2025, holders of Public Warrants did not exercise any warrants on a cashless basis. During the three and nine months ended September 30, 2024, holders of Public Warrants exercised 0 and 3,283,941 warrants, respectively, on a cashless basis, in accordance with the terms of the Public Warrants, resulting in an issuance of 967,045 shares of flyExclusive Class A Common Stock for the nine months ended September 30, 2024. As of September 30, 2025, there were 4,333,333 Private Placement Warrants and 2,519,869 Public Warrants outstanding in addition to the Penny Warrants.

For the three and nine months ended September 30, 2025, the Company remeasured the fair value of the Warrants and recorded a loss on the change in the fair value of $2,812 and $2,031, respectively. For the three and nine months ended September 30, 2024, the Company remeasured the fair value of the Warrants and recorded a gain on the change in the fair value of $1,500 and loss on the change in fair value of $2,179, respectively.

The gain or loss was recorded to Other income (expense), on the condensed consolidated statements of operations and comprehensive loss (unaudited) for the three and nine months ended September 30, 2025 and three and nine months ended September 30, 2024. As of September 30, 2025, and December 31, 2024, the condensed consolidated balance sheets (unaudited) and consolidated balance sheets contained warrant liabilities of $5,045 and $3,014, respectively.

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

Investment selections consist of mutual funds. The Company’s contributions to the 401k Plan amounted to $444 and $1,349 for the three and nine months ended September 30, 2025, respectively, and $369 and $1,208 for the three and nine months ended September 30, 2024.

Health and Welfare Benefits

The Company provides health and welfare benefits to its employees, including health, life, dental, and disability insurance, among others.

20.
Stock-based Compensation

2023 Equity Incentive Plan

The aggregate number of shares of Class A Common Stock initially reserved for future issuance under the 2023 Equity Incentive Plan was 6,000,000 shares. In September 2025, the Board of Directors of the Company approved an amendment to increase the authorized number of shares to 15,000,000. The increase will be submitted to the Company’s stockholders for formal approval at the 2025 annual meeting, although approval is certain given that our largest stockholder, Thomas James Segrave, Jr., has indicated he will vote in favor. The number of shares available for issuance under the 2023 Equity Incentive Plan will be proportionately adjusted for (i) any increase or decrease in the number of issued and outstanding shares resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the shares, or similar transaction affecting the shares, (ii) any other increase or decrease in the number of issued and outstanding shares effected without receipt of consideration by the Company, or (iii) any other transaction with respect to

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

the Company’s Class A Common Stock including a corporate merger, consolidation, acquisition of property or stock, separation (including a spin-off or other distribution of stock or property), reorganization, liquidation (whether partial or complete), or any similar transaction; provided, however that conversion of any convertible securities of the Company will not be deemed to have been effected without receipt of consideration. The 2023 Equity Incentive Plan will continue in effect for a period of 10 years from the Incentive Plan Effective Date unless sooner terminated. No awards were granted under the 2023 Equity Incentive Plan during the three and nine months ended September 30, 2024 and September 30, 2025. As of September 30, 2025, 10,200,000 shares of the Company's Class A Common Stock were available for future issuance under the 2023 Equity Incentive Plan. The unrecognized compensation expense associated with the outstanding stock options at September 30, 2025 was $7,107. The following table provides additional information about the shares outstanding under the 2023 Equity Incentive Plan:

	September 30, 2025
	Number of Shares	Average Exercise Price	Average Remaining Contractual Period in Years	Aggregate Intrinsic Value
Balance at December 31, 2024	4,800,000	$2.78
Granted	—	—
Exercised	—	—
Forfeited and expired	—	—
Balance at September 30, 2025	4,800,000	$2.78	9.00	$10,368

Employee Stock Purchase Plan

In connection with the Merger, the Board approved the flyExclusive, Inc. Employee Stock Purchase Plan (the “ESPP”), on November 10, 2023 (the "ESPP Effective Date"), at which time the ESPP became effective, subject to stockholder approval. The ESPP was subsequently approved by the stockholders on December 18, 2023. The ESPP provides eligible employees with a means of acquiring an equity interest in the Company through payroll deductions. The aggregate number of shares of Class A Common Stock initially reserved for future employee purchases under the ESPP was 1,500,000 shares. In September 2025, the Board of Directors of the Company approved an amendment to increase the authorized number of shares to 2,500,000. The increase will be submitted to the Company’s stockholders for formal approval at the 2025 annual meeting, although approval is certain given that our largest stockholder, Thomas James Segrave, Jr., has indicated he will vote in favor. The ESPP will expire on October 31, 2033, unless sooner terminated by the Board, or when all available shares have been purchased. As of September 30, 2025, no shares had been purchased by employees under the ESPP.

21.
Income Taxes

The Company is subject to U.S. federal, state, and local income taxes with respect to its allocable share of any taxable income or loss as well as any standalone income or loss that flyExclusive, Inc. generates.

LGM was historically and remains a partnership for U.S. Federal income tax purposes, with each partner being separately taxed on its share of taxable income or loss.

The Company’s effective tax rate was 0% for the three and nine months ended September 30, 2025. The effective income tax rate differed significantly from the statutory rate of 21%, primarily due to the losses from LGM.

The Company has assessed the realizability of its net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company had recorded a full valuation allowance against its deferred tax assets as of September 30, 2025, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions in which it operates. Therefore, the Company is subject to tax examination by various taxing authorities. The Company is not currently under examination, and is not aware of any issues that could result in significant payments, accruals, or material deviation from its tax positions. To the

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities to the extent utilized in a future period. As of September 30, 2025, the tax years from 2021 to present generally remain open to examination by relevant taxing jurisdictions to which the Company is subject.

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

During the three and nine months ended September 30, 2025, the Company purchased a total of $385 and $1,091, respectively, in fuel from subsidiaries of LGMV, respectively. This represented approximately 2% of the Company’s total fuel purchases during both the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, the Company purchased a total of $327 and $1,220, respectively, in fuel from subsidiaries of LGMV, respectively. This represented approximately 2% of the Company’s total fuel purchases during both the three and nine months ended September 30, 2024.

Leases from Related Parties

Kinston Jet Center, LLC, Kinston Jet House, LLC, JS Longitude, and LGM Auto, LLC are subsidiaries of LGMV and lessors of real property and equipment (such as trucks, trailers, and vans). During the three and nine months ended September 30, 2025, the Company incurred rent expense to subsidiaries of LGMV totaling $1,043 and $3,110, respectively and during the three and nine months ended September 30, 2024 incurred rent expense of $815 and $2,877, respectively. See Note 17 "Leases" for further details.

Due to Related Parties

Outstanding accounts payable to related parties for fuel and lease purchases from LGMV as of September 30, 2025 and December 31, 2024 were $505 and $22, respectively.

Sales to Related Parties

The Company allows owners of subsidiaries and lessor SAEs without Equity (“Lessor VIEs”) to charter flights at a reduced rate. During the three and nine months ended September 30, 2025, the Company recorded $3,839 and $11,133 in charter flight revenue from owners of subsidiaries and Lessor VIEs, respectively. During the three and nine months ended September 30, 2024, the Company recorded $4,446 and $14,137 in charter flight revenue from owners of subsidiaries and Lessor VIEs, respectively.

During the three and nine months ended September 30, 2025, the Company recorded $48 and $158, respectively, in charter flight revenue from related parties not considered owners of subsidiaries or Lessor VIEs, respectively. During both the three and nine months ended September 30, 2024, the Company recorded $40 in charter flight revenue from related parties not considered owners of subsidiaries or Lessor VIEs, respectively.

Receivables from Related Parties

Short term accounts receivable from related parties consist of customer flight activity charges and totaled $1,260 and $2,645 as of September 30, 2025 and December 31, 2024, respectively. Related party receivables from LGMV are $371 as of September 30, 2025 and $220 as of December 31, 2024.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Notes Receivable

In the normal course of its business, the Company finances up front third-party buyers of their SAEs and holds notes receivable from these buyers. Notes receivable consisted of $3,700 of a related party's purchases of 99% ownership of a consolidated subsidiary as of both September 30, 2025 and December 31, 2024.

Long-term Notes Payable - Related Parties, Non-current Portion

In December 2023, the Company issued to EGA Sponsor $15,871 in principal amount of senior secured notes due December 2024. The notes were issued with a stated rate of 14% with interest payable monthly in arrears. The notes initially had a maturity date of December 1, 2024, that has been extended to January 1, 2027. Unamortized debt issuance costs related to the senior secured notes was $197 and $0 as of September 30, 2025 and December 31, 2024, respectively. Total interest expense related to the senior secured note was $688 and $2,146 for the three and nine months ended September 30, 2025, respectively. Total interest expense was $809 and $2,372 for the three and nine months ended September 30, 2024, respectively.

Long-term Notes Payable - Related party, Current Portion

On December 27, 2023, the Company entered into an additional promissory note with the EGA Sponsor with a principal amount of $3,947. The promissory note bears an annual interest rate of 8% with a maturity date of December 31, 2024. Total accrued interest related to the EGA Sponsor note was $0 and $211 as of September 30, 2025 and December 31, 2024, respectively.

Total interest expense related to the EGA Sponsor note was $0 and $70 for the three and nine months ended September 30, 2025, respectively, and $79 and $237 for the three and nine months ended September 30, 2024, respectively.

On March 21, 2025, the EGA Sponsor Note was cancelled. For further information, see Note 24 "Stockholders' Equity / Members' Deficit and Noncontrolling Interests" for additional disclosures. The current amounts outstanding under the EGA Sponsor Note and the Senior Secured Note was $25,723 and $6,677 as of September 30, 2025 and December 31, 2024, respectively.

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

The obligations of the Borrower under the Note are guaranteed by the Parent Guarantors and by the Personal Guarantor. As of September 30, 2025, the Company had drawn $28,743 under the Note, with $25,723 of those draws outstanding as of the current period-end. As of September 30, 2025 and December 31, 2024 unamortized debt issuance cost related to the Senior Secured Note was $181 and $518, respectively.

Total interest expense related to the Senior Secured Note was $1,070 and $3,174 for the three and nine months ended September 30, 2025, respectively, and $962 and $2,450 for the three and nine months ended September 30, 2024, respectively.

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

As of September 30, 2025, it is not probable that an Early Termination Event will occur. In a scenario where an Early Termination Event occurred, the maximum amount payable to existing Equityholders would be approximately $7 million. This estimate is based on a blended federal and state tax rate of 24.5% and financial information as of December 31, 2024. If an Early Termination Effect becomes probable, the Company would accrue a liability along with a charge to income in accordance with the guidance outlined in ASC Topic 450-20-25-2.

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The following is a schedule by years of future repurchase contingencies under the leases as of September 30, 2025:

Fiscal Year	Amount
Remainder of 2025	$—
2026	20,925
2027	22,875
2028	4,875
2029	5,408
Thereafter	1,600
$55,683

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

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock at a par value of $0.0001 per share. As of September 30, 2025 there were 54,737 shares of preferred stock issued and outstanding, consisting of 25,000 shares of Series A preferred and 29,737 shares of Series B preferred. The Series A Certificate of Designation and the Series B Certificate of Designation, as amended, authorize 25,000 shares and 29,737 shares to be issued, respectively.

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

Each share of Series A Preferred Stock shall accrue dividends on a daily basis in arrears beginning on the date of issuance of the Series A Preferred Stock at the applicable dividend rate then in effect (the “Dividend Rate”). From and after the issuance date until the first-year anniversary of the issuance date, the Dividend Rate for the Series A Preferred Stock is 10.00% per annum. From and after the first-year anniversary of the issuance date until the second-year anniversary of the issuance date, the Dividend Rate for the Series A Preferred Stock is 12.00% per annum. From the second-year anniversary of the issuance date until the third-year anniversary of the issuance date, the Dividend Rate is 14.00% per annum. After the third-year anniversary of the issuance date, the Dividend Rate is 16.00% per annum.

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

We have recorded both an accretion of dividends payable of $2,187 on Series A Preferred Stock for the nine months ended September 30, 2025, which equates to $87.48 per share, as well as amortization of discount of $289 and $908 for the three and nine months ended September 30, 2025, respectively. These amounts are recorded as an accretion to temporary equity and a reduction in the accumulated deficit within the condensed consolidated statements of shareholders' equity (deficit) / members' equity (deficit) and temporary equity (unaudited).

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

On March 21, 2025, the Company and EGA Sponsor entered into a Securities Purchase Agreement whereby they cancelled the EGA Sponsor Note in exchange for 4,227 shares of the Company's Series B Preferred Stock and warrants to purchase up to 1,268,100 shares of the Company's Class A Common Stock. The number of shares of Series B Preferred Stock was determined by dividing the

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

principal and accrued interest outstanding under the December 2023 Promissory Note by $1,000. There was approximately $4,227 in principal and accrued interest outstanding under the EGA Sponsor Note, which resulted in the issuance of 4,227 shares of Series B Preferred Stock. The warrants have an exercise price of $0.01 per share and are exercisable until the fifth anniversary of their issuance. The cancellation of the EGA Sponsor Note resulted in a loss on extinguishment of debt of $0 and $4,161 for the three and nine months ended September 30, 2025, respectively.

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

Class A Common Stock

The Company is authorized to issue 200,000,000 shares of Class A Common Stock at a par value of $0.0001 per share. As of September 30, 2025, there were 20,199,586 shares of Class A Common Stock issued and outstanding.

Class B Common Stock

The Company is authorized to issue 100,000,000 shares of Class B Common Stock at a par value of $0.0001 per share. As of September 30, 2025, there were 59,930,000 shares of Class B Common Stock issued and outstanding. The holders of the Class B Common Stock hold an equal number of LGM Common Units. Beginning on the first anniversary of the Closing Date, the LGM Common Units may be redeemed for either one share of Class A Common Stock or cash, at the election of the Board. For each LGM Common Unit that is redeemed, one Class B Common Stock share will be automatically cancelled.

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

The redeemable noncontrolling interest was not redeemable until the one year anniversary date of the Closing Date, or December 27, 2024; however, as of its establishment on the Closing Date, the Company determined that the likelihood of it becoming redeemable was "probable" because the future redemption only depended on the passage of time. Therefore, the subsequent measurement of the redeemable noncontrolling interest at each reporting date is determined as the higher of (1) the initial carrying value, increased or decreased for the redeemable noncontrolling interest's share of net income or loss, or (2) the redemption value. If the exchange of Class B Common Stock were to be settled in cash, the redemption value would be based on the volume-weighted average price (VWAP) of the Company's Class A Common Stock over the ten most recent trading days preceding the redemption date. In determining the measurement method of redemption value in periods in which the noncontrolling interest is not currently redeemable, the Company elected to accrete changes in the redemption value over the period from the date of issuance (the Closing Date) to the earliest redemption date (December 27, 2024) of the instrument using the interest method. Changes in the redemption value are considered to be changes in accounting estimates

As of September 30, 2025 and December 31, 2024, the Company held a 25% and 23% common interest, respectively, in LGM Common Units. The Company is considered the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 25% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership.

The net loss attributable to the redeemable noncontrolling interest for the three and nine months ended September 30, 2025 was $15,766 and $45,387 and the net loss attributable to the redeemable noncontrolling interest for the three and nine months ended September 30, 2024 was $18,515 and $60,715, respectively.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The change in the carrying value of the redeemable noncontrolling interest for the nine months ended September 30, 2025 was as follows:

Balance as of December 31, 2024	$159,514
Net loss attributable to redeemable noncontrolling interest	(45,387)
Change in redemption value of redeemable noncontrolling interest	191,935
Balance as of September 30, 2025	$306,062

Common Stock Voting Rights

The holders of Class A Common Stock and Class B Common Stock vote together as a single class on all matters submitted to the stockholders for their vote or approval except as required by law or as provided in the Charter.

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

Treasury Stock

On December 26, 2023, the underwriter of our initial public offering (the “IPO”) purchased 75,000 shares of EGA Class A common stock on behalf of the Company. The shares were purchased by the underwriter from a public stockholder that elected to reverse its redemption of 75,000 shares of EGA Class A common stock. The shares were purchased for a total purchase price of $818 ($10.90 per share) and the underwriter received reimbursement of $800 from EGA’s Trust Account on December 27, 2023, as well as reimbursement for the remaining $18 from the Company on January 2, 2024. Simultaneously with the closing of the Merger, the 75,000 shares of EGA Class A common stock were automatically exchanged for shares of Class A Common Stock and 73,600 shares (out of the above-mentioned 75,000 shares) were granted to employees of the Company as compensation for services provided (the grant date for the 73,600 shares was determined to be December 27, 2023). The shares of flyExclusive Class A Common Stock were fully vested upon grant. As of December 31, 2023, all 75,000 shares were still legally considered to be owned by the underwriter. On January 2, 2024, the 75,000 shares were transferred from the underwriter to the Company, at which time the Company became the owner of record. On January 9, 2024, 73,600 shares were transferred from flyExclusive, Inc.’s ownership to the employee grantees and these 73,600 shares all had flyExclusive employees listed as the owners of record. The 1,400 shares of Class A Common Stock not issued to employees were still held by the Company and classified as treasury stock as of September 30, 2025.

Events Related to the Amended Underwriting Agreement

On May 10, 2024, the Company filed a registration statement on amended Form S-1, subsequently amended, that was declared effective on September 20, 2024, to register (a) the issuance of up to an aggregate of 2,521,569 shares of Class A Common Stock issuable upon the exercise of our Public Warrants and (b) the resale from time to time of (i) up to an aggregate of 15,545,274 outstanding shares of Class A Common Stock, (ii) 4,333,333 Private Placement Warrants, (iii) up to an aggregate of 4,333,333 shares of Class A Common

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Stock issuable upon the exercise of the Private Placement Warrants, and (iv) up to an aggregate of 59,930,000 shares of Class A Common Stock issuable upon the redemption of LGM Common Units. The registration statement was refiled on a Form S-3 that was declared effective on September 23, 2025.

Noncontrolling Interest

The Company held a controlling interest in several entities that are not wholly-owned as described above (see Note 6, "Variable Interest Entities") and net income or net loss of such entities is allocated on a straight percentage basis based on the given terms of each entity’s operating agreement (see percentage below). Net income (loss) attributable to noncontrolling interests for the three and nine months ended September 30, 2025 and 2024 was $(1,044) and $(386) and $653 and $(6,997), respectively.

As of September 30, 2025, the noncontrolling interests in the Company’s consolidated entities consist of the following:

Entities - Major Owner	Noncontrolling Interest	Company Ownership	Total
Entities 1-3	99%	1%	100%
Entity 4	95%	5%	100%
Entity 5	92%	8%	100%
Entity 6	77%	23%	100%
Entity 7	75%	25%	100%
Entity 8	70%	30%	100%
Entity 9	68%	32%	100%
Entity 10	67%	33%	100%
Entity 11	57%	43%	100%

On March 26, 2024, the Company entered into an agreement with the noncontrolling interests of certain controlled and consolidated aircraft leasing entities to exchange ownership interests involving seven aircraft and their related entities. The purpose of the transactions was to give the Company 100% ownership of certain aircraft. These transfers are accounted for as equity transactions and no gain or loss was recognized during the three and nine months ended September 30, 2025. These transfers are included within Acquisitions of noncontrolling interests on the condensed consolidated statements of shareholders' equity (deficit) / members' equity (deficit) and temporary equity (unaudited). The carrying amounts of the assets and liabilities of the consolidated aircraft leasing entities are not changed. The carrying amounts of the noncontrolling interests are adjusted to reflect the change in the ownership interests of each consolidated aircraft leasing entity.

As of December 31, 2024, the noncontrolling interests in the Company’s consolidated entities were comprised of the following:

Entities - Major Owner	Noncontrolling Interest	Company Ownership	Total
Entities 1-3	99%	1%	100%
Entity 4	95%	5%	100%
Entity 5	92%	8%	100%
Entity 6	78%	22%	100%
Entity 7	75%	25%	100%
Entity 8	70%	30%	100%
Entity 9	68%	32%	100%
Entity 10	67%	33%	100%
Entity 11	52%	48%	100%

25.
Subsequent Events

On October 1, 2025, the Company and Volato entered into an amendment to the Aircraft Management Services Agreement, dated September 2, 2024 (as amended) between the Company and Volato Group, Inc. (the “Amendment”). Pursuant to the Amendment, Volato granted the Company the right to purchase from Volato certain aviation-related assets and assume certain obligations related to aviation-related assets (the “flyExclusive Option”), and the Company granted Volato the right to sell to the Company certain aviation-related assets and assign certain obligations of Volato (the “Volato Option,” and collectively with the

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

flyExclusive Option, the “Asset Options”). The Volato Option is exercisable by Volato beginning on the effective date of the Amendment and ends on the earlier of (i) the end of the Term (defined below), (ii) the day immediately prior to the beginning of the exercise period of the flyExclusive Option, and (iii) the completion of the Merger Option. The flyExclusive Option is exercisable by the Company beginning six months following the completion of any change of control of Volato and will expire simultaneously with the end of the Term (as defined below). The Volato Merger (as defined below), if consummated, would constitute a change of control under the Amendment, triggering the beginning of the exercise date of the flyExclusive Option as March 31, 2026. In addition, the term of the Volato Agreement (the “Term”) was extended to the sooner of (i) September 1, 2026, (ii) the consummation of the asset purchase agreement applicable to the Asset Options, subject to an exercise of either of the Asset Options or (iii) the consummation of the merger (or any substantially similar transaction) of Volato and M2i Global, Inc. (the “Volato Merger”) pursuant to an Agreement and Plan of Merger among them, dated as of July 28, 2025, subject to the exercise of the Merger Option. In consideration for the Amendment, including the transfer of assets envisioned by the flyExclusive Option and the settlement of certain outstanding accounts between Volato and the Company, and the grant by Volato to the Company of certain additional rights, the Company will pay Volato $4.1 million, $2.1 million of which was payable on the date of the Amendment. The Company may pay, in its discretion, some or all of the consideration in cash or shares of its Class A common stock. The Company elected to pay all of the $2.1 million in shares of its Class A common stock and issued an aggregate of 432,099 shares to Volato in October 2025.

As previously reported, on February 13, 2025, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) by and among the Company, FlyX Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of flyExclusive (“Merger Sub”), Jet.AI Inc., a Delaware corporation (“Jet.AI”) and Jet.AI SpinCo, Inc., a Delaware corporation, and a wholly owned subsidiary of Jet.AI (“SpinCo”), pursuant to which (i) as a condition to closing the transaction, Jet.AI will distribute all of the shares of SpinCo, on a pro rata basis, to the stockholders of Jet.AI (the “Distribution”) and (ii) the Merger Sub will merge with and into SpinCo (the “Merger”) with SpinCo surviving the Merger as a wholly owned subsidiary of the Company. The parties to the Merger Agreement entered into an Amended and Restated Agreement and Plan of Merger and Reorganization (the “A&R Merger Agreement”) on May 6, 2025 and executed Amendment No. 1 to the A&R Merger Agreement on July 30, 2025.

On October 10, 2025, the parties to the A&R Merger Agreement, as amended, executed Amendment No. 2 to the A&R Merger Agreement, as amended, to extend the Outside Date (as defined in the A&R Merger Agreement) from October 31, 2025 to December 31, 2025 (“Amendment No. 2”). Amendment No. 2 was executed in part as a result of the ongoing federal government shutdown, which if prolonged could result in the necessity for a subsequent extension of the Outside Date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included elsewhere in this Report. Management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” "anticipate,” "estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify these forward-looking statements. These forward-looking statements are subject to risks and uncertainties including those under "Cautionary Note Regarding Forward-Looking Statements" and Item 1A "Risk Factors" elsewhere in this Report and “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the filing date of this Report.

Overview of Our Business

flyExclusive is a premier owner and operator of curated private aviation experiences dedicated to surpassing passenger expectations for quality, convenience, and safety. Our mission is to be the world’s most vertically integrated private aviation company through capital-efficient program growth, an industry-leading pricing model, optimal dispatch availability, in-house training, and a controlled premium customer experience on modernized aircraft. As of September 30, 2025, we had approximately 90 aircraft in our owned and leased fleet that includes light, midsize, super-midsize, and large jets. As one of the nation’s largest Citation operators, flyExclusive has curated a versatile fleet of Citation CJ3 / CJ3+, Citation Excel / XLS / XLS+, Citation Encore+, Citation Sovereign, Citation X, and Challenger 300 / 350 aircraft. We have a long track record of success and growth across a full range of industry services. Our core competitive advantage is the purpose-built, in-house control of decisions and processes needed to operate a successful private aviation company through a range of market environments.

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

On October 1, 2025, the Company and Volato entered into the Amendment to the Volato Agreement. Pursuant to the Amendment, Volato granted the Company the right to purchase from Volato certain aviation-related assets and assume certain obligations related to aviation-related assets (the “flyExclusive Option”), and the Company granted Volato the right to sell to the Company certain aviation-related assets and assign certain obligations of Volato (the “Volato Option,” and collectively with the flyExclusive Option, the “Asset Options”). The Volato Option is exercisable by Volato beginning on the effective date of the Amendment and ends on the earlier of (i) the end of the Term (defined below), (ii) the day immediately prior to the beginning of the exercise period of the flyExclusive Option, and (iii) the completion of the Merger Option. The flyExclusive Option is exercisable by the Company beginning six months following the completion of any change of control of Volato and will expire simultaneously with the end of the Term (as defined below). The Volato Merger (as defined below), if consummated, would constitute a change of control under the Amendment, triggering the beginning of the exercise date of the flyExclusive Option as March 31, 2026. In addition, the term of the Volato Agreement (the “Term”) was extended to the sooner of (i) September 1, 2026, (ii) the consummation of the asset purchase agreement applicable to the Asset Options, subject to an exercise of either of the Asset Options or (iii) the consummation of the merger (or any substantially similar transaction) of Volato and M2i Global, Inc. (the “Volato Merger”) pursuant to an Agreement and Plan of Merger among them, dated as of July 28, 2025, subject to the exercise of the Merger Option. In consideration for the Amendment, including the transfer of assets envisioned by the flyExclusive Option and the settlement of certain outstanding accounts between Volato and the Company, and the grant by Volato to the Company of certain additional rights, the Company will pay Volato $4.1 million, $2.1 million of which was payable on the date of the Amendment. The Company may pay, in its discretion, some or all of the consideration in cash or shares of its Class A common stock. The Company elected to pay all of the $2.1 million in shares of its Class A common stock and issued an aggregate of 432,099 shares to Volato in October 2025.

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

Wheels Up (“WUP”) Termination

On June 30, 2023, we served WUP a Notice of Termination of the parties’ Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021 (the “GRP Agreement”). As a result of the termination, the GRP program did not generate revenue following the date of the GRP Agreement’s termination, which had a material impact on the financial statements for the year ended December 31, 2023. For some time prior to the termination of the GRP Agreement we were planning, for the strategic reasons of avoiding excessive reliance on a single customer and shifting towards focusing on wholesale and contractual retail customers, to scale down business with WUP, and we had already reflected scaled down revenue accordingly in our publicly disclosed projections. However, the termination of the GRP Agreement will have have a material impact on the financial statements beyond 2023 until we are able to successfully effectuate this planned strategic shift and replace the revenue lost from the termination of the GRP Agreement. Additionally, as of June 27, 2023, WUP accounted for $15.7 million in receivables, which was a significant majority of total receivables at that time. When the GRP Agreement with WUP was terminated on June 30, 2023 the receivable balances were eliminated, as allowable under relevant accounting standards, by being applied against existing deposits held under the GRP Agreement. The GRP Agreement provided for an orderly draw down period of the designated aircraft at a maximum of two aircraft per month. The Company submitted a bill for monies due under the GRP Agreement during the draw down period through July 31, 2024. Billed but unrecorded amounts through September 30, 2025 totaled $59.0 million.

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

Fleet Modernization

During the fourth quarter of 2023, we began the process of modernizing our fleet. Our plan is to sell a portion of our fleet that is older and replace those aircraft with newer models, which will grant our customers access to newer aircraft. In connection with this effort, through the nine months ended September 30, 2025, we recorded a portion of the fleet as being held for sale. We expect the fleet modernization to continue through fiscal 2025 and do not anticipate a material decline to revenue as we will replace sold models with the newer aircraft which offer increased availability and operating efficiency.

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

As of September 30, 2025, we had applied for $9.5 million and received $9.0 million of ERC. Our legal counsel has issued a legal opinion that we, more likely than not, qualified for the ERC. However, it remains uncertain whether we meet the qualifications required to receive the ERC. Therefore, the balance was included in accrued expenses and other current liabilities in the consolidated balance sheets should we be required to potentially repay the ERC.

Non-GAAP Financial Measures

In addition to our results of operations below, we report certain key financial measures that are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America ("U.S. GAAP").

These non-GAAP financial measures are an addition, and not a substitute for or superior to, measures of financial performance prepared in accordance with U.S. GAAP and should not be considered as an alternative to any performance measures derived in accordance with U.S. GAAP. We believe that these non-GAAP financial measures of financial results provide useful supplemental information about us to investors. However, there are a number of limitations related to the use of these non-GAAP financial measures and their nearest U.S. GAAP equivalents, including that they exclude significant expenses that are required by U.S. GAAP to be recorded in our financial measures. In addition, other companies may calculate non-GAAP financial measures differently or may use other measures to calculate their financial performance, and therefore, our non-GAAP financial measures might not be directly comparable to similarly titled measures of other companies.

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

We include Adjusted EBITDA as a supplemental measure for assessing operating performance in conjunction with related U.S. GAAP amounts and for the following:

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

The following table reconciles Adjusted EBITDA and Adjusted EBITDAR to net loss, the most directly comparable U.S. GAAP measure (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net loss	$(60,198)	$(84,980)
Add (deduct):
Interest income	(1,095)	(3,419)
Interest expense	14,869	15,940
Income tax expense/benefit	—	—
Depreciation and amortization	18,526	19,283
Litigation costs (1)	339	—
Acquisition costs (2)	1,377	—
Equity-based compensation	3,140	—
Non-cash loss on assets held for sale (3)	3,327	1,231
Realized losses due to fleet modernization (4)	(217)	1,312
Loss on extinguishment of debt	4,161	—
Change in fair value of warrant liabilities	2,031	2,179
SOX control remediation	195	—
Adjusted EBITDA	(13,545)	(48,454)
Aircraft lease costs	15,024	14,791
Adjusted EBITDAR	$1,479	$(33,663)

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

The following table summarizes our key operating metrics:

	As of
	September 30,
	2025	2024
Ending aircraft on certificate	90	88
Aircraft operated under the Volato Agreement	—	25
Total aircraft operated	90	113

	Nine Months Ended September 30,
	2025	2024
Members contributing to revenues*	1,168	1,005
Active members	1,088	854
Average aircraft on certificate	95	104
Aircraft contributing to revenues	87	112
Total flight hours	54,236	48,862
Total hours per aircraft	570.1	469.8
Members per aircraft*	13.4	9.0

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

Members per aircraft

We define members per aircraft as members contributing to revenues divided by aircraft contributing to revenues. We use members per aircraft to control the customer experience through the management of our customer to aircraft ratio. For the nine months ended September 30, 2025, 96.7% of our customers were fulfilled on our fleet without the potential high-cost of reliance of third parties to meet demand. An optimal customer to aircraft ratio allows us to gain a competitive advantage by having sufficient aircraft available to meet member demand and be flexible to backfill unused aircraft for wholesale use.

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

(Loss) gain on lease termination

This consists of (losses) gains that arise from the difference between the carrying amount of right-of-use assets and lease liability recorded on the consolidated balance sheets.

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

Results of Operations

Results of Our Operations for the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

The following table sets forth our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Nine Months Ended September 30,		Change in
	2025	2024	$	%
Revenue	$271,589	$235,908	$35,681	15.1%
Costs and expenses
Cost of revenue	233,967	215,227	18,740	8.7%
Selling, general and administrative	60,804	66,674	(5,870)	(8.8)%
Depreciation and amortization	18,526	19,283	(757)	(3.9)%
(Gain) loss on aircraft sales and aircraft held for sale	(3,313)	4,897	(8,210)	(167.7)%
Total costs and expenses	309,984	306,081	3,903	1.3%
Loss from operations	(38,395)	(70,173)	31,778	(45.3)%
Other income (expense)
Interest income	1,095	3,419	(2,324)	(68.0)%
Interest expense	(14,869)	(15,940)	1,071	(6.7)%
(Loss) gain on lease termination	(2,137)	163	(2,300)	(1411.0)%
Change in fair value of warrant liabilities	(2,031)	(2,179)	148	(6.8)%
Loss on extinguishment of debt	(4,161)	—	(4,161)	100.0%
Other income (expense)	300	(270)	570	(211.1)%
Total other income (expense), net	(21,803)	(14,807)	(6,996)	47.2%
Loss before income taxes	(60,198)	(84,980)	24,782	(29.2)%
Income tax benefit	—	—	—	—
Net loss	(60,198)	(84,980)	24,782	(29.2)%
Less: Net loss attributable to redeemable noncontrolling interests	(45,387)	(60,715)	15,328	(25.2)%
Less: Net loss attributable to noncontrolling interests	(386)	(6,997)	6,611	(94.5)%
Net loss attributable to flyExclusive, Inc.	$(14,425)	$(17,268)	$2,843	(16.5)%

Revenue

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
Jet club and charter	$236,781	$216,503	$20,278	9.4%
Fractional ownership	25,340	13,599	11,741	86.3%
Maintenance, repair, and overhaul	7,721	5,255	2,466	46.9%
Aircraft management services	1,747	551	1,196	217.1%
Total revenue	$271,589	$235,908	$35,681	15.1%

Jet club and charter revenue increased by $20.3 million, or 9.4%, to $236.8 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Jet club and charter flight hours increased by 7.5% and effective hourly rates increased by 1.7% during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Fractional ownership revenue increased by $11.7 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 primarily due to fractional membership growth.

Maintenance, repair, and overhaul revenue increased by $2.5 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 primarily due to an increase in external services for outside customers.

Aircraft management services revenue increased by $1.2 million for the nine months ended September 30, 2025 as a result of the Company providing certain aircraft management services for third-party aircraft owners under the Volato Agreement, which was entered into in September 2024.

We expect our revenue to increase over time as a result of adding aircraft to our fleet and forecasted membership growth.

Costs and expense

Cost of revenue

Cost of revenue increased by $18.7 million, or 8.7%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to:

-
An increase of $6.5 million in overhaul program expense;
-
An increase of $7.0 million for affiliate lift expense;
-
An increase of $3.4 million for salaries and wage related expense; and
-
An increase of $1.5 million for aircraft management expenses.

While expenses increased, the gross margin improved when compared to revenue for the respective periods, primarily as a result of the realization of benefits associated with the Company's fleet modernization efforts.

Selling, general and administrative

Selling, general and administrative expenses decreased by $5.9 million, or 8.8%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease in selling, general and administrative expenses was primarily attributable to:

-
A decrease of $6.6 million in professional fees, advertising and marketing costs;
-
A decrease of $1.8 million in bad debt expense; and
-
An increase of $2.4 million in personnel and training-related expenses.

These positive trends reflect the Company's efforts to optimize its workforce and control costs, even as revenue grew for the period.

Depreciation and amortization

Depreciation and amortization expenses decreased by $0.8 million, or 3.9%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease was primarily due to a decrease in depreciation expense resulting from a decrease in owned aircraft.

(Gain) loss on aircraft sales and aircraft held for sale

(Gain) loss on aircraft sales and aircraft held for sale changed by $8.2 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, as a result of the favorable environment for selling aircraft for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Other income (expense)

Interest income

Interest income decreased by $2.3 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily as a result of a decrease in interest income from U.S. Treasury bills as well as sales of investment securities during 2025.

(Loss) gain on lease termination

The loss on lease termination increased by $2.3 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 primarily due to increased impairment on leasehold improvments during the current period.

Loss on extinguishment of debt

The loss on extinguishment of debt increased by $4.2 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 as a result of the exchange of the EGA Sponsor Note in exchange for additional shares of Series B Preferred Stock in the first quarter of 2025.

Interest expense

Interest expense decreased by $1.1 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily as a result of decreased debt.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities changed by $0.1 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to changes in the observable inputs such as the trading price of our Class A Common Stock, by which the Public Warrants and Private Placement Warrants are valued.

Results of Our Operations for the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

The following table sets forth our results of operations for the three months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended September 30,		Change in
	2025	2024	$	%
Revenue	$92,132	$76,923	$15,209	19.8%
Costs and expenses
Cost of revenue	79,533	68,238	11,295	16.6%
Selling, general and administrative	19,516	20,001	(485)	(2.4)%
Depreciation and amortization	6,505	6,110	395	6.5%
Loss (gain) on aircraft held for sale	(2,123)	3,480	(5,603)	(161.0)%
Total costs and expenses	103,431	97,829	5,602	5.7%
Loss from operations	(11,299)	(20,906)	9,607	(46.0)%
Other income (expense)
Interest income	156	979	(823)	(84.1)%
Interest expense	(5,052)	(5,619)	567	(10.1)%
(Loss) gain on lease termination	(2,158)	24	(2,182)	(9091.7)%
Change in fair value of warrant liabilities	(2,812)	1,500	(4,312)	(287.5)%
Other income (expense)	87	(114)	201	(176.3)%
Total other income (expense), net	(9,779)	(3,230)	(6,549)	202.8%
Loss before income taxes	(21,078)	(24,136)	3,058	(12.7)%
Income tax benefit	—	—	—	—
Net loss	(21,078)	(24,136)	3,058	(12.7)%
Less: Net loss attributable to redeemable noncontrolling interests	(15,766)	(18,515)	2,749	(14.8)%
Less: Net income (loss) attributable to noncontrolling interests	(1,044)	653	(1,697)	(259.9)%
Net loss attributable to flyExclusive, Inc.	$(4,268)	$(6,274)	$2,006	(32.0)%

Revenue

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
Jet club and charter	$80,330	$69,586	$10,744	15.4%
Fractional ownership	8,285	5,265	3,020	57.4%
Maintenance, repair, and overhaul	3,087	1,521	1,566	103.0%
Aircraft management services	430	551	(121)	(22.0)%
Total revenue	$92,132	$76,923	$15,209	19.8%

Jet club and charter revenue increased by $10.7 million, or 15.4%, to $80,330, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Jet club and charter flight hours increased by 13.1% and effective hourly rates increased by 2.0% during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Fractional ownership revenue increased by $3.0 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 due to fractional membership growth.

Maintenance, repair, and overhaul revenue increased by $1.6 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 due to an increase in external services for outside customers.

Aircraft management services revenue decreased by $0.1 million for the three months ended September 30, 2025 due to the Company providing fewer aircraft management services for third-party aircraft owners under the Volato Agreement which was entered into in September 2024.

We expect our revenue to increase over time as a result of adding aircraft to our fleet and forecasted membership growth.

Costs and expenses

Cost of revenue

Cost of revenue increased by $11.3 million, or 16.6%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to:

-
An increase of $2.7 million in overhaul program expense;
-
An increase of $3.9 million for affiliate lift expense;
-
An increase of $2.1 million for salaries and wage related expense;
-
An increase of $1.3 million in fuel expenses; and
-
An increase of $1.1 million in aircraft management expenses.

While expenses increased, the gross margin improved when compared to revenue for the respective periods, primarily as a result of the realization of benefits associated with the Company's fleet modernization efforts.

Selling, general and administrative

Selling, general and administrative expenses decreased by $0.5 million, or 2.4%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease in selling, general and administrative expenses was primarily attributable to:

-
A decrease of $2.5 million in professional fees, advertising and marketing costs; and
-
An increase of $1.7 million in personnel and training-related expenses.

These positive trends reflect the Company's efforts to optimize its workforce as revenue growth outpaced these expenses for the period.

Depreciation and amortization

Depreciation and amortization expenses increased by $0.4 million or 6.5% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily due to an increase in amortization related to finance leases.

Other income (expense)

Interest income

Interest income decreased by $0.8 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily as a result of a decrease in interest income from U.S. Treasury bills as well as sales of investment securities during 2025.

Interest expense

Interest expense decreased by $0.6 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily as a result of decreased debt at September 30, 2025 compared to September 30, 2024.

(Loss) gain on lease termination

The loss on lease termination increased by $2.2 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to increased impairment on leasehold improvements during the current period.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities changed by $4.3 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to changes in the observable inputs, such as the trading price of our Class A Common Stock, by which the Public Warrants and Private Placement Warrants are valued.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Our principal sources of liquidity have historically consisted of financing activities, including proceeds from equity investments by our chief executive officer, Thomas James Segrave Jr., notes payable, and operating activities, primarily from the increase in deferred revenue associated with prepaid flights. As of September 30, 2025, we had $18.7 million of cash and cash equivalents. In addition, as described below, in January 2024 we entered into a senior secured note to borrow up to $25.8 million and as described below, in March 2024, we issued non-convertible redeemable Series A preferred stock that provided the Company with approximately $25.0 million of capital, and in August 2024, we issued convertible Series B preferred stock that provided the Company with approximately $25.5 million of capital. Our cash equivalents primarily consist of liquid money market funds, and our investments primarily consist of fixed-income securities including municipal issues.

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

Credit Facility (Term Loan)

In August 2018, we entered into a term loan agreement with a maximum borrowing capacity of $12.3 million. We have since entered into amended term loan agreements, which raised the maximum borrowing capacity to $15.3 million. As of September 30, 2025 we had $0 outstanding under the Credit Facility (Term Loan), and we are not exploring renewal of the term loan agreement.

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

Short-Term Expenditures

We currently anticipate that cash required for expenditures for the next 12 months is approximately $144.9 million, which includes accounts payable of $33.3 million, accrued expenses and other current liabilities of $29.8 million, long-term notes payable, current portion of $25.0 million, short-term notes payable of $9.7 million, long-term notes payable - related party, current portion of $25.7 million, non-cancellable lease payments of $21.5 million and excise tax payable of $1.2 million. We plan to refinance contractual principal payments that comprise the short-term debt liability as they become due. As stated above, we have maintained a positive relationship with our debtholders and have not historically had any difficulty refinancing our debt obligations. Based on our historical experience and the fact that we have not suffered any decline in creditworthiness, we expect that our cash on hand and cash earnings will enable us to secure the necessary refinancing to meet our cash requirements for the next 12 months. The accounts payable, accrued expenses, and lease liabilities will be settled using a combination of cash generated by operations, sale of investments, and incremental borrowing activity, if necessary.

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Item 1A, "Risk Factors — Risks Related to Our Business and Industry," as described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(10,310)	$(54,434)
Investing activities	78,463	22,095
Financing activities	(81,145)	39,367
Net increase (decrease) in cash and cash equivalents	$(12,992)	$7,028

Net cash flows from operating activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $10.3 million, resulting from our net loss of $60.2 million, adjusted for $19.7 million of depreciation and amortization, $2.2 million in non-cash interest expense, $16.5 million in non-cash rent expense, $2.1 million loss on lease termination, $4.2 million loss on extinguishment of debt, $2.8 million of stock based compensation, $0.2 realized loss on investment securities, $0.6 million change in the fair value of private placement warrant liability, a $0.4 million change in the fair value of public warrant liability and a $1.1 million change in the fair value of penny warrant liability, partially offset by a $3.9 million increase from net changes in operating assets and liabilities, and a $3.3 million gain on assets held for sale. The $3.9 million inflow from operating assets and liabilities is primarily due to a $0.8 million decrease from accounts receivable, a $1.2 million decrease from other receivables, a $0.4 million decrease in parts and supplies inventory, a $4.2 million decrease from prepaid and other current assets, a $16.3 million decrease from operating lease liabilities, offset by a $1.4 million increase in amounts due from related parties, a $13.0 million increase from accounts payable, a $3.1 million increase from deferred revenue, and a $9.4 million increase in other non-current liabilities.

Net cash used in operating activities for the nine months ended September 30, 2024 was $54.4 million, resulting from our net loss of $85.0 million, adjusted for $19.3 million of depreciation and amortization, $0.8 million in amortization of contract costs, $1.1 million in non-cash interest expense, $15.8 million in non-cash rent expense, a $4.9 million loss on aircraft held for sale, a $2.1 million increase in the provision for credit losses, a $0.4 million change in fair value of a Private Placement Warrant liability, a $4.0 million change in the fair value of the Public Warrant liability, and a $13.5 million decrease from net changes in operating assets and liabilities, partially offset by a $2.1 million change in non-cash interest income and a $2.2 million change in the fair value of Penny Warrant liability. The $13.5 million outflow from operating assets and liabilities is primarily due to a $1.8 million decrease from other receivables, a $0.8 million decrease from parts and supplies inventory, a $16.0 million decrease from operating lease liabilities, a $4.1 million decrease from accounts payable, a $2.9 million decrease from other current liabilities, and a $0.7 million decrease in accounts receivable, partially offset by a $6.3 million increase from deferred revenue, a $6.4 million increase from other non-current liabilities, and a $0.3 million increase from prepaid and other current assets.

Net cash flows from investing activities

Net cash provided by investing activities for the nine months ended September 30, 2025 was $78.5 million, primarily due to proceeds from the sale of property and equipment of $47.0 million, and proceeds from the sale of investments of $80.0 million. Partially offsetting the increase in net cash provided by investing activities were purchases of property and equipment of $14.9 million, purchases of engine overhauls of $17.8 million, and purchases of investments of $15.5 million.

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

Net cash flows from financing activities

Net cash used in financing activities for the nine months ended September 30, 2025 was $81.1 million, resulting primarily from repayment of debt of $84.1 million, net cash distributions to noncontrolling interests of $22.4 million, payment of debt issuance costs of $2.0 million and repayment of finance lease of $3.9 million. Partially offsetting the decrease in net cash used in financing activities was proceeds from the issuance of equity of $5.8 million and proceeds from the issuance of debt of $25.8 million.

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

Critical Accounting Policies and Estimates

There were no significant changes to the Company's critical accounting policies during the nine months ended September 30, 2025 as compared with those disclosed within Part II, Item 7 — “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2024, aside from those included below:

Public Warrants, Private Warrants and Penny Warrants

As of September 30, 2025, the Company has the following warrants issued, (i) the Public Warrants initially included in the EGA units issued in EGA's initial public offering, (ii) the warrants of EGA held by EG Sponsor LLC (the “EGA Sponsor”) that were issued to the EGA Sponsor at the closing of EGA's initial public offering (the "Private Placement Warrants,"), (iii) warrants issued on March 4, 2024 in connection with the Series A Preferred Stock offering as described within Note 24 "Stockholders’ Equity / Members' Deficit and Noncontrolling Interests" (the "Series A Penny Warrants"), and (iv) warrants issued on August 8, 2024, August 14, 2024, and March 21, 2025 in connection with the August 2024 and March 2025 Series B Preferred Stock offerings and the March 2025 note conversion as described within Note 24 "Stockholders' Equity/Members' Deficit and Noncontrolling Interests" (the "Series B Penny Warrants," together with the Series A Penny Warrants, the "Penny Warrants," and together with the Public Warrants, the Private Placement Warrants and the Series A Penny Warrants, the "Warrants").

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

Temporary Equity

The Company accounts for its common and preferred stock subject to possible redemption in accordance with the guidance in ASC 480. Common and preferred stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common and preferred stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Series A Preferred Stock and Series B Preferred Stock (as defined within Note 24 "Stockholders’ Equity / Members' Deficit and Noncontrolling Interests") feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 25,000 shares of Series A Preferred Stock and 54,737 shares of Series B Preferred Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet at September 30, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation, we concluded that, at the end of the period covered by this Report, our disclosure controls and procedures were not effective due to material weaknesses in the Company’s internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Changes in Internal Control Over Financial Reporting

Except for the continuing remediation efforts previously reported in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

We did not make any purchases of our common stock during the three months ended September 30, 2025, which is the third quarter of our fiscal year.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Insider Trading Arrangements - During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION	FILED HEREWITH	FORM	EXHIBIT	FILING DATE

2.1	Amended and Restated Agreement and Plan of Merger and Reorganization, dated May 6, 2025, by and among flyExclusive, Inc., FlyX MergerSub, Jet.AI Inc. and Jet.AI SpinCo, Inc.		8-K	10.1	5/6/2025

2.2	Amendment No. 1 dated July 30, 2025, to Amended and Restated Agreement and Plan of Merger and Reorganization, dated May 6, 2025, by and among flyExclusive, Inc., FlyX MergerSub, Jet.AI Inc. and Jet.AI SpinCo, Inc.		8-K	10.1	7/30/2025

10.1	Amendment to the flyExclusive, Inc. Employee Stock Purchase Plan.		8-K	10.1	9/15/2025

10.2	Amendment to flyExclusive, Inc. 2023 Equity Incentive Plan.		8-K	10.2	9/15/2025

10.3	Waiver Letter, dated July 25, 2025.		8-K	10.1	7/28/2025

10.4	Fourth Amendment to Aircraft Management Services Agreement, effective as of October 1, 2025, by and between flyExclusive, Inc. and Volato Group, Inc.		8-K	10.1	10/7/2025

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Chief Executive Officer and the President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Shareholders' Equity (Deficit) / Members' Equity (Deficit) and Temporary Equity , (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

FLYEXCLUSIVE, INC.

Dated: November 12, 2025	By:	/s/ Thomas James Segrave, Jr.
	Name:	Thomas James Segrave, Jr.
	Title:	Chief Executive Officer and Chairman

Dated: November 12, 2025	By:	/s/ Brad G. Garner
	Name:	Brad G. Garner
	Title:	Chief Financial Officer

Dated: November 12, 2025	By:	/s/ Zachary M. Nichols
	Name:	Zachary M. Nichols
	Title:	Chief Accounting Officer