Form 10-K
period 2025-12-31
FLYEXCLUSIVE INC.
filed 2026-03-05
CIK 1843973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2025, based on the closing sale price of $1.95 for shares of the Registrant’s Class A common stock as reported by the NYSE American, was approximately $12.2 million. Shares of voting and non-voting common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The Registrant had outstanding 44,422,030 shares of Class A Common Shares, par value $0.0001 per share, and 49,930,000 shares of Class B Common Shares, par value $0.0001 per share as of February 28, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NOTES

Unless the context otherwise requires, all references to “flyExclusive,” the “Company,” "we,” “us” and “our” in this Annual Report on Form 10-K (this “Report”) refer to flyExclusive, Inc., and where appropriate, its consolidated subsidiaries, Exclusive Jets, LLC, Jetstream Aviation, LLC and LGM Enterprises, LLC.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains “forward-looking statements.” When contained in this Report, the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside our management’s control, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements.

Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this Report, including the risks described under Item 1A - “Risk Factors,” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and in other documents which we file with the Securities and Exchange Commission (“SEC”). In addition, such statements could be affected by risks and uncertainties related to:

•
the closing of the proposed merger between a merger subsidiary established by flyExclusive and a subsidiary of Jet.AI, Inc. (the “Proposed Merger”), including the timing, the satisfaction of the closing conditions, including the Jet.AI net cash condition, and the relative ownership levels in flyExclusive as of the closing date, which will depend on Jet.AI's net cash as of the closing date of the Proposed Merger;
•
the ability to recognize the anticipated benefits of the Proposed Merger;
•
risks that the Proposed Merger disrupts our current plans and operations and potential difficulties in employee retention as a result of the Proposed Merger;
•
the costs related to the Proposed Merger;
•
the ability to implement business plans, forecasts, and other expectations and identify and realize additional opportunities;
•
our results of operations and financial condition;
•
the ability to recognize the anticipated benefits of the December 27, 2023 merger of LGM Enterprises, LLC, a North Carolina limited liability company (“LGM”), pursuant to an Equity Purchase Agreement, dated as of October 17, 2022 (as amended on April 21, 2023, the “Equity Purchase Agreement”), with LGM, the then existing equityholders of LGM (the “Existing Equityholders”), EG Sponsor LLC, a Delaware limited liability company (“Sponsor”), and Thomas James Segrave, Jr. (“Segrave Jr.”) in his capacity as Existing Equityholder Representative (the “Business Combination”);
•
limited liquidity and trading of our securities;
•
the outcome of any legal proceedings, including any legal proceedings related to the Proposed Merger;
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
•
the risks associated with our indebtedness and its potential impact on our business and financial condition;
•
the risk of downturns in the aviation industry, including due to increases in fuel costs in light of the war in Ukraine, the Israel and Hamas conflict in Gaza, the conflict in Venezuela, and other global political and economic issues;
•
a changing regulatory landscape in the highly competitive aviation industry;
•
risks associated with the overall economy, including future increases in interest rates and the potential for recession; and
•
other risks and uncertainties set forth under the section of this Report entitled “Risk Factors.”

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

•
The Proposed Merger of FlyX Merger Sub, Inc. and Jet.AI Merger Sub might not be completed on the terms or timeline currently contemplated, or at all;
•
We might not be able to successfully implement our growth strategies;
•
Our operating results are expected to be difficult to predict based on a number of factors that could affect our long-term performance;
•
To achieve our projected growth rate, we will require additional liquidity and capital resources that might not be available at terms that are favorable to us, or at all;
•
We might not be able to grow our complementary products and service offerings through opportunistic acquisitions or otherwise as part of our growth strategy. Any failure to adequately integrate future acquisitions into our business could have a material adverse effect on us;
•
We are exposed to the risk of a decrease in demand for private aviation services;
•
The loss of key personnel upon whom we depend on to operate our business or the inability to attract additional qualified personnel could adversely affect our business;
•
The supply of pilots to the airline industry is limited and may negatively affect our operations and financial condition;
•
Pilot attrition may negatively affect our operations and financial condition;
•
Increases in our labor costs, which constitute a substantial portion of our total operating costs, may adversely affect our business, results of operations, and financial condition;
•
Significant reliance on Gulfstream, Textron and Bombardier aircraft and spare parts poses risks to our business and prospects;
•
Significant reliance on third-party aircraft engine manufacturers and engine management companies poses risks to our owned and leased aircraft and operations;
•
We are exposed to operational disruptions due to maintenance;
•
Our transition to in-house maintenance, repair, and overhaul activities could prove unsuccessful or impact key relationships;
•
Significant increases in fuel costs could have a material adverse effect on our business, financial condition, and results of operations;
•
Cybersecurity breaches and other incidents involving the unauthorized disclosure of personal or confidential information could materially adversely affect our business and operating results;
•
Our obligations in connection with our indebtedness and other contractual obligations could impair our liquidity and harm our business, results of operations and financial condition;
•
We are subject to significant governmental regulations;

•
We may become involved in litigation that may materially adversely affect us;
•
Our only significant asset is our ownership interest in LGM and such ownership might not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our Class A Common Stock or satisfy our other financial obligations;
•
We are a “controlled company” within the meaning of the NYSE American listing standards and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements which would not provide you the same protections afforded to stockholders of companies that are subject to such requirements;
•
The multi-class structure of our Common Stock has the effect of concentrating voting power with our Chief Executive Officer, which will limit other stockholders’ ability to influence the outcomes of important transactions, including a change of control;
•
Our multi-class structure might result in a lower or more volatile market price of our securities or in adverse publicity or other adverse consequences;
•
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
•
There can be no assurance that we will be able to comply with the continued listing standards of NYSE American, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions;
•
If securities or industry analysts do not publish or cease publishing research or reports about our Company, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline; and
•
Substantial future sales of our Class A common stock that are registered for resale by certain stockholders could cause the market price of our Class A common stock to decline.

PART I

Item 1. Business.

Overview of the Business

flyExclusive is a premier owner/operator of jet aircraft to provide private jet passengers experiences dedicated to surpassing expectations for quality, convenience, and safety. flyExclusive’s mission is to be the world’s most vertically integrated private aviation company, offering a full range of industry services.

Since 2015, flyExclusive has grown from two LGM/partner owned jets to 82 owned and leased aircraft, and is currently the third largest private jet operator in the United States (based on departures from the first half of 2025). We operate a selected fleet of Cessna Citation, HondaJet, and Challenger aircraft to service customers flying domestically and internationally. As one of the nation’s largest Citation operators, flyExclusive has curated a versatile fleet of Citation CJ3 / CJ3+, Citation Excel / XLS / XLS+, Citation Encore+, Citation Sovereign, Citation X, and Challenger 350 aircraft. flyExclusive’s purposeful focus on the acquisition of a limited number of manufacturers’ aircraft enables flyExclusive to operate and maintain fewer types of aircraft than most competitors. Our maintenance crews are more efficient given the recurrent nature of their work, which in turn improves dispatch availability of our fleet.

Operations are centered at flyExclusive’s corporate headquarters in Kinston, North Carolina. Located within the North Carolina Global TransPark (NCGTP), flyExclusive leases 145,000 square feet of office and hangar space from the NCGTP’s 2,500-acre multimodal industrial park, which boasts an 11,500-foot runway. Because Kinston is within two hours of approximately 70% of flyExclusive flights, our location is ideal for organizational synergy and for cost-effective, strategic growth.

In the second half of 2020, flyExclusive launched its jet club, which earned the Robb Report’s “Best of the Best” in 2022. With its efficient pricing model and bespoke, customer-centered approach, the jet club has experienced significant growth, offering multi-tiered membership options.

Consistent with flyExclusive's vertical integration mission in the private aviation industry, flyExclusive officially launched its Maintenance, Repair, and Overhaul (“MRO”) operation in the third quarter of 2021, offering interiors and exterior refurbishment services to third parties in addition to maintaining its own fleet. flyExclusive began installing avionics in its mid-size fleet in the second quarter of 2022. This significantly reduced aircraft-on-ground due to avionics-related issues, which was the primary reason for grounded aircraft. Also, in the third quarter of 2022, flyExclusive opened a new 48,000 square foot hangar, dedicated to its growing MRO division, which substantially expanded its capacity for avionics, maintenance, paint, and interior work.

In 2025, flyExclusive was named a certified dealer and installer for Starlink’s high-speed, low-latency aviation connectivity system. As an authorized dealer and installer, flyExclusive will also provide Starlink sales, installation, and support services to third-party aircraft owners and operators, expanding the Company’s growing MRO capabilities. flyExclusive plans to install avionics in its entire fleet on an as-needed basis. In 2025, flyExclusive launched an expanded Mobile Service Unit (“MSU”) program deploying vehicles in strategic regions to deliver faster maintenance responses and higher reliability of the Company’s fleet.

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

With the introduction of the fractional program in the second quarter of 2022, flyExclusive ordered five CJ3+ aircraft from Textron Aviation. flyExclusive expanded its fractional fleet into the Super-Mid aircraft category with the addition of Challenger 350 aircraft in late 2024.

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

On October 1, 2025, the Company and Volato entered into an amendment to the Volato Agreement (the “Amendment”). Pursuant to the Amendment, Volato granted the Company the right to purchase from Volato certain aviation-related assets and assume certain obligations of Volato related to aviation-related assets (the “flyExclusive Option”), and the Company granted Volato the right to sell to the Company certain aviation-related assets and assign certain obligations of Volato (the “Volato Option,” and collectively with the flyExclusive Option, the “Asset Options”). The Volato Option is exercisable by Volato beginning on the effective date of the Amendment and ends on the earlier of (i) the end of the Term (defined below), (ii) the day immediately prior to the beginning of the exercise period of the flyExclusive Option, and (iii) the completion of the Merger Option. The flyExclusive Option is exercisable by the Company beginning six months following the completion of any change of control of Volato and will expire simultaneously with the end of the Term (as defined below). The Volato Merger (as defined below), if consummated, would constitute a change of control under the Amendment, triggering the beginning of the exercise date of the flyExclusive Option as March 31, 2026. In addition, the term of the Volato Agreement (the “Term”) was extended to end on the sooner of (i) September 1, 2026, (ii) the consummation of the asset purchase agreements applicable to the Asset Options, subject to an exercise of either of the Asset Options or (iii) the consummation of the merger (or any substantially similar transaction) of Volato and M2i Global, Inc. (the “Volato Merger”) pursuant to an Agreement and Plan of Merger among them, dated as of July 28, 2025, subject to the exercise of the Merger Option.

flyExclusive’s Values:

The culture at flyExclusive is based on a commitment to safety that permeates flyExclusive's values:

1.
Safety First – flyExclusive is committed to delivering safety beyond the industry standard, with conscientious crew training, meticulous jet maintenance, and third-party safety consultant verification, operating an Aviation Research Group United States (“ARGUS”) Platinum Rated fleet and exceeding all FAA standards.
2.
Minutes Matter – flyExclusive demands safety, efficiency, cost control, and accuracy throughout all operations, with a dedicated focus on making employee minutes matter to make moments matter for customers.
3.
Team of Humble Professionals – Professionals at flyExclusive use decades of flying experience, private aviation industry knowledge, and fleet logistics expertise to deliver premium experiences for customers. flyExclusive teams strive to collaborate and communicate effectively and efficiently; our success is attributable to all department levels, from support to management.
4.
Winning Attitude – Within the private aviation competitive space, flyExclusive continuously pursues excellence through hard work, hustle, and a commitment to achieve with an “all-in,” winning attitude.
5.
Part of a Larger Cause – flyExclusive dedicates time, talents, and resources to provide relief to a variety of local, regional, and national organizations. flyExclusive professionals deliver premium experiences not only to customers, but also to neighbors and communities in need.

Strategy

flyExclusive’s vertical integration mission is to strategically grow into a full-service private aviation company with essentially all its operations based in Kinston, North Carolina. Key initiatives include the following:

1.
Program Growth – flyExclusive maintains an industry-leading private aviation platform with 95%+ of customers’ flights fulfilled by the flyExclusive fleet. Affiliate lift is an expensive solution to aircraft availability in the private jet charter industry. Most operators are unable to fulfill their demand using their fleets alone, so they must outsource flights to a third party, which can be costly. flyExclusive has had very little affiliate lift (less than 5%) since we maximize efficiency around scheduling – requiring 4 or 5 days of advance trip notice instead of hours as do many of our competitors. Our customers can still schedule with only a few hours’ notice, but they pay a premium to do so.

2.
Aircraft Control – With the introduction of fractional ownership and continued development of the jet club and its unique, industry leading pricing model, flyExclusive can meet a variety of customer needs using capital-efficient programs.
3.
Dispatch Availability – In 2021, flyExclusive opened an MRO facility to paint, refurbish, and maintain aircraft. The MRO initiative addresses consistent maintenance shortages industry-wide caused by high demand, and flyExclusive has modeled a transition from approximately 20% in-house maintenance to a targeted 80% in-house maintenance. Currently, flyExclusive’s MRO facility handles approximately 70% of aircraft maintenance in-house, including 10% dedicated to refurbishments focused on Wi-Fi and Avionics upgrades. Efforts are ongoing to increase in-house capacity to the target of 80%. This continued push to expand in-house capabilities aims to further improve reliability, and efficiency, and substantially reducing costs while providing new revenue streams from third parties for future growth.
4.
Modernized Fleet – With an on-site paint facility and refurbishment center, flyExclusive works to ensure a modernized, uniform exterior and interior of its aircraft, providing customers a better overall experience on a consistently branded and upgraded aircraft. flyExclusive controls the entire customer experience with our consistent brand of jets, exteriors, interiors, and pilots.
5.
In-House Pilot Training – On-campus pilot training and new simulator facilities are meant to ensure the timing and availability of both new pilot hires and recurring training. While our competitors are subject to third-party availability for training classes, we will be in control of our training program and expect it to produce consistent, reliable results, aimed to remove what we believe is the greatest bottleneck to growth within the aviation industry, resulting in faster on-boarding of pilots by reducing training wait times and lowering costs.

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

flyExclusive’s required flight notice periods for contractual members and partners are purposefully designed to be longer in length than industry standards. The increased notice period allows flyExclusive to dispatch its aircraft more efficiently. Flights are scheduled logistically according to geographical location to minimize repositioning of aircraft and maximize revenue-producing legs. flyExclusive leverages this multi-day lead time to optimize scheduling, reduce the need to use third-party affiliate aircraft, and maintain a lean customer-to-aircraft ratio. We fly more than 95% of our customers on the flyExclusive fleet, establishing what we believe is the industry-leading customer experience.

Competitive Advantages and Strengths

We believe flyExclusive has an optimal business model that differentiates flyExclusive from its competitors. The following points outline management’s view on flyExclusive’s key competitive advantages and strengths:

1.
Asset Growth – flyExclusive focuses on aircraft acquisition versus operator acquisition. With the launching of the fractional program in 2022 and signing the Textron aircraft acquisition agreement, as well as the expansion of the Challenger 350 fleet that began in 2023, flyExclusive plans to expand its fleet with brand new aircraft that are fully leased and purchased at the end of the lease. The repurchase opens a second opportunity to sell the aircraft to owners/partners. flyExclusive also plans to continue acquiring used aircraft that can be fully renovated with our value-add process, and then sold to owners/partners at market rates. These dual channels will maximize our consistent, organic growth.
2.
Customer Fulfillment – More than 95% of our customers fly on flyExclusive’s fleet, avoiding the need for us to rely on third-party operators to fulfill demand. flyExclusive maintains a sharp focus on managing a lean customer-to-aircraft ratio, which contributes to operational efficiencies and what we believe is an industry-leading customer experience.

3.
Operational Profitability – flyExclusive invests heavily in aircraft, infrastructure, technology, and people to deliver a premium experience for customers, while executing with efficient operations to drive consistent operational profitability.
4.
Aircraft Control – With a mix of owned and leased aircraft in its fleet, flyExclusive structures partnerships to maintain operational control of its aircraft. We operate our “floating fleet” to minimize non-revenue producing flights. flyExclusive’s dispatch availability metric is not dependent on other operators’ fleets to fulfill customer flight demand.
5.
Customer Experience – When a customer flies with flyExclusive, they can depend on its jets, pilots, interiors, and exteriors to ensure a leading customer experience. Our proprietary customer and pilot apps are designed to ensure the customers’ experience is as convenient and flawless as possible.
6.
Customer/Jet Ratio – flyExclusive maintains the lowest customer-to-aircraft ratio among its direct competitors. This number is key to the success of the business as flyExclusive’s leadership is able to use and forecast membership growth to plan aircraft acquisition with foresight into capacity. This stands in clear opposition to our competitors who are regularly challenged to fulfill over-committed demand with flights on third-party aircraft.
7.
Maintenance / Refurbishment – With the launch of its MRO operations, flyExclusive transitioned to a higher percentage of in-house maintenance as opposed to relying on third parties for more costly work and extended wait times. Our MRO operations also provide a revenue stream from third-party fleet operators. Our in-house refurbishment capabilities offer a value-add opportunity for used aircraft purchased, added to the fleet and then sold to our partner/owners.
8.
Jet Branding – flyExclusive’s aggressive branding campaign to refurbish its entire fleet shows a commitment to providing a reliable and enhanced experience for customers who show appreciation with positive feedback, continued business, and referrals.
9.
Location – Headquartered in Kinston, North Carolina, the cost of flyExclusive’s geographical footprint, labor, and overall operations are lower than competitors who maintain fragmented locations in higher-cost areas. flyExclusive’s position on the vast acreage at the NCGTP allows not only for cost efficiency, but also for organizational synergy and the opportunity for additional strategic infrastructure projects to continue flyExclusive’s vertical integration mission within the private aviation industry.
10.
Spend – flyExclusive spends money on its fleet, customers, and IT initiatives dedicated to improving the private jet experience. Sales are largely generated based on referrals, and flyExclusive’s marketing budget is lean and not spent on brand or “sizzle” in comparison to other competitors in the industry.
11.
Lead Time – four-to-five-day lead times are contractual among flyExclusive’s partners, jet club, and fractional members. flyExclusive leverages this opportunity to position its fleet according to geographical location, maintenance, and crew availability to meet demand and optimize dispatch availability. Wholesale and ad hoc retail bookings are scheduled based on the same qualifications, but with advance notice that flyExclusive uses to backfill demand at higher rates as opposed to competitors who may be challenged to fulfill trips within hours of notice.
12.
Pilot Training – Private aviation consistently views pilot hiring as one of the biggest bottlenecks to the industry, whereas flyExclusive management maintains that outsourcing pilot training is the largest hurdle. When pilots are hired, they onboard and often wait for weeks before they are able to train and fly. In 2023 flyExclusive determined to bring the majority of its training in-house with a new facility and simulators. The Company expects to break ground on the new facility in 2028. This strategic initiative is expected to result in cost savings and efficient scheduling with minimal delay, contributing to more uptime for our aircraft and increased dispatch availability.

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

Jet Club

Since its inception in 2020, flyExclusive’s jet club has experienced significant membership growth. Typically requiring reservations be made four days in advance of the flight, flyExclusive’s jet club is divided into five different program types, with the most recent program introduced in January 2025.

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

Jet Club I, II, and III are also legacy clubs that are no longer sold. However, existing customers can elect to add funds to their account to prepay their travel costs, and continue their membership under these programs. Jet club flight revenue is calculated based on daily and hourly rates with a monthly fee. Jet Club I, II and III rates are calculated based on the North American Jet Fuel A price per barrel at contract signing. Rate adjustments are calculated in increments based on a sliding scale according to jet fuel pricing and for jet Club I and II adjust (if applicable) on January 1st and July 1st of each year or for Jet Club III adjust (if applicable) monthly. The Platinum Jet Club program that was introduced in March of 2023 is also a legacy club offering that is no longer sold, but existing customers can add funds to their account. Under the Platinum Jet Club, customers pay for memberships in deposits based on two different levels. Rates are fixed with a longer call-out period, no peak or high-demand days, and no membership fee. Platinum Jet Club memberships have a 12-month term.

The Jet Club IV and the most recent jet club program, Jet Club 25, are active programs where customers pay a deposit based on the membership level they choose or at their contracted tier. In addition to daily and hourly rates, members pay a monthly membership fee. The membership has a 24-month term, with rates adjusted after the first anniversary based on changes in aircraft operating costs and fuel prices.

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

GRP

GRP revenue is a contractual agreement for flyExclusive to provide a certain number of aircraft to another charter business. The program is based on contract rates for light, mid, and super-mid aircraft. Revenue is billed weekly and guaranteed based on the number of designated aircraft flying at a minimum number of hours per aircraft for each aircraft assigned to the GRP customer over a minimum number of days per quarter to allow for maintenance of the aircraft. Each designated aircraft requires a deposit that is recorded in other non-current liabilities on the balance sheet. Contract terms allow for ancillary revenue to be billed or reduced based on given circumstances of a flight. Hourly rates are revised each quarter to account for changes in fuel cost. flyExclusive does not currently have any GRP contracts in place. The Company did not recognize any GRP revenue in 2025 or 2024.

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

The Federal Aviation Administration (“FAA”) is the principal regulator of civil aviation safety matters. As applied to our business, flyExclusive possesses an air carrier certificate issued by the FAA in accordance Title 14 of the Code of Federal Regulations (“14 C.F.R.”) Part 119, an Operations Specification issued pursuant to 14 C.F.R. Part 135, authorizing flyExclusive to engage in on-demand air-taxi operations, and a Repair Station Operator certificate issued pursuant to 14 C.F.R. Part 145, authorizing flyExclusive to perform maintenance, repair, paint, interior, and avionics services on aircraft. The FAA’s regulations touch on many aspects of civil aviation, including:

•
Certification and oversight of air carriers;
•
Aircraft inspection, maintenance, repair, and registration;
•
Flight crewmember and maintenance technician training, certification, and surveillance;
•
Monitoring drug and alcohol testing for safety-sensitive personnel;
•
Airport and airport facility design, construction, and maintenance;
•
Air traffic control system oversight, management, training, and maintenance;

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

Foreign Regulatory Authorities

Most foreign countries have their own regulatory authorities that parallel those in the U.S. The complexity of interaction with the foreign regulators can be magnified by differences in language, culture, legal and social norms, tax and budgetary practices, and perspective on economic development and competition.

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

When and to the extent these laws and regulations apply, they can impose a range of obligations on our business. Those obligations can include, among other requirements, providing individuals with privacy notices and giving them an opportunity to opt in or out of our processing or sharing of their personal information; offering, and fulfilling individuals’ requests to exercise, various rights with respect to our use, disclosure, and retention of the personal information we maintain; implementing physical, technical, and organizational security measures to safeguard personal information; and notifying individuals and regulatory authorities in the event personal information is subject to unauthorized access or disclosure. Violations of these laws and regulations can give rise to enforcement actions by governmental agencies, and to private lawsuits for damages and other forms of relief.

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

Item 1A. Risk Factors.

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

In the course of conducting our business operations, we are exposed to a variety of risks. These risks are generally inherent to the private commercial aviation industry. Any of the risk factors we describe below have affected or could materially adversely affect our business, financial condition and results of operations. The market price of our securities could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Some statements in this Report including statements in the following risk factors constitute forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements,” at the beginning of this Report.

Risks Relating to Our Business and Industry

The Proposed Merger of FlyX Merger Sub, Inc. and Jet.AI Merger Sub might not be completed on the terms or timeline currently contemplated, or at all.

The consummation of the Proposed Merger is subject to numerous conditions, including (1) the effectiveness of the registration statement on Form S-4 filed by flyExclusive as part of the Proposed Merger, (2) the approval by Jet.AI’s stockholders of the Proposed Merger, and (3) other customary closing conditions, and there can be no assurance that the Proposed Merger will be consummated.

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

The Amended and Restated Merger Agreement and Plan of Reorganization, dated May 6, 2025, as amended, by and among flyExclusive, Jet.AI, MergerSub, and SpinCo (the “A&R Merger Agreement”) may be terminated by either flyExclusive or Jet.AI if the Proposed Merger is not completed by April 30, 2026, except that this right to terminate the A&R Merger Agreement will not be available to any party whose failure to fulfill any material covenant or agreement under the A&R Merger Agreement is the primary cause of or resulted in the failure of the transactions to be consummated on or before that date. flyExclusive and Jet.AI can also mutually decide to terminate the A&R Merger Agreement at any time, before or after Jet.AI stockholder approval is obtained. In addition, flyExclusive and Jet.AI may elect to terminate the A&R Merger Agreement in certain other circumstances.

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
•
flyExclusive may experience negative reactions from employees, customers, or vendors; and
•
since the A&R Merger Agreement restricts the conduct of flyExclusive’s business prior to completion of the Proposed Merger, flyExclusive might not have been able to take certain actions during the pendency of the Proposed Merger that would have benefited it as an independent company and the opportunity to take such actions may no longer be available.

During the pendency of the A&R Merger Agreement, flyExclusive might not be able to enter into a business combination with another party at a favorable price because of restrictions in the A&R Merger Agreement, which could adversely affect its business.

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

We expect our operating results to fluctuate significantly in the future based on a variety of factors, many of which are outside our control and difficult to predict. As a result, period-to-period comparisons of our operating results might not be a good indicator of our future or long-term performance. The following factors may affect us from period-to-period and may affect our long-term performance:

•
we may fail to successfully execute our business, marketing, and other strategies;
•
we may fail to complete or recognize any of the anticipated benefits of the Proposed Merger;

•
we may require additional capital to finance strategic investments and operations, pursue business objectives, and respond to business opportunities, challenges, or unforeseen circumstances, and we cannot be sure that additional financing will be available or at reasonable prices and terms;
•
we may be unable to attract new customers and/or retain existing customers;
•
we may be unable to obtain the foreign authorizations and permits necessary to operate in some international markets, and we are limited by international cabotage laws from operating point-to-point within most countries, including the European Union and the United Kingdom;
•
we may be impacted by changes in consumer preferences, perceptions, spending patterns, and demographic trends;
•
we may be impacted by general economic conditions;
•
our historical growth rates might not be reflective of our future growth;
•
our business and operating results may be significantly impacted by actual or potential changes to the international, national, regional, and local economic, business, and financial conditions, the health of the global private aviation industry, and risks associated with our aviation assets including recession, inflation, and higher interest rates;
•
litigation or investigations involving us could result in material settlements, fines, or penalties and may adversely affect our business, financial condition, and results of operations;
•
existing or new adverse regulations or interpretations thereof applicable to our industry may restrict our ability to expand or to operate our business as we wish and may expose us to fines and other penalties;
•
the occurrence of geopolitical events such as war, terrorism, civil unrest, political instability, environmental or climatic factors, natural disaster, pandemic or epidemic outbreak, public health crisis, and general economic conditions may have an adverse effect on travel behaviors and our business;
•
some of our potential losses might not be covered by insurance, and we may be unable to obtain or maintain adequate insurance coverage; and
•
we are potentially subject to taxation-related risks in multiple jurisdictions, and changes in tax laws could have a material adverse effect on our business, cash flow, results of operations, or financial condition.

In order to achieve our projected growth rate, we will require additional liquidity and capital resources that might not be available on terms that are favorable to us, or at all.

To grow at the rate of our projections, we will need to acquire additional aircraft. Our growth strategy assumes that we will raise sufficient capital to support our projections and provide the necessary working capital needed to grow per our projections. There is no assurance that we will be able to raise this additional capital or generate sufficient future cash flow to fund the purchases of these additional aircraft. If the amount of capital we are able to raise, together with any income from future operations, is not sufficient to add the number of planes needed under our projections, we might not achieve our projected growth rate.

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

From time to time, we may consider opportunities to acquire other companies, products, or technologies that may enhance our products and service offerings or technology, expand the breadth of our markets or customer base, or advance our business strategies, such as the Proposed Merger. Any such transaction could be material to our business and could take any number of forms, including mergers, joint ventures, and the purchase of equity interests. The consideration for such transactions may include, among other things, cash, common stock, or our equity interests, and in conjunction with a transaction we might incur indebtedness. If we elect to pursue an acquisition, our ability to successfully implement such transaction would depend on a variety of factors. If we need to obtain any third parties’ consent prior to an acquisition, they may refuse to provide such consent or condition their consent on our compliance with additional restrictive covenants that limit our operating flexibility.

Acquisition transactions involve risks, including, but not limited to:

•
insufficient revenue to offset liabilities assumed;
•
inadequate return of capital;
•
regulatory or compliance issues, including securing and maintaining regulatory approvals;
•
unidentified issues not discovered in due diligence;
•
those associated with integrating the operations or (as applicable) separately maintaining the operations;
•
financial reporting;
•
managing geographically dispersed operations resulting from an acquisition;
•
the diversion of management’s attention from current operations;
•
potential unknown risks associated with an acquisition;
•
unanticipated expenses related to acquired businesses or technologies and their integration into our existing business or technology;
•
the potential loss of key employees, customers, or partners of an acquired business; or
•
the tax effects of any such acquisitions.

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

We believe that our future success will depend in large part on our ability to retain or attract highly qualified management, technical, and other personnel, particularly our founder and Chief Executive Officer, Segrave Jr., our Chief Financial Officer, Bradley Garner, our Chief Operating Officer, Matthew Lesmeister, and our Chief Commercial Officer, Michael Guina. We compete against commercial and private aviation operators, including the major U.S. airlines for pilots, mechanics, and other skilled labor and some of the airlines may offer wage and benefit packages which exceed ours. As we grow our fleet and/or more pilots approach retirement age, we may be affected by a pilot shortage. See “Pilot attrition may negatively affect our operations and financial condition.” We might not be successful in retaining key personnel or in attracting other highly qualified personnel. Any inability to retain or attract significant numbers of qualified management and other personnel would have a material adverse effect on our business, results of operations, and financial condition.

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

In addition, we plan to transition the majority of our pilot-training in-house and our operations and financial condition may be negatively impacted if we are unable to train pilots in a timely manner. Due to an industry-wide shortage of qualified pilots, driven by the flight hours requirements under the FAA Qualification Standards and attrition resulting from the hiring needs of other industry participants, pilot training timelines have significantly increased and stressed the availability of flight simulators, instructors, and related training equipment. Future changes to FAA regulations and requirements could also prohibit or materially restrict our ability to train pilots in-house. As a result of the foregoing, the training of our pilots might not be accomplished in a cost-efficient manner or in a manner timely enough to support our operational needs.

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

As of December 31, 2025, we had $3.4 million of aircraft classified as held for sale and $223.7 million of property and equipment and related assets, net of accumulated depreciation, of which $218.6 million related to aircraft. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets, and operating cash flow losses associated with the use of the long-lived assets. In the event the estimated residual value of any of our aircraft types is determined to be lower than the residual value assumptions used in our depreciation policies, the applicable aircraft type in our fleet may be impaired and may result in a material reduction in the book value of applicable aircraft types we operate or we may need to prospectively modify our depreciation policies. An impairment on any of the aircraft types we operate or an increased level of depreciation expense resulting from a change to our depreciation policies could result in a material negative impact to our financial results.

Significant reliance on Gulfstream, Textron and Bombardier aircraft and spare parts poses risks to our business and prospects.

As part of our business strategy, we have historically flown primarily Textron Aviation (“Textron”), Gulfstream Aerospace and Bombardier aircraft. All of the aircraft we currently operate are the product of those three manufacturers. We have negotiated preferred rates with Textron for line maintenance services, certain component repair services, and to purchase and exchange parts. Parts and services from our suppliers are subject to their product and workmanship warranties. If any aircraft or parts supplier fails to adequately fulfill its obligations towards us or experiences interruptions or disruptions in production or provision of services due to, for example, bankruptcy, natural disasters, labor strikes, or disruption of its supply chain, we may experience a significant delay in the delivery of or fail to receive previously ordered aircraft and parts, which would adversely affect our revenue and results of operations and could jeopardize our ability to meet the demands of our program participants. Although we could choose to operate aircraft of other manufacturers or increase our reliance on third-party operators, such a change would involve substantial expense to us and could disrupt our business activities.

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

Our transition to in-house maintenance, repair, and overhaul activities could prove unsuccessful or impact key relationships.

We entered the Maintenance, Repair, and Overhaul (“MRO”) business in the second quarter of 2021 with the opening of our electrostatic painting and coating facility. Subsequently, in the third quarter of 2021, we officially launched the MRO operation, offering a complete line of interior and exterior refurbishment services to third-party aircraft in addition to maintaining our own fleet. We began installing avionics in our mid-size fleet in the second quarter 2022. In October of 2022, we opened a new 48,000 square foot hangar dedicated to our growing MRO division. In 2025, we launched an expanded Mobile Service Unit (“MSU”) program deploying vehicles in strategic regions to deliver faster maintenance responses and higher reliability of our fleet. We plan to add additional facilities at our headquarters location in Kinston, North Carolina, and potentially other geographical locations in the future, to complement our growing MRO operations.

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

Fuel is essential to the operation of our aircraft and to our ability to carry out our transport services. Fuel costs are a significant component of our operating expenses. A significant increase in fuel costs may negatively impact our revenue, operating expenses, and results of operations. The majority of our contractual service obligations allow for rate adjustments to account for changes in fuel prices. Wholesale rates are non-contractual, so rates are adjusted on an ad hoc basis. Given our contractual ability to pass on increased fuel costs, in whole or in part, to certain of our customers and mitigate the risk with others, we do not maintain hedging arrangements for the price of fuel. However, increased fuel surcharges may affect our revenue and retention if a prolonged period of high fuel costs occurs. Additionally, participants in the most recent version of our Jet Club IV and Jet Club 25, were subject to fixed rates for the first 24 months of the program. A significant increase in fuel costs where we contractually have fixed rates could have a material adverse effect on our business, financial condition, and results of operations in the interim until we are able to make such jet fuel rate adjustments.

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

We must continue to build and maintain strong brand identity for our products and services, which have expanded over time. We believe that strong brand identity will continue to be important in attracting and retaining customers.

If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract and retain members and other customers may be adversely affected. From time to time, our members and other customers may express dissatisfaction with our products and service offerings, in part due to factors that could be outside of our control, such as the timing and availability of aircraft and service interruptions driven by prevailing political, regulatory, or natural conditions. To the extent dissatisfaction with our products and services is widespread or not adequately addressed, our brand may be adversely impacted and our ability to attract and retain customers may be adversely affected. In connection with any expansion into additional markets, we will also need to establish our brand and to the extent we are not successful, our business in such new markets would be adversely impacted.

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

We have experienced, and expect that in the future our systems will experience, interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, capacity constraints, or external factors beyond our control. While we have developed reasonable backup and disaster recovery plans, we may still be vulnerable to such disruptions. Sustained or repeated system failures could reduce the attractiveness of our offerings and could disrupt our customers’, suppliers’, third-party vendors’, and aircraft providers’ businesses. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand our products and service offerings. Any negative publicity or user dissatisfaction arising from these disruptions could harm our reputation and brand, may adversely affect the usage of our offerings, and could harm our business, financial condition, and results of operation.

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

We rely upon certain third-party software and integrations with certain third-party applications, including Amazon Web Services, Microsoft, and others, to provide our platform and products and service offerings. As our offerings expand and evolve, we may use additional third-party software or have an increasing number of integrations with other third-party applications, software, products, and services. Third-party applications, software, products, and services are constantly evolving, and we might not be able to maintain or modify our platform, including our mobile and web-based applications, to ensure its compatibility with third-party offerings following development changes. Moreover, some of our competitors or technology partners may take actions which disrupt the interoperability of our offerings with their own products or services, or exert strong business influence on our ability to operate our platform and provide our products and service offerings to customers.

In addition, if any of our third-party providers cease to provide access to the third-party software that we use, do not provide access to such software on terms that we believe to be attractive or reasonable, do not provide us with the most current version of such software, or modify their products, standards, or terms of use in a manner that degrades the functionality or performance of our platform or is otherwise unsatisfactory to us or gives preferential treatment to competitive products or services, we may be required to seek comparable software from other sources, which may be more expensive and/or inferior, or might not be available on a timely basis or at all. Any of these events could adversely affect our business, financial condition, and results of operations.

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

Any compromise of our information systems or of those systems used by businesses with which we interact that results in personal information or other confidential information being accessed, obtained, damaged, disclosed, destroyed, modified, lost, or used by unauthorized persons could harm our reputation and expose us to regulatory actions, customer attrition, remediation expenses, and claims from customers, employees, and other persons. Moreover, a security compromise could require us to devote significant management resources to address the problems created by the issue and to expend significant additional resources to upgrade our security measures, and could result in a disruption of our operations. To the extent a cybersecurity breach or other data security incident affects payment card information that we maintain, or we otherwise fail to comply with PCI DSS, we could also be subject to costly fines or additional fees from the payment card brands whose cards we accept or could lose the ability to accept those payment cards, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We have significant long-term lease obligations primarily relating to our aircraft fleet. On December 31, 2025, we had 32 aircraft under operating leases, with an average remaining lease term of approximately 9.22 years. As of December 31, 2025, future minimum lease payments due under all long-term operating leases were approximately $62.4 million. Additionally, in connection with 19 aircraft leases, various third parties have been granted a put option, which, if exercised, requires us to purchase the leased aircraft at the end of the lease term based on a predetermined exercise price. As of December 31, 2025, we were subject to up to $50.1 million in future aggregate contractual put obligations. Our ability to pay our contractual obligations will depend on our operating performance, cash flow, and our ability to secure adequate financing, which will in turn depend on, among other things, the success of our current business strategy, U.S. and global economic conditions, the availability and cost of financing, as well as general economic and political conditions and other factors that are generally beyond our control.

Additionally, as of December 31, 2025, we had approximately $108.9 million in total long-term debt outstanding. The majority of our long-term debt was incurred in connection with the acquisition of aircraft. During the year ended December 31, 2025, our principal payments of long-term debt totaled $138.6 million. On January 26, 2024, we entered into a senior secured note that covers borrowings of an aggregate principal amount of up to approximately $25.8 million, up to $25.0 million of which is to finance the purchase or refinancing of aircraft relating to the Company’s fractional ownership program, and at that time borrowed the full available $25.0 million for aircraft purchase or refinancing. Pursuant to an amendment to the senior secured note, certain terms in the senior secured note were amended, including the maturity date which was extended to January 26, 2028.

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

Financial covenants contained in the debt borrowings mandate that the Company maintains certain financial metrics, including, but not limited to, debt service coverage ratios, fixed charge cover ratios, or cash flow cover ratios. Failure to satisfy the financial metrics constitutes a breach of the debt covenant and is considered an event of default. An event of default can result in all loans and other obligations becoming immediately due and payable, including the advance of any sums necessary to cure the event of default, allowing the lenders to seize the collateralized assets (which include aircraft) and the debt agreements being terminated. As an example, as of December 31, 2025 and 2024, the Company was not in compliance with certain financial covenants and obtained waiver request letters from the various lenders. Pursuant to the waiver letters, the lenders agreed to waive the financial covenants as of December 31, 2025 and 2024. The aggregate balances of outstanding debt obligations for which waiver letters were received was $8.9 million and $19.4 million as of December 31, 2025 and December 31, 2024, respectively.

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

We face a concentration of credit risk.

We maintain our cash and cash equivalent balances at financial or other intermediary institutions. The combined account balances at each institution typically exceeds Federal Deposit Insurance Corporation (“FDIC”) insurance coverage of $250,000 per depositor, and, as a result, we face a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. As of December 31, 2025, substantially all of our cash and cash equivalent balances held at financial institutions exceeded FDIC insured limits. Any event that would cause a material portion of our cash and cash equivalents at financial institutions to be uninsured by the FDIC could have a material adverse effect on our financial condition and results of operations.

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

Like other aviation companies, our business is affected by factors beyond our control, including air traffic congestion at airports, airport slot restrictions, air traffic control inefficiencies, increased and changing security measures, changing regulatory and governmental requirements, and/or new or changing travel-related taxes. Factors that cause flight delays frustrate passengers, increase operating costs, and decrease revenues, which in turn could adversely affect profitability. Any general reduction in flight volumes could have a material adverse effect on our business, results of operations, and financial condition. In the United States, the federal government singularly controls all U.S. airspace, and aviation operators are completely dependent on the FAA to operate that airspace in a safe, efficient, and affordable manner. The expansion of our business into international markets would result in a greater degree of interaction with the regulatory authorities of the foreign countries in which we may operate. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel aviation operators to fly inefficient, indirect routes resulting in delays and increased operational cost. In addition, there have recently been proposals before Congress that could potentially lead to the privatization of the U.S. air traffic control system, which could adversely affect our business. Further, continued implementation of the Next Generation Air Transport System by the FAA could result in changes to aircraft routings and flight paths that could lead to increased noise complaints and lawsuits, resulting in increased costs.

Extreme weather, natural disasters, and other adverse events could have a material adverse effect on our business, results of operations, and financial condition.

Adverse weather conditions and natural disasters, such as hurricanes, winter snowstorms, or earthquakes, can cause flight cancellations or significant delays. Cancellations or delays due to adverse weather conditions or natural disasters, air traffic control shutdowns, problems or inefficiencies, breaches in security, or other factors may affect us to a greater degree than our competitors who may be able to recover more quickly from these events, and therefore could have a material adverse effect on our business, results of operations, and financial condition to a greater degree than other air carriers. Any general reduction in passenger traffic could have a material adverse effect on our business, results of operations, and financial condition.

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

While our customer base is located throughout the continental United States, approximately 70% of our flight demand is within two flight hours of our operations in Kinston, North Carolina. As a result, our business, financial condition, and results of operations are susceptible to certain regional factors, including state regulations and severe weather conditions, catastrophic events, or other disruptions.

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

Certain aircraft models that we operate have experienced accidents while operated by third parties. If other operators experience accidents with aircraft models that we operate, obligating us to take such aircraft out of service until the cause of the accident is determined and rectified, we might lose revenues and might lose customers. It is also possible that the FAA or other regulatory bodies in another country could ground the aircraft and restrict it from flying. In addition, safety issues experienced by a particular model of aircraft could result in customers refusing to use that particular aircraft model or a regulatory body grounding that particular aircraft model. The value of the aircraft model might also be permanently reduced in the secondary market if the model were to be considered less desirable for future service. Such accidents, safety issues or desirability related to aircraft models that we operate could have a material adverse effect on our business, financial condition, and results of operations.

Global macroeconomic conditions, geopolitical developments and other events outside of our control could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Periods of economic uncertainty or weakness, inflationary pressures, changes in interest rates, volatility in fuel prices, reduced consumer and business confidence, and constrained credit markets can reduce demand for private air travel or alter customer purchasing patterns, including causing our customers to reduce discretionary travel, downgrade from larger to smaller aircraft, or decrease their use of premium charter and fractional services. Adverse conditions in the markets where our customers reside or conduct business, as well as disruptions in the broader aviation or travel industries, could negatively affect flight hours, aircraft utilization, pricing, and our ability to grow or maintain our fleet on acceptable terms.

Geopolitical events such as armed conflicts, terrorism or threats of terrorism, trade disputes, economic sanctions, airspace restrictions, and changes in government policies affecting cross‑border travel or aviation regulation (such as the recent FAA closure of airspace around El Paso, Texas) can disrupt flight operations, limit our ability to operate in certain regions, increase operational and insurance costs, or impair the resale value of our aircraft. In addition, public‑health crises, including epidemics and pandemics, can exacerbate these macroeconomic and geopolitical risks by causing widespread illness, labor shortages among pilots, crew and ground personnel, facility closures, disruptions at airports and in air traffic control, and significant changes in customer travel behavior. Such events may trigger or deepen economic downturns, contribute to volatility in financial and fuel markets, and lead to governmental measures such as travel bans, quarantines, operating restrictions or health‑and‑safety requirements that negatively affect our operations and those of our customers, suppliers, and other counterparties.

The extent to which any future public‑health crisis, including a resurgence of COVID‑19 or the emergence of a new contagious disease, as well as adverse macroeconomic or geopolitical developments, may impact our business will depend on numerous factors beyond our control, including the duration and severity of the event and the effectiveness of governmental, business, and individual responses. Any of these macroeconomic, geopolitical, or health‑related developments, individually or in the aggregate, could materially and adversely affect demand for our services, our ability to operate our fleet efficiently, our access to financing and, as a result, our business, financial condition, and results of operations.

We are subject to certain restrictions on our business as a result of our participation in governmental programs under the CARES Act.

In 2020, flyExclusive applied for government assistance under the Payroll Support Program (“PSP”) maintained and administered by the U.S. Department of Treasury (“Treasury”) as directed by the CARES Act and was awarded a total of $16.34 million to support ongoing operations, all of which has been received and subsequently deployed. In addition, a subsidiary of the company, Sky Night, LLC (“Sky Night”) separately applied for assistance under the PSP in 2020, and was awarded an aggregate of $0.74 million, all of which has been received and subsequently deployed. The PSP awards are governed by the terms and conditions of the CARES Act and three consecutive Payroll Support Program Agreements (“PSAs”) with the Treasury. Neither we, nor Sky Night, were required to issue equity or other form of security to the Treasury in connection with such awards.

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

Certain subsidiaries of LGM Ventures, LLC (“LGMV”), which is owned by our Chief Executive Officer, Thomas James Segrave Jr., lease to us a substantial portion of our headquarters and maintenance and operations facilities. During the year ended December 31, 2025, rental payments under the leases related to LGMV were $4.2 million. While the majority of these leases have terms greater than 10 years, we have no assurance that these related parties will renew the lease agreements after expiration or that any renewal offered to us will be on terms that we find acceptable. If we cannot renew the leases, we will be required to move a substantial portion of our headquarters and operations, which may adversely affect our reputation, financial condition, and results of operation.

It may ultimately be determined that we did not qualify for the Employee Retention Credit and we may be required to repay the ERC amounts received, which could have a material adverse effect on our business, results of operations and financial condition.

As of December 31, 2025, we had applied (in 2020) for $9.5 million and received the Employee Retention Credit (“ERC”) in the total amount of $9.0 million. Our legal counsel has issued a legal opinion that we, more likely than not, qualified for the ERC. However, it remains uncertain whether we meet the qualifications required to receive the ERC. If we are ultimately required to repay the ERC it may materially adversely affect our financial condition and results of operations.

Legal and Regulatory Risks Relating to Our Business

We are subject to significant governmental regulation and changes in government regulations imposing additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions.

All FAA certified air carriers, including us, are subject to regulation by the DOT, the FAA, and other governmental agencies, including the DHS, the TSA, the CBP, and others. The laws and regulations enforced by these and other agencies impose substantial costs on us, may reduce air travel demand, and also may restrict the manner in which we conduct our business now or in the future, resulting in a material adverse effect on our operations. In April 2024, the FAA issued a new rule that expanded the requirement for a safety management system to all certificate holders operating under FAA Part 135, which increased our regulatory compliance costs. We also incur substantial costs in maintaining our current certifications and otherwise complying with the laws to which we are subject. An adverse decision by a federal agency may have a material adverse effect on our operations, such as an FAA decision to ground, or require time consuming inspections of or maintenance on, all or any of our aircraft. Our business may also be affected if government agencies shut down for any reason or if there is significant automation or another operational disruption, such as those attributed to Air Traffic Control or weather.

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

If applicable in the future, compliance with foreign ownership regulations could adversely impact our business

Under DOT regulations and federal law, we must be owned and controlled by U.S. citizens. The restrictions imposed by federal law and regulations currently require that at least 75% of our voting stock must be owned and controlled, directly and indirectly, by persons or entities who are U.S. citizens, as defined in the Federal Aviation Act, that our president and at least two-thirds of the members of our Board of Directors and other managing officers be U.S. citizens, and that we be under the actual control of U.S. citizens. In addition, at least 51% of our total outstanding stock must be owned and controlled by U.S. citizens and no more than 49% of our stock may be held, directly or indirectly, by persons or entities who are not U.S. citizens and are from countries that have entered into “open skies” air transport agreements with the U.S. which allow unrestricted access between the United States and the applicable foreign country and to points beyond the foreign country on flights serving the foreign country. We are currently in compliance with these ownership provisions, but a failure in the future to comply with these provisions could adversely affect our business.

Revocation of permits, approvals, authorizations, and licenses may adversely affect us.

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

Our owned and leased fleet is comprised of a limited number of aircraft types, including the Citation CJ3 / CJ3+, Citation Excel / XLS / XLS+, Citation Encore+, Citation Sovereign, Citation X, HondaJet, and Challenger 300/350 aircraft. The issuance of FAA or manufacturer directives restricting or prohibiting the use of any one or more of the aircraft types we operate could have a material adverse effect on our business, results of operations and financial condition.

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

As of February 28, 2026, the existing equityholders of LGM, including Segrave Jr. (the "Existing Equityholders”) held a majority of our Class B Common Stock and as a result, control a majority of the voting power of the Company. As a result of the Existing Equityholders’ holdings, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE American. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group, or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that (i) a majority of our Board consist of independent directors, (ii) we have a compensation committee that is composed entirely of independent directors, and (iii) we have a nominating/corporate governance committee that is composed entirely of independent directors.

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

As of December 31, 2025, Jim Segrave Jr. beneficially owned approximately 65.8% of our Class A Common Stock and 100% of our Class B Common Stock outstanding representing a combined voting power of approximately 65.8%, assuming that all LGM Common Units, all of our publicly traded warrants (“Public Warrants”) and all of the privately placed warrants we issued in connection with our IPO (the “Private Placement Warrants”) are exercised or exchanged for shares of our Class A Common Stock and that such shares are deemed issued and outstanding. Accordingly, Segrave Jr. is able to control or exert substantial influence over all matters submitted to our stockholders for approval, including the election of directors and amendments of our organization documents. Segrave Jr. may have interests that differ from those of the other stockholders and may vote in a way with which the other stockholders disagree and which may be adverse to their interests. This concentrated control may have the effect of delaying, preventing, or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the Company, and might ultimately affect the market price of shares of our Class A Common Stock and our Public Warrants.

We cannot predict the impact our multi-class structure may have on the stock price of our Class A Common Stock.

We cannot predict whether our multi-class structure will result in a lower or more volatile market price of our Class A Common Stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell and S&P Dow Jones announced that they would cease to allow to be included in their indices most newly public companies utilizing dual or multi-class capital structures if the unrestricted stockholders hold less than 5% of the total voting rights.

Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. We were added to the Russell 2000 in September 2025. Under the announced policies, our multi-class capital structure could make us ineligible for inclusion in certain indices depending on the ownership of our Common Stock, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices would not be investing in our stock. If we failed to continue to meet the inclusion criteria for the Russell 2000, it could depress the valuation of our Class A Common Stock as compared to those of other similar companies that are included in the Russell 2000 or other such indices. If we were excluded from the Russell 2000, we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make shares of our Class A

Common Stock less attractive to other investors. As a result, the market price of shares of our Class A Common Stock could be adversely affected.

We qualify as an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX"), (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders might not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO (December 31, 2028), (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three year period. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, SOX, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE American, and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly and increase demand on our systems and resources, particularly after we cease to be an “emerging growth company.” SOX requires us to, among other things, maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based upon management’s evaluation, we concluded that our internal control over financial reporting was not effective as of December

31, 2025, due primarily to: a failure to design and maintain formal accounting policies, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting, and disclosures, including controls over the preparation and review of account reconciliations and journal entries; and a failure to maintain a sufficient complement of personnel possessing the appropriate technical accounting competency, training, and experience to address, review, and record financial reporting transactions under U.S. GAAP.

Our efforts to remediate these material weaknesses might not be effective or prevent any future material weaknesses or significant deficiency in our internal control over financial reporting. If our efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis. In fact, we did not timely file a Form 10-Q for the quarter ended September 30, 2023, a Form 10-K for the year ended December 31, 2024, or a Form 10-Q for the quarter ended March 31, 2024. We might not be able to file timely reports in the future, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of our securities to decline.

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

At the closing of the Business Combination, we, LGM, the Existing Equityholders, and the TRA Holder Representative entered into the Tax Receivable Agreement, dated as of December 27, 2023. Pursuant to the Tax Receivable Agreement, we will generally be required to pay the Existing Equityholders 85% of the amount of savings, if any, in U.S. federal, state, local, and foreign taxes that are based on, or measured with respect to, net income or profits, and any interest related thereto that the Tax Group (i.e., us and our applicable consolidated, unitary, or combined subsidiaries) realizes, or is deemed to realize, as a result of certain Tax Attributes, which include:

•
tax basis adjustments resulting from the repurchase by LGM of LGM Common Units (including any such adjustments resulting from certain payments made by us under the Tax Receivable Agreement) in accordance with the terms of the Equity Purchase Agreement.
•
tax basis adjustments resulting from taxable exchanges of LGM Common Units (including any such adjustments resulting from certain payments made by us under the Tax Receivable Agreement) acquired by us from an Existing Equityholder pursuant to the terms of the A&R Operating Agreement; and
•
tax deductions in respect of portions of certain payments made under the Tax Receivable Agreement.

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
•
reduced liquidity for our securities;
•
a determination that the Class A Common Stock is a “penny stock” which will require brokers trading in the Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•
a limited amount of news and analyst coverage; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

We may redeem our Public Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption rights if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We have registered such shares of common stock under the federal securities laws and our listing on the NYSE American provides an exemption under the blue sky laws of the various states; provided such registration and listing remain effective, we will be able to redeem the Public Warrants.

Redemption of the outstanding Public Warrants could force you (i) to exercise your Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your Public Warrants at the then-current market price when you might otherwise wish to hold your Public Warrants, or (iii) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of your Public Warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees.

If we raise capital in the future by issuing shares of common or preferred stock or other equity or equity-linked securities, convertible debt, or other hybrid equity securities, our then existing stockholders may experience dilution, such new securities may have rights senior to those of our common stock, and the market price of our common stock may be adversely effected.

If we raise capital in the future, our then existing stockholders may experience dilution. The Company’s Second Amended and Restated Certificate of Incorporation (the "Certification of Incorporation") provides that preferred stock may be issued from time to time in one or more series. Our Board is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional, or other special rights and any qualifications, limitations, and restrictions thereof, applicable to the shares of each series. As previously reported, our Board has used this authority to issue shares of non-convertible non-voting Series A preferred stock and shares of convertible non-voting Series B preferred stock. Our Board may in the future, without stockholder approval, issue other preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the shares of Class A Common Stock and could have anti-takeover effects. The ability of our Board to issue preferred stock without stockholder approval could have the effect of delaying, deferring, or preventing a change of control of us or the removal of existing management. The issuance of any such securities may adversely affect the market price of our Class A Common Stock. For example, we issued shares of our Class A Common Stock in a public offering in January 2026 at $6.65 per share and the market price decreased significantly shortly thereafter.

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

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about our Company, our business, market, or competitors. Securities and industry analysts do not currently, and may never, publish research on our Company. If any of the analysts who may cover our Company in the future change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, the market price of our securities would likely decline. If any analyst who may cover our Company in the future were to cease coverage of our Company or fail to regularly publish reports on it, we could lose visibility in the financial markets, which in turn could cause the market price or trading volume of our securities to decline.

The issuance of shares of our Class A Common Stock upon the closing of the Proposed Merger of FlyX Merger Sub, Inc. and Jet.AI Merger Sub will dilute your ownership.

The issuance of shares of our Class A Common Stock upon the closing of the Proposed Merger will cause dilution to the ownership of our then existing holders of Class A Common Stock. The number of shares to be issued to Jet.AI stockholders at closing will be based on the closing exchange ratio set out in the merger agreement which will be based on, in part, SpinCo’s net cash at closing and the volume weighted average closing sale price of flyExclusive’s Class A Common Stock for the 30 trading days ending three days prior to the closing date, subject to certain adjustments. Assuming that SpinCo’s net cash at closing is $12,000,000 and that the volume weighted average closing sale price of flyExclusive’s Class A Common Stock for the 30 trading days ending 3 days prior to the closing date is $2.01 per share, which was the closing sale price on March 2, 2026, we would expect to issue an aggregate of 6,865,672 shares of our Class A Common Stock. The actual amount of shares issued will depend on the Class A Common Stock price and SpinCo’s net cash, which could result in fewer or more shares being issued.

Substantial future sales of our Class A Common Stock by existing stockholders could cause the market price of our Class A Common Stock to decline.

We have filed registration statements to register shares of our Class A Common Stock for resale by existing stockholders (including shares owned by Jim Segrave, Jr., our CEO and Chairman, and EG Sponsor LLC) that as of February 28, 2026 represented 88.1% of our total shares of Class A Common Stock outstanding on a fully diluted basis.

Now that the registration statements for the resale of such shares are effective and until such time that they are no longer effective, the resale of these securities will be permitted pursuant to the respective registration statement. The resale, or expected or potential resale, of a substantial number of our shares of Class A Common Stock in the public market could adversely affect the market price for our Class A Common Stock and make it more difficult for you to sell your shares of Class A Common Stock at such times and at such prices that you deem desirable. Furthermore, we expect that because of the large number of securities registered pursuant to the registration statements, those existing selling stockholders will continue to offer the securities covered by the registration statements for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the registration statements may continue for an extended period of time. In addition, the market reaction to such sales of our Class A Common Stock could also negatively affect the price of our Public Warrants.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

flyExclusive’s management and Board of Directors recognize the importance of information security and managing risks from cybersecurity threats across the enterprise. We have designed our cybersecurity risk management program (the “Cybersecurity Program”) to assess, identify, and manage these risks.

Risk Management Strategy

Overview

Our Cybersecurity Program is based on the Cybersecurity Framework (“CSF”) promulgated by the National Institute of Standards and Technology (“NIST”) that align with industry best standards, and includes the following key elements:

1.
identification and assessment of cybersecurity threats and vulnerabilities based on periodic internal and external assessments and monitoring, information from internal stakeholders, and external publications and resources;
2.
technical and organizational safeguards designed to protect against identified threats, including documented policies and procedures, technical controls, and employee education and awareness;
3.
processes to detect the occurrence of cybersecurity events, and maintenance of incident response and recovery and business continuity plans and processes; and
4.
a third-party risk management process to manage cybersecurity risks associated with our service providers, suppliers, and vendors.

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

Risks from Cybersecurity Threats

As of the date of this Annual Report, flyExclusive has not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that could be considered material, individually or in the aggregate. Notwithstanding our vigilance and our Cybersecurity Program, we might not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. For further information, refer to Section 1A, Risk Factors, for a discussion of risks related to cybersecurity and technology.

Governance

flyExclusive seeks to ensure effective governance in managing risks associated with cybersecurity threats, as more thoroughly described below.

Board of Directors Oversight

The Audit and Risk Committee of the Board of Directors is responsible for the oversight of risks from cybersecurity threats. The Audit and Risk Committee receives periodic reports from the Company’s Chief Financial Officer (“CFO”) and other members of management regarding risks from cybersecurity threats and the implementation and effectiveness of our Cybersecurity Program. The Audit and Risk Committee in turn briefs the Board of Directors at scheduled meetings about cybersecurity developments.

Management’s Role in Cybersecurity Risk Management

Management recognizes the importance and its responsibility for day-to-day implementation of the Cybersecurity Program. To this end, we have implemented a governance structure that assigns specific responsibilities to key members of our management team, with oversight by our Board of Directors. The Senior Vice President of Technology ("SVP of Technology") is primarily responsible for the operational aspects of our Cybersecurity Program. This includes the implementation of industry best practice technical security measures, monitoring of our network and systems for security threats, and working with our internal information technology ("IT") team and external experts in the assessment, identification, and management of cybersecurity threats. Our SVP of Technology has a Bachelor of Science in Computer Science and over 30 years of experience in senior IT, information security, and management roles, including the last five years at public companies. The CFO has primary responsibility for overseeing the Cybersecurity Program and assessing and managing risks from cybersecurity threats, including directing communications with the Audit and Risk Committee and the Board of Directors regarding cybersecurity risks and developments. Our CFO has a Bachelor of Science and a Master of Science in Accountancy and a 20-year career in public accounting and finance and accounting executive leadership roles at both public and private companies.

Monitoring of Cybersecurity Incidents

The SVP of Technology oversees our processes for the prevention, detection, mitigation, and remediation of cybersecurity incidents. In the event of a cybersecurity incident, we have an established incident response plan and processes for investigating, responding to, and recovering from the incident. Depending on the nature and severity of the incident, the plan and those processes also provide for escalating notification of management and the Audit and Risk Committee of the Board of Directors.

Item 2. Properties.

LGM’s operations are centered at flyExclusive’s corporate headquarters in Kinston, North Carolina. Located within the North Carolina Global TransPark ("NCGTP"), flyExclusive leases approximately 145,000 square feet of office and hangar space from the NCGTP’s 2,500-acre multimodal industrial park, which boasts an 11,500-foot runway. Kinston is within two hours of approximately 70% of flyExclusive flights. flyExclusive also leases approximately 24,000 square feet of office space in Raleigh, North Carolina for various components of the organization, including shared services, sales and marketing, software development, and finance.

A third-party affiliate, LGM Ventures, LLC ("LGMV"), which is owned by Segrave Jr., leases to us a substantial portion of our headquarters and maintenance and operations facilities that are not part of the NCGTP under various leases. The majority of the leases have a term greater than 10 years.

Item 3. Legal Proceedings.

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

On August 23, 2023, prior to Exclusive filing a responsive pleading in the Initial Lawsuit, WUP voluntarily dismissed the Initial Lawsuit. That same day, WUP re-filed the same lawsuit against Exclusive in the Supreme Court of the State of New York, County of New York (the “State Lawsuit”). On September 12, 2023, Exclusive removed the State Lawsuit to the Southern District of New York (the “Court”), as case number 1:23-cv-08077-VSB. On September 19, 2023, Exclusive filed a motion to dismiss for lack of personal jurisdiction or, in the alternative, motion to transfer the lawsuit to the U.S District Court for the Eastern District of North Carolina (“Motion to Dismiss”). On October 9, 2023, WUP filed a motion to remand the State Lawsuit back to state court (“Motion to Remand”) contending that the Court lacks subject matter jurisdiction because there is not complete diversity of citizenship between the parties.

On October 31, 2024, Exclusive filed an answer denying that WUP is entitled to any of the relief sought by WUP, and also filed a counterclaim for breach of contract against WUP seeking damages in excess of $75,000. On March 28, 2025, WUP’s Motion to Remand was granted and Exclusive’s Motion to Dismiss was denied as moot. The action accordingly was remanded to and reinstated in the New York Supreme Court (Commercial Division) as Index No. 654094/2023 (“NY State Lawsuit”). Exclusive re-filed its counterclaim for damages against WUP and re-filed its motion to dismiss WUP’s complaint for lack of personal jurisdiction over Exclusive. On July 23, 2025, WUP filed an Amended Complaint in the NY State Lawsuit.

WUP asserted six new claims in the Amended Complaint: (1) breach of contract based on Exclusive’s alleged failure to comply with WUP’s purported audit rights under Section 18 of the GRP Agreement; (2) Unfair and Deceptive Trade Practices under N.C.G.S. § 75-1.1 based on Exclusive’s alleged wrongful termination of the GRP Agreement and retention of deposits paid by WUP; (3) fraudulent misrepresentation that Exclusive would return a significant portion of WUP’s deposits arising from Thomas J. Segrave, Jr.’s (“Mr. Segrave”) allegedly false statement that Exclusive would apply a certain portion of WUP’s deposits towards future invoices per month; (4) conversion of WUP’s deposits; (5) money had and received based on Exclusive’s alleged wrongful retention of WUP’s deposits; and (6) piercing the corporate veil of Exclusive to hold Mr. Segrave liable for Exclusive’s alleged liabilities. On September 9, 2025, Exclusive and Mr. Segrave filed their Answer to WUP’s Amended Complaint, re-filed Exclusive’s counterclaim, and filed a motion to dismiss the Amended Complaint for lack of personal jurisdiction over Exclusive and Mr. Segrave. On December 2, 2025, Exclusive’s and Mr. Segrave’s motion to dismiss for lack of personal jurisdiction was granted. On December 23, 2025, Exclusive and WUP stipulated to a dismissal of all claims in the NY State Lawsuit without prejudice.

On December 30, 2025, WUP filed a complaint (“NC Complaint”) against Exclusive and Mr. Segrave in the Superior Court Division of the General Courts of Justice of Wake County, North Carolina (“NC State Lawsuit”). The NC Complaint alleges the same claims as the Amended Complaint in the NY State Lawsuit. The NC State Lawsuit is currently pending as case number 25CV047093-910.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Prior to December 27, 2023, our publicly traded units, Class A Common Stock and publicly traded warrants were listed on NYSE under the symbols “EGGFU,” “EGGF,” and “EGGFW,” respectively. Upon the Closing on December 27, 2023, our Class A Common Stock and publicly traded warrants became listed on NYSE American under the symbols “FLYX” and “FLYX.WS,” respectively. Our publicly traded units automatically separated into their component securities upon the Closing, and as a result, no longer trade as a separate security and were delisted from NYSE American.

As of February 28, 2026, there were 2,519,869 publicly traded warrants, 4,333,333 private placement warrants, and 49,930,000 LGM Common Units outstanding, which are convertible into an aggregate of 56,783,202 shares of our Class A Common Stock.

On March 2, 2026, the closing price of our Class A Common Stock was $2.01.

Holders of Common Stock

As of February 28, 2026, there were approximately 850 holders of record of our Class A Common Stock and one holder of record of our publicly traded warrants. However, because many of the shares of our Class A Common Stock and our publicly traded warrants are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our Class A Common Stock and our publicly traded warrants than record holders.

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

Equity Compensation Plans

The following table sets forth the indicated information as of December 31, 2025 with respect to our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted- average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected under column (a))(c)
Equity compensation plans approved by security holders	7,200,000	$3.52	7,800,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	7,200,000	$3.52	7,800,000

Our 2023 Equity Incentive Plan (the “2023 Plan”) became effective on December 27, 2023 after its approval by our stockholders on December 7, 2023. The 2023 Plan was amended to increase the shares reserved thereunder upon the approval of our stockholders on December 30, 2025.

Recent Sales of Unregistered Securities

On October 10, 2025, we issued to an individual, as payment for the redemption of an ownership interest in one of our subsidiaries, 83,102 shares of the Company’s Class A Common Stock at a per share purchase price of $3.61, which was the 30-day volume weighted average price as of the date that our Board approved the issuance. The shares were issued in a private placement pursuant to Section 4(a)(2) of the Securities Act.

On October 13, 2025, we issued to five individuals, in payment of a dispute settlement, an aggregate of 15,180 shares of the Company’s Class A common stock at a per share purchase price of $4.94, which was the 30-day volume weighted average price as of the date that the parties agreed to the issuance. The shares were issued in a private placement pursuant to Section 4(a)(2) of the Securities Act.

On October 30, 2025, we issued to a service provider, in satisfaction of service fees, 27,701 shares of our Class A Common Stock at a purchase price of $3.61, which was the 30-day volume weighted average price as of the date that our Board approved the issuance. The shares were issued in a private placement pursuant to Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

We did not make any purchases of our common stock during the three months ended December 31, 2025, which is the fourth quarter of our fiscal year.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview of Our Business

flyExclusive is a premier owner and operator of curated private aviation experiences dedicated to surpassing passenger expectations for quality, convenience, and safety. Our mission is to be the world’s most vertically integrated private aviation company through capital-efficient program growth, an industry-leading pricing model, optimal dispatch availability, in-house training, and a controlled premium customer experience on modernized aircraft. As of December 31, 2025, we had 82 aircraft in our owned and leased fleet that includes light, midsize, super-midsize, and large jets. As one of the nation’s largest Citation operators, flyExclusive has curated a versatile fleet of Citation CJ3 / CJ3+, Citation Excel / XLS / XLS+, Citation Sovereign, Citation X, and Challenger 300 / 350 aircraft. We have a long track record of success and growth across a full range of industry services. Our core competitive advantage is the purpose-built, in-house control of decisions and processes needed to operate a successful private aviation company through a range of market environments.

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

Fractional ownership members purchase a fractional ownership interest in an aircraft for a contractual term of up to five years, which grants the member access to our light, midsize, and super mid-size fleets. Fractional members pay daily and hourly rates for each flight. The first stage of the fractional revenue stream is the pre-owner stage where the member signs a letter of intent and interim use agreement, which may be before the aircraft is available. At this time, the member pays two deposits: one deposit is towards the purchase of the fractional interest, and the second deposit is to have the ability to use the fleet in the interim period prior to owning the fractional interest. Upon completion of enrollment in the program, fractional members who purchase new aircraft obtain ownership when the aircraft is delivered, expected to be approximately one year from when the aircraft is ordered from the manufacturer. Fractional members have the ability to advance ownership if they purchase an interest in one of our pre-owned fractional aircraft. Once the transfer of interest in the aircraft is complete, the member becomes a fractional owner in the aircraft. With the transfer of interest, flyExclusive is still able to utilize these aircraft to service other channels, providing us with a capital-light way to grow our fleet.

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

Wheels Up (“WUP”) Termination

On June 30, 2023, we served WUP a Notice of Termination of the parties’ Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021 (the “GRP Agreement”). As a result of the termination, the GRP program did not generate revenue following the date of the GRP Agreement’s termination, which had a material impact on the financial statements for the year ended December 31, 2023. For some time prior to the termination of the GRP Agreement we were planning, for the strategic reasons of avoiding excessive reliance on a single customer and shifting towards focusing on wholesale and contractual retail customers, to scale down business with WUP, and we had already reflected scaled down revenue accordingly in our publicly disclosed projections. However, the termination of the GRP Agreement will have a material impact on the financial statements beyond 2023 until we are able to successfully effectuate this planned strategic shift and replace the revenue lost from the termination of the GRP Agreement. Additionally, as of June 27, 2023, WUP accounted for $15.7 million in receivables, which was a significant majority of total receivables at that time. When the agreement with WUP was terminated on June 30, 2023 the receivable balances were eliminated, as allowable under relevant accounting standards, by being applied against existing deposits held under the GRP Agreement. The GRP Agreement provided for an orderly draw down period of the designated aircraft at a maximum of two aircraft per month. The Company submitted a bill for monies due under the GRP Agreement during the draw down period through July 31, 2024. Billed but unrecorded amounts through December 31, 2025 totaled $59.0 million.

See Note 22 “Commitments and Contingencies” of the notes to the consolidated financial statements included elsewhere in this Report, for more information on the WUP termination.

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

The CARES Act also provides an Employee Retention Credit (“ERC”) program. The goal of the ERC program is to encourage employers to retain and continue paying employees during periods of pandemic-related reduction in business volume even if those employees are not actually working, and therefore, are not providing a service to the employer. Under the Act, eligible employers could take credits up to 70% of qualified wages with a limit of $7 thousand per employee per quarter for the first three quarters of calendar year 2021. In order to qualify for the ERC in 2021, organizations generally had to experience a more than 20% decrease in gross receipts in the quarter compared to the same quarter in calendar year 2019 or its operations are fully or partially suspended during a calendar quarter due to “orders from an appropriate governmental authority limiting commerce, travel, or group meetings (for commercial, social, religious, or other purposes)” due to COVID-19. The credit is taken against our share of Social Security Tax when our payroll provider files or subsequently amends the applicable quarterly employer tax filings.

As of December 31, 2025, we had applied for $9.5 million and received $9.0 million of ERC. Our legal counsel has issued a legal opinion that we, more likely than not, qualified for the ERC. However, it remains uncertain whether we meet the qualifications required to receive the ERC. Therefore, the balance was included in accrued expenses and other current liabilities in the consolidated balance sheets should we be required to potentially repay the ERC.

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

The following table reconciles Adjusted EBITDA and Adjusted EBITDAR to net loss, the most directly comparable U.S. GAAP measure (in thousands):

	Year Ended December 31,
	2025	2024
Net loss	$(67,114)	$(101,495)
Add (deduct):
Interest income	(1,371)	(4,313)
Interest expense	21,395	21,183
Income tax expense	37	41
Depreciation and amortization	23,587	25,709
Litigation costs (1)	685	—
Acquisition costs (2)	1,746	—
Equity-based compensation	5,236	753
Non-cash loss on assets held for sale (3)	3,327	3,106
Realized losses due to fleet modernization (4)	2,423	(2,665)
Loss on extinguishment of debt	1,395	—
Change in fair value of warrant liabilities	1,430	1,467
SOX control remediation	236	—
Adjusted EBITDA	(6,988)	(56,214)
Aircraft lease costs	19,402	19,802
Adjusted EBITDAR	$12,414	$(36,412)

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

The following table summarizes our key operating metrics:

	As of
	December 31,
	2025	2024
Ending aircraft on certificate	82	89
Aircraft operated under the Volato Agreement	—	14
Total aircraft operated	82	103

	Year Ended December 31,
	2025	2024
Members contributing to revenues	1,304	1,195
Active members	1,203	1,076
Average aircraft on certificate	92	101
Aircraft contributing to revenues	91	114
Total flight hours	74,636	66,606
Total hours per aircraft	810.1	660.9
Members per aircraft	14.3	10.5

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

Members per aircraft

We define members per aircraft as members contributing to revenues divided by aircraft contributing to revenues. We use members per aircraft to control the customer experience through the management of our customer to aircraft ratio. For the year ended December 31, 2025, 96.9% of our customers were fulfilled on our fleet without the potential high-cost of reliance of third parties to meet demand. An optimal customer to aircraft ratio allows us to gain a competitive advantage by having sufficient aircraft available to meet member demand and be flexible to backfill unused aircraft for wholesale use.

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

Gain (Loss) on lease termination

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

Results of Operations

Results of Our Operations for the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

The following table sets forth our results of operations for the years ended December 31, 2025 and 2024 (in thousands, except percentages):

	Year Ended December 31,		Change in
	2025	2024	$	%
Revenue	$375,877	$327,274	$48,603	14.9%
Costs and expenses
Cost of revenue	319,625	290,212	29,413	10.1%
Selling, general and administrative	82,586	91,337	(8,751)	(9.6)%
Depreciation and amortization	23,587	25,709	(2,122)	(8.3)%
(Gain) loss on aircraft sales and aircraft held for sale	(2,688)	2,795	(5,483)	(196.2)%
Total costs and expenses	423,110	410,053	13,057	3.2%
Loss from operations	(47,233)	(82,779)	35,546	(42.9)%
Other income (expense)
Interest income	1,371	4,313	(2,942)	(68.2)%
Interest expense	(21,395)	(21,183)	(212)	1.0%
(Loss) gain on lease termination	(2,468)	133	(2,601)	(1955.6)%
Change in fair value of warrant liabilities	(1,430)	(1,467)	37	(2.5)%
Loss on extinguishment of debt	(1,395)	—	(1,395)	100.0%
Other income (expense)	5,473	(471)	5,944	(1262.0)%
Total other income (expense), net	(19,844)	(18,675)	(1,169)	6.3%
Loss before income taxes	(67,077)	(101,454)	34,377	(33.9)%
Income tax expense	37	41	(4)	(9.8)%
Net loss	(67,114)	(101,495)	34,381	(33.9)%
Less: Net loss attributable to redeemable noncontrolling interests	(50,529)	(73,384)	22,855	(31.1)%
Less: Net income (loss) attributable to noncontrolling interests	1,007	(7,037)	8,044	(114.3)%
Net loss attributable to flyExclusive, Inc.	$(17,592)	$(21,074)	$3,482	(16.5)%

Revenue

	Year Ended December 31,		Change
	2025	2024	Amount	%
Jet club and charter	$325,472	$295,478	$29,994	10.2%
Fractional ownership	37,681	22,687	14,994	66.1%
Maintenance, repair, and overhaul	10,623	7,167	3,456	48.2%
Aircraft management services	2,101	1,942	159	8.2%
Total revenue	$375,877	$327,274	$48,603	14.9%

Jet club and charter revenue increased by $30.0 million, or 10.2%, to $325.5 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Jet club and charter flight hours increased by 8.8% and effective hourly rates increased by 1.3% during the year ended December 31, 2025 compared to the year ended December 31, 2024.

Fractional ownership revenue increased by $15.0 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024 due to fractional membership growth.

Maintenance, repair, and overhaul revenue increased by $3.5 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024 due to an increase in external services for outside customers.

Aircraft management services revenue increased by $0.2 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024 as a result of the Company providing certain aircraft management services for third-party aircraft owners under the Volato Agreement for the full 2025 fiscal year.

We expect our revenue to increase over time as a result of adding aircraft to our fleet and forecasted membership growth.

Costs and expense

Cost of revenue

Cost of revenue increased by $29.4 million, or 10.1%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to:

-
An increase of $8.9 million in overhaul program expense;
-
An increase of $8.6 million for affiliate lift expense;
-
An increase of $4.2 million for salaries and wage related expense;
-
An increase of $3.7 million for aircraft repair and maintenance;
-
An increase of $2.6 million for aircraft management expenses; and
-
An increase of $1.5 million for fuel expense.

While expenses increased for the year ended December 31, 2025 compared to the same period of 2024, gross margin improved, primarily driven by the realization of the Company's prior year fleet modernization efforts.

Selling, general and administrative

Selling, general and administrative expenses decreased by $8.8 million, or 9.6%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease in selling, general and administrative expenses was primarily attributable to:

-
A decrease of $10.1 million in professional fees, advertising and marketing costs;
-
A decrease of $2.0 million in bad debt expense; and
-
An increase of $3.2 million in personnel and training-related expenses.

These positive trends reflect the Company's efforts to optimize its workforce and control costs, even as revenue grew for the period.

(Gain) loss on aircraft sales and aircraft held for sale

Gain (loss) on aircraft held for sale changed by $5.5 million, as a result of the favorable environment for selling aircraft for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Other income (expense)

Interest income

Interest income decreased by $2.9 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by a decrease in interest income from U.S. Treasury bills as well as sales of investment securities during 2025.

Gain (Loss) on lease termination

The loss on lease termination increased by $2.6 million for the year ended December 31, 2025, compared to the year ended December 31, 2024 primarily due to increased impairment on leasehold improvements during 2025 as a result of the sale of additional aircraft.

Loss on extinguishment of debt

The loss on extinguishment of debt increased by $1.4 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 as a result of the exchange of the EGA Sponsor Note in exchange for additional shares of Series B Preferred Stock in the first quarter of 2025.

Other income (expense)

Other income (expense) increased by $5.9 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily driven by the exercise of options related to the fourth amendment to the Volato Aircraft Management Services Agreement, which was executed during the fourth quarter of 2025.

The remaining fluctuations were not individually significant.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Our principal sources of liquidity have historically consisted of (i) financing activities, including proceeds from equity investments, notes payable, and (ii) operating activities, primarily from the increase in deferred revenue associated with prepaid flights. As of December 31, 2025 we had $29,340 in cash and cash equivalents. In addition, as described below, in January 2024 we entered into a senior secured note to borrow up to $25.8 million and as described below, in March 2024, we issued non-convertible redeemable Series A preferred stock that provided the Company with approximately $25.0 million of capital, and in August 2024, we issued convertible Series B preferred stock that provided the Company with approximately $25.5 million of capital. On December 31, 2025, the Series B Preferred Stock automatically converted into the Company’s Class A Common Stock. Our cash equivalents primarily consist of liquid money market funds. See Note 24, "Subsequent Events" for further information on sources of liquidity received after December 31, 2025.

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

The Company believes its cash and cash equivalents on hand, operating cash flows, and proceeds from the fractional program will be sufficient to fund operations, including capital expenditure requirements, for at least 12 months from the filing date of this Form 10-K. However, the Company might need additional capital to fund growth plans or as circumstances change, which it would expect to obtain through equity issuances, refinancing existing debt or new borrowings.

Cash Requirements

Our material cash requirements include the following contractual and other obligations:

Debt

See Note 15 "Debt" to our financial statements included elsewhere in this Report for further information on the debt arrangements discussed below.

Short-Term Notes Payable

We have entered into multiple short-term loan agreements with various lenders for the purpose of financing the purchase of aircraft. The loan agreements have varying interest rates, maturity dates, and-lender imposed restrictions.

Credit Facility (Term Loan)

In August 2018, we entered into a term loan agreement with a maximum borrowing capacity of $12.3 million. We have since entered into amended term loan agreements, which raised the maximum borrowing capacity to $15.3 million. As of December 31, 2025 we had $0 outstanding under the Credit Facility (Term Loan), and we are not exploring renewal of the term loan agreement.

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

March 2025 Series B Preferred Stock and December 2025 Automatic Conversion

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

All outstanding shares of Series B Preferred Stock automatically converted into 10,394,088 shares of the Company’s Class A Common Stock on December 31, 2025 (the “Automatic Conversion Date”) at a conversion price of $5.00 (“Conversion Price”). As the VWAP on the Trading Day (each as defined in the Series B Certificate of Designation) immediately preceding the Automatic Conversion Date was less than the Conversion Price, the Conversion Rate (as defined in the Series B Certificate of Designation) with respect to each share of Series B Preferred Stock was increased by the requisite number of shares of Class A Common Stock such that the value of the shares of Class A Common Stock issuable in respect of the initial stated value of each share of Series B Preferred Stock equals $1,000.00.

Leases

We have entered into various lease arrangements for vehicles, hangars, office space, and aircraft. In addition to leases of aircraft, we are obligated to pay into aircraft reserve programs.

The duration of our leases varies from two to thirty years. Our vehicle leases are typically month-to-month and are classified as short-term leases.

See Note 16 "Leases" to our financial statements included elsewhere in this Report for further detail of our lease arrangements.

Short-Term Expenditures

We currently anticipate that cash required for expenditures for the 12 months after the date of this Report is approximately $134.0 million, which includes accounts payable of $30.7 million, other current liabilities of $36.5 million, short-term notes payable of $8.5 million, long-term notes payable - related party, current portion of $9.0 million, long-term notes payable, current portion of $29.9 million and non-cancellable lease payments of $19.4 million. We plan to refinance contractual principal payments that comprise the short-term debt liability as they become due. As stated above, we have maintained a positive relationship with our debtholders and have not historically had any difficulty refinancing our debt obligations. Based on our historical experience and the fact that we have not suffered any decline in creditworthiness, we expect that our cash on hand and cash earnings will enable us to secure the necessary refinancing. The accounts payable, accrued expenses, and lease liabilities will be settled using a combination of cash generated by operations, sale of investments, and incremental borrowing activity, if necessary.

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Item 1A, "Risk Factors — Risks Related to Our Business and Industry."

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$6,688	$(10,929)
Investing activities	108,915	(7,869)
Financing activities	(117,957)	38,866
Net increase (decrease) in cash and cash equivalents	$(2,354)	$20,068

Net cash flows from operating activities

Net cash provided by operating activities for the year ended December 31, 2025 was $6.7 million, resulting from our net loss of $67.1 million, adjusted for $23.6 million of depreciation and amortization, $3.3 million in non-cash interest expense, $21.4 million in non-cash rent expense, $2.5 million loss on lease termination, a $1.4 million change in fair value of warrant liabilities, a $1.4 million loss on extinguishment of debt, and $4.5 million of stock based compensation, offset by a $16.9 million increase from net changes in operating assets and liabilities, $0.6 million in non-cash interest income and a $2.7 million gain on aircraft held for sale. The $16.9 million increase provided from operating assets and liabilities is primarily due to a $16.8 million increase in other non-current liabilities, $12.7 million increase in accounts payable, $9.4 million increase in deferred revenue, and a $6.0 million increase in other current liabilities. The increases are partially offset by a $21.1 million decrease in operating lease liabilities, $4.1 million increase in notes receivable - related parties, $2.3 million increase in other assets, $2.2 million increase in prepaid expenses and other current assets, and a $1.2 million increase in accounts receivable.

Net cash used in operating activities for the year ended December 31, 2024 was $10.9 million, resulting from our net loss of $101.5 million, $25.0 million of depreciation and amortization, $1.1 million in amortization of contract costs, $0.7 million in amortization of finance lease right-of-use assets, $1.5 million in non-cash interest expense, $21.2 million in non-cash lease expense, $2.8 million loss on aircraft held for sale, a $2.2 million provision for credit losses, a $3.6 million change in fair value of public warrant liability, $0.8 million in stock-based compensation, partially offset by a $36.6 million increase from net changes in operating assets and liabilities, $2.7 million in non-cash interest income, a $0.1 million gain on lease termination, a $0.2 million change in fair value of a private placement warrant liability, and a $2.0 million change in the fair value of a penny warrant liability. The $36.6 million increase provided from operating assets and liabilities is primarily due to a $45.8 million increase from deferred revenue, a $13.6 million increase from other non-current liabilities, and a $4.7 million increase in accounts payable, partially offset by $1.9 million increase from accounts receivable and related party receivables, $2.7 million increase from other receivables, $0.5 million increase in parts and supplies inventory, a $21.2 million decrease in operating lease liabilities, and a $0.8 million decrease from current liabilities.

Net cash flows from investing activities

Net cash provided by investing activities for the year ended December 31, 2025 was $108.9 million, primarily due to proceeds from the sale of property and equipment of $102.8 million and proceeds from the sale of investments of $80.0 million. Partially offsetting the increase in net cash from investing activities were purchases of property and equipment of $30.9 million, finance lease direct costs of $1.5 million, purchases of engine overhauls of $25.9 million, and purchases of investments of $15.5 million.

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

Net cash flows from financing activities

Net cash used in financing activities for the year ended December 31, 2025 was $118.0 million primarily due to repayment of debt of $138.6 million, payment of debt issuance costs of $2.0 million, payment of preferred stock dividends of $1.0 million, repayment of finance lease of $21.2 million, and net cash distributions to noncontrolling interests of $22.3 million. Partially offsetting the decrease in net cash used in financing activities was proceeds from the issuance of debt of $27.3 million, proceeds from failed sale-leaseback of aircraft of $34.0 million, and proceeds from the issuance of common stock of $5.8 million.

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

Contractual Obligations, Commitments and Contingencies

Our principal commitments consist of contractual cash obligations under our borrowings with banks, and operating leases for certain controlled aircraft, corporate headquarters, and operational facilities, including aircraft hangars. Our obligations under our borrowing arrangements are described in Note 15, “Debt,” and for further information on our leases, see Note 16, “Leases,” and Note 22, "Commitments and Contingencies" of the accompanying consolidated financial statements included elsewhere herein.

From time to time, we are involved in various litigation matters arising in the ordinary course of business. We believe that we have meritorious arguments in our current litigation matters and that any outcome, either individually or in the aggregate, will not be material to our financial position or results of operations.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of our operations is based on our consolidated financial statements and accompanying notes, which have been prepared in accordance with U.S. GAAP. Certain amounts included in or affecting the consolidated financial statements presented herein and related disclosure must be estimated, requiring management to make assumptions with respect to values or conditions which cannot be known with certainty at the time the consolidated financial statements are prepared. Management believes that the accounting policies set forth below comprise the most important “critical accounting policies” for the company. A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results of operations and that involves difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management evaluates such policies on an ongoing basis, based upon historical results and experience, consultation with experts and other methods that management considers reasonable in the particular circumstances under which the judgments and estimates are made, as well as management’s forecasts as to the manner in which such circumstances may change in the future. We have reviewed our critical accounting estimates with the audit committee of our Board of Directors.

Revenue Recognition

Revenue is recognized when the promised services are performed and in an amount that reflects the consideration we expect to be entitled to in exchange for those services using the following steps:

1.
identification of the contract, or contracts, with a customer.
2.
identification of performance obligations in the contract.
3.
determination of the transaction price.
4.
allocation of the transaction price to the performance obligations in the contract; and,
5.
recognition of revenue when or as the performance obligations are satisfied.

Determining the transaction price may require significant judgment and is determined based on the consideration we expect to be entitled to in exchange for transferring services to the customer, excluding amounts collected on behalf of third parties, such as sales taxes.

During the years ended December 31, 2025 and 2024, we earned revenue primarily from the programs below:

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

Fractional Ownership

The fractional revenue stream involves a customer purchasing a fractional ownership interest in an aircraft for a contractual term of up to five years. Customers have the right to flight and membership services from a fleet of aircraft, including the aircraft they have fractionally purchased. Customers are charged for flight services as incurred based on agreed upon daily and hourly rates in addition to the upfront fractional ownership purchase price. At the end of the contractual term, we have the unilateral right to repurchase the fractional interest. In certain contracts the customer can require us to repurchase their ownership interest after a fixed period of time but prior to the contractual termination date of the contract. The repurchase price, whether at the contractual termination date or at the specified earlier date, is calculated as follows: 1) the fair market value of the aircraft at the time of repurchase, 2) multiplied by the fractional ownership percentage, 3) less a remarketing fee. At the time of repurchase, all fractional ownership interests revert to us, and all rights to flight and membership services are relinquished. We assessed whether these repurchase agreements results in a lease contract under the scope of ASC 842 but determined that they are revenue contracts under the scope of ASC 606 since the repurchase price is lower than the original selling price, and the customer does not have a significant economic incentive to exercise the put option. Further, the fractional ownership sales are accounted for as containing a right of return and the resulting liability is included within other non-current liabilities on the consolidated balance sheet. The consideration from the fractional ownership interest, as adjusted for any related customer right of return, is included in deferred revenue on the consolidated balance sheets and recognized over the term of the contract on a straight-line basis as the membership services are provided. Variable consideration generated from flight services is recognized in the period of performance.

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

The Company’s convertible note, as discussed in Note 15 "Debt" contains an embedded derivative feature that was required to be bifurcated and remeasured to fair value at each reporting period based on significant inputs not observable in the market, and is classified as a Level 3 measurement according to the fair value hierarchy described above. The carrying amounts of the Company’s convertible notes approximate their fair values as the interest rates of the convertible notes are based on prevailing market rates.

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

Public Warrants, Private Warrants, and Penny Warrants

As of December 31, 2025, the Company has the following warrants issued, (i) the Public Warrants initially included in the EGA units issued in EGA's initial public offering, (ii) the warrants of EGA held by EG Sponsor LLC (the “EGA Sponsor”) that were issued to the EGA Sponsor at the closing of EGA's initial public offering (the "Private Placement Warrants,"), (iii) warrants issued on March 4, 2024 in connection with the Series A Preferred Stock offering as described within Note 23 "Stockholders’ Equity (Deficit), Temporary Equity and Noncontrolling Interests" (the "Series A Penny Warrants"), and (iv) warrants issued on August 8, 2024 and August 14, 2024 in connection with the Series B Preferred Stock offering as described within Note 23 "Stockholders’ Equity (Deficit), Temporary Equity and Noncontrolling Interests" (the "Series B Penny Warrants," together with the Series A Penny Warrants, the "Penny Warrants," and together with the Public Warrants, the Private Placement Warrants and the Series A Penny Warrants, the "Warrants").

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

Temporary Equity

The Company accounts for its common and preferred stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common and preferred stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common and preferred stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Series A Preferred Stock and Series B Preferred Stock (as defined within Note 23 "Stockholders’ Equity (Deficit), Temporary Equity and Noncontrolling Interests") feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 25,000 shares of Series A Preferred Stock and 0 shares of Series B Preferred Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets at December 31, 2025.

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

The operating lease right-of-use assets and operating lease liabilities include any lease payments made, including any variable amounts that are based on an index or rate, and exclude lease incentives. Variability that is not due to an index or rate, such as payments made based on hourly rates, are excluded from the lease liability. Leases sometimes include options to extend or terminate the lease. Renewal option periods are included within the lease term, and the associated payments are recognized in the measurement of the operating right-of-use asset and operating lease liability when they are at our discretion and considered reasonably certain of being exercised. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

JOBS Act Accounting Election

In April 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our audited financial statements might not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of operating our business, we are exposed to market risks. Market risk represents the risk of loss that may impact our financial position or results of operations due to adverse changes in financial market prices and rates. Our principal market risks are related to interest rates and aircraft fuel costs.

Interest Rates

We are subject to market risk associated with changing interest rates on certain of our borrowings, which are variable rate debt. Interest rates applicable to our variable rate debt could potentially rise and increase the amount of interest expense incurred. Through December 31, 2025, we had not purchased any derivative instruments to protect against the effects of changes in interest rates.

As of December 31, 2025, we had $2.8 million of variable rate debt, excluding VIE debt, including current maturities. The variable rate debt balance as of December 31, 2025 excluded VIE related borrowings. A hypothetical 100-basis points increase in market interest rates for the period would have resulted in approximately $10 thousand of additional interest expense in our consolidated statements of operations and comprehensive loss for the year ended December 31, 2025.

Aircraft Fuel

We are subject to market risk associated with changes in the price and availability of aircraft fuel. Aircraft fuel expense for the year ended December 31, 2025 represented approximately 23% of our total cost of revenue. A hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $7.2 million for the year ended December 31, 2025. Through December 31, 2025, we had not purchased any derivative instruments to protect against the effects of changes in fuel, although we are somewhat protected from increases because our variable agreements allow for rate adjustments for changes in fuel prices. See Item 1A, "Risk Factors — Risks Relating to Our Business and Industry — Significant increases in fuel costs could have a material adverse effect on our business, financial condition, and results of operations” for additional information.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of flyExclusive, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of flyExclusive, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive (loss), stockholders’ equity (deficit)/members’ equity (deficit) and temporary equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Charlotte, North Carolina

March 5, 2026

flyExclusive, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)	December 31, 2025	December 31, 2024 (Revised)
ASSETS
Current assets
Cash and cash equivalents	$29,340	$31,694
Accounts receivable, net	3,030	2,024
Other receivables	6,235	7,140
Due from related parties, current portion	1,325	2,645
Parts and supplies inventory, net	5,068	5,658
Investments in securities	—	65,541
Prepaid engine overhauls, current portion	15,601	13,710
Aircraft held for sale, current portion	3,421	7,786
Prepaid expenses and other current assets	10,352	7,771
Total current assets	74,372	143,969
Notes receivable, non-current portion, net	7,728	3,700
Property and equipment, net	223,730	259,874
Aircraft held for sale, non-current portion	—	4,085
Operating lease right-of-use assets	61,028	68,970
Finance lease right-of-use assets	26,061	15,680
Prepaid engine overhauls, non-current portion	42,694	39,408
Other non-current assets	4,383	2,604
Total assets	$439,996	$538,290
LIABILITIES, STOCKHOLDERS’ (DEFICIT) / MEMBERS' EQUITY, AND TEMPORARY EQUITY
Current liabilities
Accounts payable	$30,674	$20,295
Long-term notes payable, current portion	29,905	84,883
Deferred revenue, current portion	135,891	128,905
Operating lease liabilities, current portion	14,932	15,617
Finance lease liabilities, current portion	4,451	1,282
Other current liabilities	36,519	31,132
Short-term notes payable	8,537	5,962
Long-term notes payable - related party, current portion	9,041	6,677
Total current liabilities	269,950	294,753
Long-term notes payable, non-current portion	79,031	104,027
Long-term notes payable - related party, non-current portion	30,621	36,895
Operating lease liabilities, non-current portion	47,493	54,611
Finance lease liabilities, non-current portion	19,159	5,708
Deferred revenue, non-current portion	26,428	20,612
Warrant liabilities	4,444	3,014
Other non-current liabilities	47,140	30,342
Total liabilities	$524,266	$549,962

Temporary equity
Redeemable noncontrolling interest	213,411	159,514
Series A preferred stock, par value $0.0001; 25,000 shares authorized and 25,000 shares issued and outstanding	27,965	23,799
Series B preferred stock, par value $0.0001; 29,737 and 25,510 shares authorized; 0 and 25,510 shares issued and outstanding, respectively	—	15,073
Stockholders' (deficit) / equity
Accumulated other comprehensive loss	—	(56)
Class A common stock; par value $0.0001; 200,000,000 and 200,000,000 shares authorized; 31,184,738 and 18,199,586 shares issued and outstanding, respectively	3	2
Class B common stock; par value $0.0001; 100,000,000 and 100,000,000 shares authorized; 59,930,000 and 59,930,000 shares issued and outstanding, respectively	6	6
Additional paid-in capital	113,625	—
Accumulated deficit	(440,385)	(233,441)
Total flyExclusive stockholders’ (deficit) / equity	(326,751)	(233,489)
Noncontrolling interests	1,105	23,431
Total stockholders’ (deficit) / equity	(325,646)	(210,058)
Total liabilities, temporary equity and stockholders' equity	$439,996	$538,290

The accompanying notes are an integral part of these consolidated financial statements.

flyExclusive, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(in thousands, except share amounts)	2025	2024
Revenue	$375,877	$327,274
Costs and expenses
Cost of revenue	319,625	290,212
Selling, general and administrative	82,586	91,337
Depreciation and amortization	23,587	25,709
(Gain) loss on aircraft sales and aircraft held for sale	(2,688)	2,795
Total costs and expenses	423,110	410,053
Loss from operations	(47,233)	(82,779)
Other income (expense)
Interest income	1,371	4,313
Interest expense	(21,395)	(21,183)
(Loss) gain on lease termination	(2,468)	133
Change in fair value of warrant liabilities	(1,430)	(1,467)
Loss on extinguishment of debt	(1,395)	—
Other income (expense)	5,473	(471)
Total other expense, net	(19,844)	(18,675)
Loss before income taxes	(67,077)	(101,454)
Income tax expense	37	41
Net loss	(67,114)	(101,495)
Less: Net loss attributable to redeemable noncontrolling interests	(50,529)	(73,384)
Less: Net income (loss) attributable to noncontrolling interests	1,007	(7,037)
Net loss attributable to flyExclusive, Inc.	(17,592)	(21,074)
Add: Series A Preferred Dividends	(4,166)	(3,258)
Add: Series B Preferred Dividends	(5,806)	(1,233)
Net loss attributable to common stockholders	$(27,564)	$(25,565)
Basic and diluted loss per share	$(1.01)	$(1.07)
Weighted average common shares outstanding (basic & diluted)	27,237,904	23,809,490
Other comprehensive loss
Net loss attributable to flyExclusive, Inc.	$(17,592)	$(21,074)
Unrealized gains on available-for-sale debt securities	—	13
Comprehensive loss attributable to flyExclusive, Inc.	$(17,592)	$(21,061)

The accompanying notes are an integral part of these consolidated financial statements.

flyExclusive, Inc.

Consolidated Statements of Stockholders' Equity (Deficit) and Temporary Equity

	Temporary Equity			Permanent Equity
	Redeemable noncontrolling	Series A Preferred	Series B Preferred	Class A Common stock		Class B Common stock		Additional paid-in	Accumulated other comprehensive income	Accumulated	Total fly Exclusive stockholders’ equity	Noncontrolling	Total stockholders’ equity (deficit) / members'
(in thousands, except share amounts)	interest	stock	stock	Shares	Amount	Shares	Amount	capital (Revised)	(loss)	deficit (Revised)	(deficit)	Interests (Revised)	equity
Balances at December 31, 2023	$(35,525)	$—	$—	16,647,529	$2	59,930,000	$6	$126,978	$(69)	$(80,456)	$46,461	$24,394	$70,855
Issuance of Series A Preferred stock	—	20,540	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series B Preferred stock	—	—	13,526	—	—	—	—	10,603	—	—	10,603	—	10,603
Issuance of Class A common stock upon cashless exercise of warrants	—	—	—	974,610	—	—	—	4,337	—	—	4,337	—	4,337
Exchange of warrants for Class A common stock	—	—	—	277,447	—	—	—	371	—	—	371	—	371
Issuance of Class A common stock pursuant to Amended Underwriting Agreement	—	—	—	300,000	—	—	—	—	—	—	—	—	—
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	—	13	—	13	—	13
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	6,484	6,484
Distributions to noncontrolling interests (revised)	—	—	—	—	—	—	—	—	—	—	—	(20,889)	(20,889)
Acquisitions of noncontrolling interests - Wordsworth	—	—	—	—	—	—	—	(1,129)	—	—	(1,129)	1,129	—
Acquisitions of noncontrolling interests -Glenn Willis	—	—	—	—	—	—	—	(855)	—	—	(855)	(2,563)	(3,418)
Acquisitions of noncontrolling interests - Honda Jet	—	—	—	—	—	—	—	—	—	—	—	18,969	18,969
Acquisitions of noncontrolling interests - Other	—	—	—	—	—	—	—	256	—	5	261	2,944	3,205
Accretion of Redeemable noncontrolling interest to redemption amount (revised)	268,423	—	—	—	—	—	—	(141,000)	—	(127,424)	(268,424)	—	(268,424)
Dividends payable on Series A Preferred temporary equity	—	2,097	—	—	—	—	—	—	—	(2,097)	(2,097)	—	(2,097)
Amortization of discount on Series A Preferred temporary equity	—	1,162	—	—	—	—	—	—	—	(1,162)	(1,162)	—	(1,162)
Dividends payable on Series B Preferred temporary equity	—	—	1,233	—	—	—	—	—	—	(1,233)	(1,233)	—	(1,233)
Amortization of discount on Series B Preferred temporary equity	—	—	314	—	—	—	—	(314)	—	—	(314)	—	(314)
Stock Based compensation	—	—	—	—	—	—	—	753	—	—	753	—	753
Net loss	(73,384)	—	—	—	—	—	—	—	—	(21,074)	(21,074)	(7,037)	(28,111)
Balances at December 31, 2024 (revised)	$159,514	$23,799	$15,073	18,199,586	$2	59,930,000	$6	$—	$(56)	$(233,441)	$(233,489)	$23,431	$(210,058)

flyExclusive, Inc.

Consolidated Statements of Stockholders' Equity (Deficit) and Temporary Equity (continued)

	Temporary Equity			Permanent Equity
	Redeemable noncontrolling	Series A Preferred	Series B Preferred	Class A Common stock		Class B Common stock		Additional paid-in	Accumulated other comprehensive income	Accumulated	Total fly Exclusive stockholders’ equity	Noncontrolling	Total stockholders’ equity (deficit) / members'
(in thousands, except share amounts)	interest	stock	stock	Shares	Amount	Shares	Amount	capital	(loss)	deficit	(deficit)	Interests	equity
Issuance of Series B Preferred stock	—	—	3,963	—	—	—	—	4,426	—	—	4,426	—	4,426
Issuance of Class A common stock pursuant to Securities Purchase Agreements	—	—	—	2,591,064	—	—	—	8,689	—	—	8,689	—	8,689
Realized losses on available-for-sale securities	—	—	—	—	—	—	—	—	56	—	56	—	56
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	7,425	7,425
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(30,758)	(30,758)
Accretion of Redeemable noncontrolling interest to redemption amount	104,426	—	—	—	—	—	—	74,954	—	(179,380)	(104,426)	—	(104,426)
Dividends payable on Series A Preferred temporary equity	—	2,954	—	—	—	—	—	—	—	(2,954)	(2,954)	—	(2,954)
Amortization of discount on Series A Preferred temporary equity	—	1,212	—	—	—	—	—	—	—	(1,212)	(1,212)	—	(1,212)
Dividends payable on Series B Preferred temporary equity	—	—	5,806	—	—	—	—	—	—	(5,806)	(5,806)	—	(5,806)
Amortization of discount on Series B Preferred temporary equity	—	—	458	—	—	—	—	(458)	—	—	(458)	—	(458)
Dividends paid on Series B Preferred temporary equity	—	—	(1,000)	—	—	—	—	—	—	—	—	—	—
Conversion of Series B Preferred Equity to Class A Common Stock	—	—	(24,300)	10,394,088	1	—	—	21,534	—	—	21,535	—	21,535
Stock based compensation	—	—	—	—	—	—	—	4,480	—	—	4,480	—	4,480
Net income (loss)	(50,529)	—	—	—	—	—	—	—	—	(17,592)	(17,592)	1,007	(16,585)
Balances at December 31, 2025	$213,411	$27,965	$—	31,184,738	$3	59,930,000	$6	$113,625	$—	$(440,385)	$(326,751)	$1,105	$(325,646)

The accompanying notes are an integral part of these consolidated financial statements.

flyExclusive, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(67,114)	$(101,495)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	22,025	24,966
Amortization of finance lease right-of-use assets	1,562	743
Amortization of contract costs	1,543	1,136
Non-cash interest income	(634)	(2,712)
Non-cash interest expense	3,306	1,477
Non-cash rent expense	21,410	21,199
(Gain) loss on aircraft sales and aircraft held for sale	(2,688)	2,795
Loss (gain) on lease termination	2,468	(133)
Provision for credit losses	305	2,190
Provision for inventory reserve	13	—
Realized loss on investment securities	284	59
Change in fair value of private placement warrant liability	433	(173)
Change in fair value of public warrant liability	252	3,607
Change in fair value of penny warrant liability	745	(1,967)
Loss on extinguishment of debt	1,395	—
Stock-based compensation	4,480	753
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,211)	(1,175)
Notes receivable - related parties	(4,128)	—
Due from related parties	1,320	(734)
Other receivables	905	(2,680)
Parts and supplies inventory	577	(516)
Prepaid expenses and other current assets	(2,159)	(123)
Operating lease liabilities	(21,119)	(21,166)
Other assets	(2,309)	(335)
Accounts payable	12,745	4,693
Other current liabilities	6,026	(756)
Deferred revenue	9,455	45,788
Other non-current liabilities	16,801	13,630
Net cash flows from operating activities	6,688	(10,929)
Cash flows from investing activities:
Capitalized development costs	(22)	(492)
Purchases of property and equipment	(30,941)	(56,666)
Proceeds from sales of property and equipment	102,801	50,776
Finance lease direct initial costs	(1,546)	(385)
Purchases of engine overhauls	(25,945)	(24,508)
Purchases of investments	(15,457)	(61,878)
Proceeds from sale of investments	80,025	70,083
Proceeds from notes receivable	—	15,201
Net cash flows from investing activities	108,915	(7,869)

flyExclusive, Inc.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2025	2024
Cash flows from financing activities:
Proceeds from issuance of debt	27,284	71,413
Repayment of debt	(138,601)	(57,743)
Payment of debt issuance costs	(1,984)	(849)
Proceeds from failed sale-leaseback of aircraft	34,000	—
Payment of dividends, preferred stock	(1,000)	—
Repayment of finance lease	(21,187)	(9,048)
Cash contributions - non-controlling interests	6,634	6,485
Cash distributions - non-controlling interests	(28,903)	(19,771)
Proceeds from common stock issuance, net of issuance costs	5,800	—
Proceeds from preferred stock issuance, net of issuance costs	—	48,379
Net cash flows from financing activities	(117,957)	38,866
Net increase (decrease) in cash and cash equivalents	(2,354)	20,068
Cash and cash equivalents at beginning of period	31,694	11,626
Cash and cash equivalents at end of period	$29,340	$31,694
Supplemental disclosure of cash flow information:
Cash paid for interest	$16,800	$19,706
Finance lease interest	$1,289	$—
Non-cash investing and financing activities:
Non-cash directors and officers insurance	$—	$2,032
Exchange of public warrants for flyExclusive Class A common stock	$—	$371
Change in redemption value of redeemable noncontrolling interest	$104,426	$268,423
Conversion of Series B Temporary Equity to Class A common stock	$24,300	$—
Issuances of Class A common stock	$2,700	$—
Issuance of Class A common stock upon cashless exercise of warrants	$9,479	$4,337
Excise tax payable	$189	$156
Issuance of penny warrants in connection with Series A Preferred Temporary Equity	$—	$3,746
Dividends payable and amortization of discount on Series A Temporary Equity	$4,166	$3,259
Dividends payable and amortization of discount on Series B Temporary Equity	$6,264	$1,233
Transfers from prepaid engine overhaul to property and equipment	$—	$10,764
Change in purchases of property and equipment in accounts payable	$—	$14,570
Transfer of fixed assets and prepaid engine overhauls to held for sale	$1,238	$42,960
Transfers of aircraft from held for sale, non-current portion to held for sale, current portion	$4,085	$—
Unrealized change in fair value of available-for-sale securities	$56	$13
ROU assets obtained in exchange for operating lease liabilities	$12,884	$14,866
ROU assets obtained in exchange for finance lease liabilities	$25,197	$16,039
Transfers from finance lease ROU assets to property and equipment	$27,349	$—
Consideration payable to customer	$2,166	$—
Non-cash exchanges for non-controlling ownership interest	$1,063	$—
Acquisition of non-controlling interests	$—	$20,734

The accompanying notes are an integral part of these consolidated financial statements.

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

Correction of an Error

As part of our 2025 close process, the Company identified certain items that required revision surrounding the allocation of activity related to the accretion of redeemable noncontrolling interest to its redemption amount between additional paid-in capital and accumulated deficit. These errors had no impact on previously reported loss from operations, net loss, loss per share, temporary equity or permanent equity. The consolidated balance sheet as of December 31, 2024 has been revised to reflect these adjustments to the presentation. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, the Company evaluated quantitative and qualitative factors and determined the impacts were not material, individually or in the aggregate, to the Company’s previously issued annual consolidated financial statements. As a result, the Company has revised its prior period consolidated financial statements for these and other immaterial corrections as outlined in the tables below:

Consolidated Balance Sheet
December 31, 2024
	As Reported	Adjustment	As Revised
Accumulated other comprehensive loss	$(56)	$—	$(56)
Class A common stock	2	—	2
Class B common stock	6	—	6
Additional paid-in capital	9,618	(9,618)	—
Accumulated deficit	(244,177)	10,736	(233,441)
Noncontrolling interests	24,549	(1,118)	23,431
Total stockholders' deficit	$(210,058)	$—	$(210,058)

flyExclusive, Inc.

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

Liquidity and Going Concern

Within the years ended December 31, 2025 and 2024, the Company incurred net losses and has operated with a working capital deficit. To date, the Company has financed its operations primarily through a combination of operating cash flows, the sale of equity securities and convertible debt, proceeds from the Merger, and borrowings under loan facilities. At December 31, 2025, the Company had an accumulated deficit of $440,385 and a working capital deficit, as defined by a shortfall of current assets as compared with current liabilities, of $195,578 and $150,784 at December 31, 2025 and 2024, respectively. The Company’s net losses were $67,114 and $101,495 for the years ended December 31, 2025 and 2024, respectively. Net cash flows provided by operating activities were $6,688 during the year ended December 31, 2025, and net cash flows used in operating activities were $10,929 during the year ended December 31, 2024. The Company expects to incur operating losses in the near term as the Company advances its fleet modernization and associated cost savings initiatives.

As of December 31, 2025, the Company had cash and cash equivalents of $29,340.

The Company believes its cash and cash equivalents on hand, operating cash flows, and proceeds from the fractional program will be sufficient to fund operations, including capital expenditure requirements, for at least 12 months from the filing date of the Form 10-K of which these financial statements are a part. However, the Company might need additional capital to fund growth plans or as circumstances change, which it would expect to obtain through equity issuances, refinancing existing debt or new borrowings. Adequate capital might not be available to the Company when needed or on acceptable terms. If the Company is unable to raise capital, it could be forced to delay, reduce, suspend or cease its working capital requirements, capital expenditures and business development efforts, which would have a negative impact on its business, prospects, operating results and financial condition.

2. Summary of Significant Accounting Policies

Reclassification

Certain amounts presented in the Company's previously issued financial statements have been reclassified to conform to the current period presentation. In the consolidated financial statements, the Company has reclassified of "Gain (loss) on lease termination" which was previously categorized within "Other income (expense)." Additionally, the Company has reclassified "excise tax payable" to be within "other current liabilities" and "intangible assets, net" to be within "other non-current assets." These reclassifications were made to better align with the current period's financial statement presentation. The net loss for the year ended December 31, 2024 remains unchanged from the previously issued financial statements. This reclassification had no impact on the Company's financial position, net loss, or cash flows for any period presented.

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

flyExclusive, Inc.

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

Public Warrants, Private Warrants and Penny Warrants

As of December 31, 2025, the following Company warrants were outstanding: (i) the Public Warrants initially included in the EGA units issued in EGA's initial public offering, (ii) the warrants of EGA held by EG Sponsor LLC (the “EGA Sponsor”) that were issued to the EGA Sponsor at the closing of EGA's initial public offering (the "Private Placement Warrants"), (iii) warrants issued on March 4, 2024 in connection with the Series A Preferred Stock offering as described within Note 23 "Stockholders’ Equity (Deficit), Temporary Equity and Noncontrolling Interests" (the "Series A Penny Warrants"), (iv) warrants issued on August 8, 2024, August 14, 2024, and March 21, 2025 in connection with the March 2025 and August 2024 Series B Preferred Stock offerings and the March 2025 note conversion as described within Note 23 "Stockholders' Equity / Members' Deficit and Noncontrolling Interests" (the "Series B Penny Warrants," together with the Series A Penny Warrants, the "Penny Warrants," and together with the Public Warrants, the Private Placement Warrants, and the Series A Penny Warrants, the "Warrants").

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

flyExclusive, Inc.

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

The Company’s Series A Penny Warrants issued alongside the Series A Preferred Stock (as defined in Note 23 "Stockholders’ Equity (Deficit), Temporary Equity and Noncontrolling Interests") represent a liability which is remeasured to fair value at each reporting period based on significant inputs not observable in the market. The fair value of the Penny Warrants is classified as a Level 3 measurement according to the fair value hierarchy described above due to the use of an unobservable input for volatility under the valuation method as described within Note 5 "Fair Value Measurements."

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

Cash and Cash Equivalents

Cash consists of bank deposits. Cash equivalents consist of highly liquid short-term investments with original maturities of three months or less at the time of purchase. As of December 31, 2025 and 2024, cash equivalents consisted of government money market funds. Cash equivalents are stated at fair value.

Receivables, Net of Allowance for Credit Losses

Accounts receivables are recorded at the invoiced or earned amount billed to the customers and are reported as net of an allowance for credit losses. Prior to adopting Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses (“ASC Topic 326”), as set forth in “Recently Adopted Accounting Pronouncements” below, the Company applied an incurred loss estimate to calculate the allowance for doubtful accounts. Under ASC Topic 326, the Company maintains an allowance for credit losses and considers the level of past-due accounts based on the contractual terms of the receivables, historical write offs, and

flyExclusive, Inc.

existing economic conditions, as well as its relationships with, and the economic status of individual accounts to calculate the allowance for credit losses. The estimated credit losses charged to the allowance is recorded as "Selling, general and administrative" in the consolidated statements of operations and comprehensive loss. Accounts receivables are written off when deemed uncollectible based on individual credit evaluations and specific circumstances. The Company had an allowance for credit losses on accounts receivable of $80 as of both December 31, 2025 and 2024. Furthermore, one customer represented approximately 12% of total accounts receivable outstanding as of December 31, 2025.

Notes receivables are reported at amortized cost net of an allowance for credit losses. Under ASC Topic 326, the Company maintains an allowance for credit losses based on the difference between the fair value of the collateral associated with the note, less costs to sell the asset, and the amortized cost basis of the note. The Company recognized no allowance for credit losses as of December 31, 2025 and 2024.

Parts and Supplies Inventory, Net of Reserve for Excess and Obsolete Inventory

Inventories are used in operations and are generally held for internal use. Inventories are comprised of spare aircraft parts, materials, and supplies, which are valued at the lower of cost, determined on a first-in, first-out (“FIFO”) basis, or net realizable value. Inventory reserves are determined using the specific identification method. The Company determines, based on the evidence that exists, whether or not it is appropriate to maintain a reserve for excess and obsolete inventory. The reserve is based on historical experience related to the disposal of inventory due to damage, physical deterioration, obsolescence, or other causes. As of December 31, 2025 and 2024, the reserve was not material. Storage costs and indirect administrative overhead costs related to inventories are expensed as incurred.

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

For securities AFS in an unrealized loss position, the Company determines whether it intends to sell or if it is more likely than not that it will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the standard requires the security’s amortized cost basis to be written down to fair value through income with an allowance being established under ASC Topic 326. For securities AFS with unrealized losses not meeting these criteria, the Company evaluates whether any decline in fair value is due to credit loss factors. In making this assessment, the Company considers the extent of the unrealized loss, any changes to the rating of the security by rating agencies, and adverse conditions specifically related to the issuer of the security, among other factors. If this assessment indicates that a credit loss exists, impairment related to credit-related factors must be recognized as an allowance for credit losses (“ACL”) on the consolidated balance sheets with a corresponding adjustment to earnings. Impairment related to non-credit factors is recognized in other comprehensive loss. The Company evaluates AFS securities for impairment on a periodic basis.

As of December 31, 2025 and 2024, there was no ACL related to debt securities AFS. Accrued interest receivable on debt securities was excluded from the estimate of credit losses.

Realized losses on investment securities were $284 and $59 for the years ended December 31, 2025 and 2024, respectively. There were 0 and 50 debt securities in an unrealized loss position as of December 31, 2025 and 2024, respectively. The fair value of these debt securities in an unrealized loss position as of December 31, 2024 was $6,562. Additionally, as of December 31, 2025 and 2024, the total fair value of debt securities in an unrealized loss position greater than one year was $0 and $1,927, respectively, for which the total unrealized losses of these investments were $0 and $297, respectively. The Company determined that the decline in the market value of these securities was primarily attributable to current economic conditions.

flyExclusive, Inc.

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

flyExclusive, Inc.

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

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets and intangible assets with determinable useful lives whenever events or changes in business circumstances indicate that the carrying amount of an asset might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset might not be recoverable. When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted net future cash flows to the related asset's carrying value. If impairment exists, the asset is written down to its estimated fair value. There were no impairment losses for the years ended December 31, 2025 and 2024.

Debt Issuance Costs and Debt Discounts

The Company borrows from various lenders to finance its growth and operations. Costs incurred in connection with financings, such as loan origination fees, investment banking fees, and legal fees are classified as debt discounts if paid to the lenders and are classified as debt issuance costs if paid to the third parties. Debt discounts related to bifurcated derivatives, fees paid to the lenders, and debt issuance costs are presented as a direct deduction from the related borrowing and are amortized over the expected life of the related financing agreements using the effective interest rate method as a component of interest expense. See Note 15 "Debt" for additional disclosures.

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

flyExclusive, Inc.

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

Deferred Revenue

The Company manages jet club memberships, MRO, and fractional ownership programs. These programs require deposits for future flight services. Consideration received in excess of revenue earned results in deferred revenue and is recorded as a liability in the consolidated balance sheets. See Note 14 "Other Non-Current Liabilities" and Note 7 "Revenue" below for additional disclosures regarding deferred revenue related to these programs.

Revenue Recognition

Revenue is recognized when the promised services are performed and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services using the following steps: 1) identification of the contract, or contracts with a customer, 2) identification of performance obligations in the contract, 3) determination of the transaction price, 4) allocation of the transaction price to the performance obligations in the contract, and 5) recognition of revenue when or as the performance obligations are satisfied. Determining the transaction price may require significant judgment and is determined based on the consideration the Company expects to be entitled to in exchange for transferring services to the customer, excluding amounts collected on behalf of third parties such as sales taxes. The Company may provide consideration (e.g. flight credits) to customers or other parties including owners. Such amounts are accounted for as consideration payable to a customer and are reflected as a reduction in net revenues when the amounts paid are not related to a distinct good or service.

flyExclusive, Inc.

During the years ended December 31, 2025 and 2024, the Company earned revenue primarily from the programs below:

Jet Club Membership and Charter

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

Maintenance, Repair, and Overhaul (MRO)

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

Stock-Based Compensation

In connection with the Merger, the Board approved the flyExclusive, Inc. 2023 Equity Incentive Plan, on November 10, 2023 (the "Incentive Plan Effective Date"), at which time the plan became effective, subject to approval by the stockholders of the Company within 12 months. The plan was subsequently approved by the stockholders on December 18, 2023, with an amendment to increase the total shares reserved thereunder approved by stockholders on December 30, 2025. The 2023 Equity Incentive Plan provides for the grant of options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units, or other rights or benefits to employees, directors, and consultants.

flyExclusive, Inc.

In connection with the Merger, the Board approved the flyExclusive, Inc. Employee Stock Purchase Plan (the “ESPP”), on November 10, 2023 (the "ESPP Effective Date"), at which time the plan became effective, subject to stockholder approval. The plan was subsequently approved by the stockholders on December 18, 2023, with an amendment to increase the total shares reserved thereunder approved by stockholders on December 30, 2025. The ESPP provides eligible employees with a means of acquiring an equity interest in the Company through payroll deductions. The aggregate number of shares of common stock reserved for future employee purchases under the ESPP is 2,500,000 shares. The ESPP will expire on October 31, 2033, unless sooner terminated by the Board, or when all available shares have been purchased. As of December 31, 2025, no shares had been purchased by employees under the ESPP.

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires that the cost of awards of equity instruments offered in exchange for services be measured based on the grant-date fair value of the award. Stock-based compensation expense is recognized over the requisite service period using the straight-line method with forfeitures accounted for as they occur. See Note 19 "Stock-based Compensation" for additional information regarding stock-based compensation, the ESPP, and the 2023 Equity Incentive Plan.

Contract Acquisition Costs

The Company pays commissions on deposits from new and recurring jet club member contracts. These commissions are contract acquisition costs that are capitalized as an asset on the consolidated balance sheets as these are incremental amounts directly related to attaining contracts with customers. Capitalized sales commissions were $2,014 and $1,748 during the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025 and December 31, 2024, contract acquisition costs of $920 and $923, respectively, were included within Prepaid expenses and other current assets and $1,424 and $965, respectively, were included within Other non-current assets on the consolidated balance sheets. Capitalized contract costs are periodically reviewed for impairment.

Capitalized contract costs are amortized on a straight-line basis concurrently over the same period of benefit in which the associated revenue is recognized. Amortization expense related to capitalized contract costs included in selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss was $1,543 and $1,136 during the years ended December 31, 2025 and 2024, respectively.

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

flyExclusive, Inc.

Interest and penalties related to unrecognized tax benefits are recognized within income tax expense on the consolidated statements of operations and comprehensive income (loss).

(Gain) Loss on Aircraft Sales and Aircraft Held for Sale

The Company occasionally sells aircraft held for use from its fleet. The (gain) or loss from each transaction is recognized upon completion of the sale as a (gain) or loss on aircraft sales which is presented within the (gain) loss on aircraft sales and aircraft held for sale on the consolidated statements of operations and comprehensive loss.

The (gain) or loss on aircraft previously held for use as property and equipment and subsequently elected to actively market for sale is presented within the (gain) loss on aircraft sales and aircraft held for sale on the consolidated statements of operations and comprehensive loss. When a decision is made to actively market for sale, depreciation is discontinued, and aircraft held for sale is recorded at the lower of carrying value and fair value less costs to sell. We present aircraft assets held for sale at the lower of their current carrying value or their fair market value less costs to sell including $3,421 and $7,786 classified within “current assets” on the Company’s consolidated balance sheets as of December 31, 2025 and 2024, respectively, as well as $0 and $4,085 classified within "non-current assets" on the Company’s consolidated balance sheets as of December 31, 2025 and 2024, respectively. The fair values are based on observable and unobservable inputs, including market trends and conditions. The assumptions used to determine the fair value of the assets held for sale are subject to inherent uncertainty and could produce a wide range of outcomes which the Company will continue to monitor in future periods as new information becomes available. Prior to the ultimate sale of the assets, subsequent changes in the estimate of the fair value of the assets held for sale will be recorded as a (gain) or loss with a corresponding adjustment to the assets’ carrying value.

As of December 31, 2025 and December 31, 2024, the Company had one and three aircraft classified as held for sale, respectively. The following table summarizes the Company's held for sale activity during year ended December 31, 2025:

Year Ended December 31,
2025
Aircraft held for sale as of December 31, 2024	$11,871
Aircraft held for sale sold	(8,650)
Aircraft reclassified to held for sale	1,239
Loss due to fair value adjustments	(1,039)
Aircraft held for sale as of December 31, 2025	$3,421

Excise Tax

In accordance with the Inflation Reduction Act of 2022, the Company records a liability for the expected excise tax obligation at the end of each reporting period. In general, the excise tax liability is calculated as 1% multiplied by the difference between the following: 1) the fair value of the repurchases/redemptions of shares during the period less 2) the fair value of share issuances during the period. The offset to excise tax liability is a reduction to retained earnings (if an entity has retained earnings as opposed to an accumulated deficit) or a reduction to additional paid-in capital in the absence of retained earnings. As the Company has an accumulated deficit as of December 31, 2025, the offset to the excise tax liability has been recorded as a reduction to additional paid-in capital in the consolidated balance sheet as of December 31, 2025.

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

Advertising Expense

The Company expenses all advertising costs when incurred. Advertising expenses were $3,665 and $8,707 during the years ended December 31, 2025 and 2024, respectively. This is included within Selling, general and administrative costs on the consolidated statements of operations and comprehensive loss.

flyExclusive, Inc.

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

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326)", which introduces a practical expedient for measuring expected credit losses on trade receivables and contract assets. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient, which permits assuming that current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating expected credit losses. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within fiscal years beginning after December 15, 2026. Early adoption is permitted. If the Company elects to do so, it does not expect that the practical expedient will have a material impact on the consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements" ("ASU 2025-11"), which is intended to improve the navigability of the required interim disclosures and clarify when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods, including a requirement to disclose events since the end of the last annual report period that have materially impacted the Company. The amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

3. Earnings (Loss) Per Share

The Company computes basic earnings (loss) per share using net loss attributable to Company common stockholders and the weighted average number of common shares outstanding during each period. Because the Penny Warrants obligates the Company to issue shares for little or no cash consideration contingent only upon the passage of time (see Note 17 "Warrant Liabilities" for a description of the Penny Warrants), weighted average shares issuable under the Penny Warrants are included in the denominator in the calculation of basic and diluted EPS. Shares of Class B Common Stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class B Common Stock under the two-class method has not been presented.

flyExclusive, Inc.

The following table sets forth the computation of the Company’s basic and diluted net (loss) income per share:

	Year Ended December 31,	Year Ended December 31,
(in thousands, except share amounts)	2025	2024
Numerator:
Net loss	$(67,114)	$(101,495)
Less: Net loss attributable to redeemable noncontrolling interests	(50,529)	(73,384)
Less: Net income (loss) attributable to noncontrolling interests	1,007	(7,037)
Add: Series A Preferred Dividends	(4,166)	(3,258)
Add: Series B Preferred Dividends	(5,806)	(1,233)
Basic Net loss attributable to common stockholders	$(27,564)	$(25,565)
Denominator:
Weighted Average Class A Common Stock outstanding	19,946,794	17,757,741
Weighted Average Class A Common Stock issuable under Series A Penny Warrants	1,300,950	1,051,749
Weighted Average Class A Common Stock issuable under Series B Penny Warrants	5,990,160	5,000,000
Weighted Average Shares Outstanding - basic and diluted	27,237,904	23,809,490
Basic and Diluted Earnings (Loss) Per Share
Basic	$(1.01)	$(1.07)
Diluted	$(1.01)	$(1.07)

The following table summarizes potentially dilutive outstanding securities for the year ended December 31, 2025 which were excluded from the calculation of diluted EPS, because their effect would have been anti-dilutive:

	December 31, 2025	December 31, 2024
Public warrants	2,519,869	2,519,869
Private Placement Warrants	4,333,333	4,333,333
Series A Penny Warrants	1,300,950	1,274,742
Class B Common Stock	59,930,000	59,930,000
Total anti-dilutive features	68,084,152	68,057,944

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

flyExclusive, Inc.

	Year Ended December 31,
	2025	2024
Total Revenue	$375,877	$327,274
Less:
Cost of revenue	319,625	290,212
Selling, general and administrative	82,586	91,337
Depreciation and amortization	23,587	25,709
(Gain) loss on aircraft sales and aircraft held for sale	(2,688)	2,795
Other (1)	19,844	18,675
Income tax expense	37	41
Net Loss	$(67,114)	$(101,495)

(1)
Includes all items within other income (expense) on the consolidated statements of operations and comprehensive loss.

No single customer accounted for 10% or more of consolidated revenue for the years ended December 31, 2025 and 2024.

5. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	5,401	—	—	5,401
	$5,401	$—	$—	$5,401
Liabilities:
Warrant liability - public warrants	$706	$—	$—	$706
Warrant liability - private placement warrants	—	1,213	—	1,213
Warrant liability - Series A penny warrants	—	—	2,525	2,525
	$706	$1,213	$2,525	$4,444

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$2,710	$—	$—	$2,710
Investments in securities	849	64,692	—	65,541
	$3,559	$64,692	$—	$68,251
Liabilities:
Warrant liability - public warrants	$454	$—	$—	$454
Warrant liability - private placement warrants	—	780	—	780
Warrant liability - Series A penny warrants	—	—	1,780	1,780
	$454	$780	$1,780	$3,014

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

flyExclusive, Inc.

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

The fair value of the Series A Penny Warrant liability as of December 31, 2025 and December 31, 2024 was determined utilizing a Monte Carlo simulation valuation method, using the following inputs and assumptions:

$ in thousands, except for Stock price, Strike price, and share amounts	December 31, 2025
Warrant Shares	1,469,519
Aggregate Value Cap	$11,250
Stock price	$4.11
Strike price	$0.01
Term (in years)	3.18 years
Volatility	109.0%
Risk free rate	3.6%
Dividend Rate	—%

$ in thousands, except for Stock price, Strike price, and share amounts	December 31, 2024
Warrant Shares	1,274,742
Aggregate Value Cap	$11,250
Stock price	$3.15
Strike price	$0.01
Term (in years)	4.2 years
Volatility	100.0%
Risk free rate	4.3%
Dividend Rate	—%

The following table shows the change in the fair value of the Series A Penny Warrant liability for the years ended December 31, 2025 and 2024:

Amount
Balance as of December 31, 2023	$—
Issuance of Series A Penny Warrants	3,747
Change in fair value of Series A Penny Warrants	(1,967)
Balance as of December 31, 2024	1,780
Change in fair value of Series A Penny Warrants	745
Balance as of December 31, 2025	$2,525

There have been no changes in valuation techniques and related inputs. As of December 31, 2025 and December 31, 2024, there were no transfers between Level 1, Level 2, and Level 3.

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

flyExclusive, Inc.

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

The Company’s consolidated balance sheets include the following assets and liabilities of these VIEs:

	December 31, 2025	December 31, 2024
Cash	$495	$737
Property and equipment, net	46,027	61,769
Long-term notes payable, current portion	17,861	7,690
Long-term notes payable, non-current portion	10,318	29,619

The Company’s consolidated statements of operations and comprehensive loss include the following expenses of these VIEs:

	Year Ended December 31,
	2025	2024
Interest expense	$1,798	$1,981
Depreciation and amortization	3,614	6,049

The assets of the Company’s VIEs are only available to settle the obligations of these entities. Creditors of each of the VIEs have no recourse to the general credit of the Company.

While the Company has no contractual obligation to do so, it may voluntarily elect to provide the VIEs with additional direct or indirect financial support based on its business objectives. The Company provided financial contributions to the VIEs in the amount of $6,634 and $6,484 during the years ended December 31, 2025 and 2024, respectively.

flyExclusive, Inc.

7. Revenue

The following table disaggregates revenue by service type and the timing of when these services are provided to the member or customer:

	Year Ended December 31,
	2025	2024
Services transferred at a point in time:
Flights	$353,867	$308,283
Aircraft management services	2,101	1,942
Services transferred over time:
Memberships	132	4,005
MRO	10,623	7,166
Fractional ownership purchase price	9,154	5,877
	$375,877	$327,274

Transaction Price

The transaction prices for each of the primary revenue streams are as follows:

•
Jet Club Membership and Charter – Membership fees (less credits issued), and flight related charges based on trips flown
•
MRO – Time and materials incurred for services performed
•
Fractional Ownership – The portion of fractional interest purchase price (less credits issued) allocated to revenue, and flight related charges based on trips flown
•
Aircraft Management Services – Fixed monthly management fees charged to third-party aircraft owners.

The following table provide a rollforward of deferred revenue:

Amount
Balance as of December 31, 2024	$149,517
Revenue recognized	(281,521)
Revenue deferred	294,323
Balance as of December 31, 2025	$162,319

The increase in deferred revenue at December 31, 2025 compared to December 31, 2024 is due to increased customer billings for services relating to timing of satisfaction of the Company’s performance obligations.

8. Other Receivables

Other receivables consisted of the following:

	December 31, 2025	December 31, 2024
Rebate receivables	$1,226	$1,117
Federal excise tax receivable	4,657	5,414
Insurance settlement in process	320	—
Income tax receivable	—	460
Other	32	149
	$6,235	$7,140

9. Parts and Supplies Inventory

Parts and supplies inventory consists primarily of aircraft parts and materials and supplies. Parts and supplies inventory, net of reserve, consisted of the following:

flyExclusive, Inc.

	December 31, 2025	December 31, 2024
Aircraft parts	$4,820	$5,101
Materials and supplies	457	753
Less: parts and supplies inventory reserve	(209)	(196)
	$5,068	$5,658

10. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31, 2025	December 31, 2024
Prepaid vendor expenses	$3,696	$3,239
Prepaid insurance	602	690
Prepaid directors and officers insurance	2,199	2,032
Prepaid maintenance	456	154
Prepaid non-aircraft subscriptions	322	407
MRO revenue in excess of billings	2,157	326
Deferred commission	920	923
	$10,352	$7,771

11. Investments in Securities

The Company did not hold any investments in securities as of December 31, 2025. As of December 31, 2024, the cost and fair value of marketable securities was as follows:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills	$55,009	$190	$—	$55,199
Municipal bonds	9,631	38	(351)	9,318
Corporate/government bonds	479	33	—	512
Other bonds	478	34	—	512
	$65,597	$295	$(351)	$65,541

There was no unrealized gain (loss) on available-for-sale debt securities in 2025. Aggregated unrealized gain (loss) on available-for-sale debt securities of $(56) was recognized in accumulated other comprehensive loss in the Company’s consolidated balance sheets as of December 31, 2024.

12. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31, 2025	December 31, 2024
Transportation equipment	$309,675	$329,416
Office furniture and equipment	3,418	3,216
Leasehold improvements	2,417	2,328
Construction in progress	236	236
Deposits on transportation equipment	1,725	14,165
	317,471	349,361
Less: Accumulated depreciation	(93,741)	(89,487)
Property and equipment, net	$223,730	$259,874

flyExclusive, Inc.

Depreciation expense for property and equipment for the years ended December 31, 2025 and 2024, was $21,402 and $23,740, respectively. The net carrying value of disposals of long-lived assets as of December 31, 2025 and 2024 was $83,093 and $23,449, respectively.

Interest payments on borrowings to acquire aircraft are capitalized for the month of acquisition when the aircraft’s in-service date begins following the 15th of the month. Interest payments for the month of acquisition would be expensed if the aircraft is placed into service before the 15th of the month. There was no capitalized interest as of December 31, 2025 and December 31, 2024, and capitalized interest was included as a component of construction in progress prior to the equipment’s in-service date.

13. Other Current Liabilities

Other current liabilities consisted of the following:

	December 31, 2025	December 31, 2024
Accrued vendor payments	$6,395	$6,528
Accrued ERC payments	9,044	9,044
Accrued directors and officers insurance	1,622	1,780
Accrued employee-related expenses	11,722	10,239
Accrued engine expenses	2,479	713
Accrued tax expenses	1,430	1,072
Accrued interest	2,145	472
Excise tax payable	999	1,188
Other	683	96
	$36,519	$31,132

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

Under the Act, eligible employers could take credits up to 70% of qualified wages with a limit of $7 per employee per quarter for the first three quarters of calendar year 2022. In order to qualify for the ERC in 2022, organizations generally had to experience a 20% or greater decrease in gross receipts in the quarter compared to the same quarter in calendar year 2019 or its operations had to have been fully or partially suspended during a calendar quarter due to “orders from an appropriate governmental authority limiting commerce, travel, or group meetings (for commercial, social, religious, or other purposes)” due to COVID-19. The credit is taken against the Company’s share of Social Security Tax when the Company’s payroll provider files or subsequently amends the applicable quarterly employer tax filings.

As of December 31, 2025, the Company has received ERC payments totaling $9,044. The Company’s legal counsel has issued a legal opinion that the Company, more likely than not, qualified for the ERC. However, it remains uncertain whether the Company meets the eligibility qualifications required for the ERC. Therefore, the balance was included in other current liabilities in the consolidated balance sheets as of December 31, 2025 and December 31, 2024 since the Company may potentially be required to repay the ERC.

flyExclusive, Inc.

14. Other Non-Current Liabilities

Other non-current liabilities consisted of the following:

	December 31, 2025	December 31, 2024
Fractional ownership deposits	$47,140	$30,342
Other	—	—
	$47,140	$30,342

15. Debt

The components of the Company’s outstanding short-term notes payable consisted of the following:

	Interest Rates	December 31, 2025	December 31, 2024
Short-term notes payable
Bank 1	6.5%	$3,160	$—
Bank 2	7.8%	4,229	5,962
Financial Institution 5	10.0%	1,594	—
Less: Unamortized debt issuance costs		(446)	—
Total short-term notes payable		$8,537	$5,962

In June 2023, the Company entered into two loan agreements in the principal amounts of $8,000 and $6,400, each bearing an interest rate of 7.75%. These loans originally had a maturity date of six months from the loan date. The maturity date of the $6,400 loan has been extended to June 2026, and the $8,000 loan to April 2029.

In April 2025, the Company entered into two loan agreements in the principal amounts of $1,540 and $1,620 with Bank 1, each of which bears an interest rate of 6.5% and has a maturity date of May 2026. In July 2025, the Company entered into a merchant cash advance agreement in the principal amount of $3,750 with Financial Institution 5, which bears an interest rate of 10.0% and has a maturity date of April 2026.

As of December 31, 2025 and December 31, 2024, unamortized debt issuance costs were $446 and $0, respectively for short-term notes payable.

During the years ended December 31, 2025 and 2024 the Company recorded $630 and $31, respectively in amortization of short-term debt issuance costs within interest expense in the consolidated statements of operations and comprehensive loss.

Interest expense related to short-term debt totaled $557 and $489 for the years ended December 31, 2025 and 2024, respectively.

flyExclusive, Inc.

The components of the Company’s outstanding long-term debt consisted of the following:

	Interest Rates		Amounts		Maturity Dates
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Long-term notes payable with banks for the purchase of aircraft
Bank 1	4.0% - 7.3%	4.0% - 7.3%	$6,304	$11,841	Aug 2026 - Feb 2029	Aug 2025 - Feb 2029
Bank 2	7.5% - 7.8%	4.0% - 7.8%	9,208	12,325	Jun 2028 - Dec 2030	Jun 2025 - Apr 2029
Bank 3	2.3% + SOFR**	2.3% + SOFR**	1,508	1,653	Sept 2026	Sep 2025
Bank 4	n/a	5.3% - 6.0%*	-	3,289	n/a	Jul 2030 - Sep 2030
Bank 5	7.7%	7.7%	1,344	1,614	Jan 2030	Jan 2030
Bank 6	4.0%	4.0%	519	800	Sep 2027	Sep 2027
Bank 7	8.8%	8.8%	11,914	12,361	May 2029	May 2029
Bank 8	2.8% + SOFR**	n/a	1,322	—	Apr 2027	n/a
Long-term notes payable with financial institutions for the purchase of aircraft
Financial Institution 1	n/a	0.25% + Schwab Loan Rate	-	2,959	n/a	Dec 2027
Financial Institution 2	3.6% - 7.0%	3.6% - 7.0%	6,499	7,796	Nov 2026 - Dec 2026	Nov 2026 - May 2027
Financial Institution 3	9.5%	9.0% - 9.5%	12,777	34,407	Dec 2033 - Mar 2034	Sep 2033 - Mar 2034
Credit facilities with financial institutions
Financial Institution 4	n/a	1.5% + SOFR** - 2.8% + SOFR**	-	62,666	See disclosure below	See disclosure below
Other long-term debt payable
Financing obligations from sale-leaseback transactions	1.0% - 2.4%	n/a	29,397	—	Nov 2028 - Aug 2030	n/a
EID loan	See disclosure below	See disclosure below	122	122	See disclosure below	See disclosure below
Long-term debt from VIEs			28,180	37,310
Total Long-term notes payable			109,094	189,143
Less: Unamortized debt issuance costs and debt discount			(159)	(233)
Less: current portion			(29,905)	(84,883)
Long-term notes payable, non-current portion			$79,030	$104,027

* The payment terms dictate that the Note shall bear interest at a rate equal to the Prime Rate plus 275 basis points with an initial interest rate set at 6.00% based on the Prime Rate and Loan Spread at the time of the agreement. The interest rate is to be adjusted every 5 years and be based on the Prime Rate published as of the date plus the Loan Spread.

** SOFR is defined as “Secured Overnight Financing Rate”

The Company (the “Borrowers”) routinely enters into long-term loan agreements with various lenders for the purpose of financing purchases of aircraft. These loans usually have an initial term between 2 to 15 years and occasionally the Borrowers negotiate with the lenders to extend the maturity date at the end of the initial term. The Company will refinance as needed to meet its obligations as they become due within the next 12 months. The Company has maintained a positive relationship with the lenders and has not historically had any difficulty refinancing these debt obligations. Based on historical experience and the fact that the Company has not suffered any decline in creditworthiness, it expects that cash on hand and cash earnings will enable it to secure the necessary refinancing. Amendments are executed at times when interest rates and terms are changed. Under these long-term loan agreements, the Borrowers usually pay principal and interest payments each month, followed by a balloon payment of all unpaid principal and accrued and unpaid interest due upon maturity, and when applicable, a loan origination fee upon execution. Each note payable is collateralized by the specific aircraft financed and is guaranteed by the owners of the Borrowers.

The lender may impose a restriction that the outstanding balance of the note may not exceed a percentage of the retail value of the collateral. In the event the outstanding value of the loan exceeds the percentage threshold of the collateralized aircraft, the Borrowers may be required to make a payment in order to reduce the balance of the loan. Pursuant to the loan agreements, the Borrowers must maintain certain debt service ratios (such as cash flow to leverage or certain EBITDA to total borrowings) specific

flyExclusive, Inc.

to each lender as long as the borrowers hold outstanding loans. There were 24 separate loan agreements (each loan agreement includes the initial agreement and amendments if applicable) with note payable balances outstanding as of December 31, 2025, compared to 30 separate loan agreements as of December 31, 2024.

As of December 31, 2025 and December 31, 2024, unamortized debt issuance costs were $159 and $233 for long-term notes payable (excluding convertible note), respectively.

During the years ended December 31, 2025 and 2024, the Company recorded $614 and $130, respectively, in amortization of the long-term debt issuance costs within interest expense in the consolidated statements of operations and comprehensive loss.

Total interest expense related to long-term debt (excluding convertible note and VIEs) was $8,104 and $11,587 for the years ended December 31, 2025 and 2024, respectively.

The table below presents the Company’s contractual principal payments (not including debt issuance costs) as of December 31, 2025 under then-outstanding long-term debt agreements in each of the next five calendar years (does not include VIE loans):

Fiscal year	Amount
Remainder of 2026	$12,044
2027	6,918
2028	21,487
2029	19,230
2030	13,641
Thereafter	7,594
80,914
Long-term notes payable from VIE	28,180
Debt issuance costs	(159)
Total long-term notes payable	$108,935

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

flyExclusive, Inc.

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

There was no outstanding balance on the term loan as of December 31, 2025, compared to an aggregated outstanding balance of $3,126 as of December 31, 2024.

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

At the Company’s option, the interest rate on term loans drawn from the LOC Master Note is equal to either the Prime-Based Rate, defined as the greater of 1.25% or the prime rate minus 1.88%, or the Daily Simple SOFR-Based Rate, defined as the greater of 1.25% or the Daily Simple SOFR plus 1.25% (“Interest Rate Option”). The Company agrees to pay accrued interest monthly on the 9th day of each month, beginning with the first of such dates to occur after the date of the first loan, at maturity of the LOC Master Note, and upon payment in full, whichever is earlier or more frequent. After maturity, whether by acceleration or otherwise, interest shall be payable upon demand. The Company may prepay any principal bearing interest at any Interest Rate Option in whole or in part without breakage fee, penalty or premium; provided, however, that if a swap agreement with a Daily Simple SOFR-Based Rate is in effect between Lender and the Company in connection with a loan made pursuant to this LOC Master Note, any applicable swap breakage fees, penalties, premiums and costs will apply. There is no swap agreement in place as of December 31, 2025.

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

flyExclusive, Inc.

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

On March 7, 2025, the Company paid in full the $59,540 balance on the LOC Master Note and closed the LOC. As of December 31, 2025, the Company had no outstanding balance.

Sale-Leaseback Transactions

In August 2025, the Company sold an aircraft to a third party for approximately $16,000. In connection with the sale, the Company entered into an agreement to lease back the aircraft for a 5-year period. Since the lease agreement provides the Company an option to repurchase fractional interests in the aircraft at fixed prices, the transaction is accounted for as a failed sale-leaseback. As a result, the aircraft remains on our Consolidated Balance Sheet as of December 31, 2025. The Company recognized $15,500 of the proceeds as a financing obligation as a component of long-term debt.

In November 2025, the Company sold an aircraft to a third party for approximately $18,500. In connection with the sale, the Company entered into an agreement to lease back the aircraft for a 3-year period. Since the lease agreement provides the Company an option to repurchase the aircraft equal to the greater of $18.5 million or the fair market value of the aircraft as of the purchase date, the transaction is accounted for as a failed sale-leaseback. As a result, the aircraft remains on our Consolidated Balance Sheet as of December 31, 2025. The Company recognized $18,500 of the proceeds as a financing obligation as a component of long-term debt.

Debt Covenants

Financial covenants contained in the debt borrowings mandate that the Company maintains certain financial metrics, including, but not limited to, debt service coverage ratios, fixed charge cover ratios, or cash flow cover ratios. If the Company is unable to maintain the financial metric, it is a breach of the debt covenant and is considered an event of default. An event of default can result in all loans and other obligations becoming immediately due and payable, including the advance of any sums necessary to cure the event of default, allowing the lenders to seize the collateralized assets, which include aircraft and the debt agreements being terminated. As of December 31, 2025 and 2024, the Company was not in compliance with certain financial covenants and obtained waiver request letters from the various lenders. Pursuant to the waiver letters, the lenders agreed to waive the financial covenants as of December 31, 2025 and 2024. The aggregate balances of outstanding debt obligations for which waiver letters were received was $8,924 and $19,365 as of December 31, 2025 and December 31, 2024, respectively.

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

flyExclusive, Inc.

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

In December 2025, the Company entered into a long-term promissory note in the amount of $1,460. The note bears a fixed rate of 7.5%, with a maturity date 5 years from the note date.

16. Leases

The Company’s lease arrangements generally pertain to real estate leases and aircraft. The Company leases real estate including hangars and office space under operating leases, ranging from two to thirty years. As of December 31, 2025 and December 31, 2024, the Company operated 32 and 34 aircraft, respectively, under non-cancellable operating leases ranging from two to seven years for charter flight services. For the Company’s aircraft leases, in addition to the fixed lease payments for the use of the aircraft, the Company is also obligated to pay into aircraft engine reserve programs and additional variable costs which are expensed as incurred and are not included in the measurement of our leases. These payments amounted to $23,102 and $15,198 for the years ended December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025 and 2024, the Company operated three and one aircraft under non-cancellable finance leases, respectively.

Vehicle leases typically have month-to-month lease terms and are classified as short-term leases.

The following table sets forth information about the Company’s lease costs for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Operating lease cost	$21,410	$21,195
Short-term lease cost	1,783	1,685
Finance lease cost:
Amortization of right-of-use assets	1,562	743
Interest on lease liabilities	2,317	303
Total lease costs	$27,072	$23,926

The following table sets forth supplemental cash flow information about operating and finance leases for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
ROU assets obtained in exchange for new lease liabilities
Operating lease liabilities	$12,884	$14,866
Finance lease liabilities	$25,197	$16,039

Supplemental balance sheet information related to the leases is as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term – operating leases	9.22 years	9.09 years
Weighted-average discount rate – operating leases	7.48%	6.87%
Weighted-average remaining lease term – finance leases	4.31	4.83 years
Weighted-average discount rate – finance leases	11.71%	8.23%

flyExclusive, Inc.

The Company’s future lease payments under operating leases as of December 31, 2025 are as follows:

Fiscal Year	Amount
2026	$18,970
2027	15,352
2028	8,959
2029	6,459
2030	4,631
Thereafter	36,760
Total undiscounted cash flows	91,131
Less: Imputed interest	(28,706)
Present value of lease liabilities	$62,425

The Company’s future lease payments under finance leases as of December 31, 2025 are as follows:

Fiscal Year	Amount
2026	$6,979
2027	7,064
2028	7,750
2029	4,921
2030	3,558
Thereafter	-
Total undiscounted cash flows	30,272
Less: Imputed interest	(6,662)
Present value of lease liabilities	$23,610

As of December 31, 2025, we have entered into one master lease for additional office spaces, none of which have commenced. Although some of the office locations are under construction, we do not control the building during construction and are thus not deemed to be the owner during construction.

17. Warrant Liabilities

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

flyExclusive, Inc.

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

On March 4, 2024, the Company recorded a warrant liability of $3,746 based on the fair value of the Series A Penny Warrants issued as of the closing date of the Series A Preferred Issuance (see Note 23 "Stockholders’ Equity (Deficit), Temporary Equity and Noncontrolling Interests" for additional information regarding the Series A Preferred issuance).

On January 3, 2024, 925,000 Public Warrants were exchanged for 203,500 shares of flyExclusive Class A Common Stock. On February 27, 2024, 336,124 Public Warrants were exchanged, for 73,947 shares of flyExclusive Class A Common Stock.

During the year ended December 31, 2025, holders of Public Warrants did not exercise any warrants on a cashless basis. During the year ended December 31, 2024, holders of Public Warrants exercised 3,283,941 on a cashless basis, in accordance with the terms of the Public Warrants, resulting in an issuance of 974,610 shares of flyExclusive Class A Common Stock for the year ended December 31, 2024. As of December 31, 2025 and December 31, 2024, there were 4,333,333 Private Placement Warrants and 2,519,869 Public Warrants outstanding in addition to the Penny Warrants.

For the years ended December 31, 2025 and December 31, 2024, the Company remeasured the fair value of the Warrants and recorded a loss on the change in the fair value of $1,430 and $1,467, respectively.

The gain or loss was recorded to Other income (expense), on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and December 31, 2024. As of December 31, 2025 and December 31, 2024, the consolidated balance sheets contained warrant liabilities of $4,444 and $3,014, respectively.

18. Employee Benefits

Defined Contribution Plan

The Company established the flyExclusive 401(k) Plan (the “401k Plan”) under Section 401(k) of the Internal Revenue Code. Under the 401k Plan, employees (or “Participants”) with greater than two months of service may contribute up to the lesser of Internal Revenue Service guidelines or 100% of their compensation per year subject to the elective limits as defined by IRS guidelines. The Company may make discretionary matching contributions in amounts equal to a uniform percentage or dollar amount of employees’ elective deferrals each plan year. The Company matches 50% of the first 8% of base compensation that

flyExclusive, Inc.

participants contribute to the 401k Plan. Vesting in the Company’s contribution portion of their accounts is based on years of continuous service. A participant is 100% vested after 2 years of credited service.

Investment selections consist of mutual funds. The Company’s contributions to the 401k Plan amounted to $1,816 and $1,393 for the years ended December 31, 2025 and 2024, respectively.

Health and Welfare Benefits

The Company provides health and welfare benefits to its employees, including health, life, dental, and disability insurance, among others.

19. Stock-based Compensation

2023 Equity Incentive Plan

The aggregate number of shares of Class A Common Stock initially reserved for future issuance under the 2023 Equity Incentive Plan was 6,000,000 shares. In September 2025, the Board of Directors of the Company approved an amendment to increase the authorized number of shares to 15,000,000, which was approved by the Company's stockholders in December 2025. The number of shares available for issuance under the 2023 Equity Incentive Plan will be proportionately adjusted for (i) any increase or decrease in the number of issued and outstanding shares resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the shares, or similar transaction affecting the shares, (ii) any other increase or decrease in the number of issued and outstanding shares effected without receipt of consideration by the Company, or (iii) any other transaction with respect to the Company’s Class A Common Stock including a corporate merger, consolidation, acquisition of property or stock, separation (including a spin-off or other distribution of stock or property), reorganization, liquidation (whether partial or complete), or any similar transaction; provided, however that conversion of any convertible securities of the Company will not be deemed to have been effected without receipt of consideration. The 2023 Equity Incentive Plan will continue in effect for a period of 10 years from the Incentive Plan Effective Date unless sooner terminated. During the years ended December 31, 2025 and December 31, 2024, 2,400,000 and 4,800,000 awards were granted under the 2023 Equity Incentive plan, respectively. As of December 31, 2025 and 2024, 7,800,000 and 1,200,000 shares of the Company's Class A Common Stock were available for future issuance under the 2023 Equity Incentive Plan, respectively. The weighted-average grant-date fair value of the grants of stock options for the options granted during the years ended December 31, 2025 and 2024 was $3.82 and $1.79 per share, respectively. The unrecognized compensation expense associated with the outstanding stock options at December 31, 2025 and 2024 was $14,582 and $7,839, respectively. The following table provides additional information about the shares outstanding under the 2023 Equity Incentive Plan:

	Number of Shares	Average Exercise Price	Average Remaining Contractual Period in Years	Aggregate Intrinsic Value
Balance at December 31, 2023	—	—
Granted	4,800,000	$2.78
Exercised	—	—
Forfeited and expired	—	—
Balance at December 31, 2024	4,800,000	$2.78	9.75	$1,776
Granted	2,400,000	5.00
Exercised	—	—
Forfeited and expired	—	—
Balance at December 31, 2025	7,200,000	$3.52	9.08	$4,248

Employee Stock Purchase Plan

In connection with the Merger, the Board approved the flyExclusive, Inc. Employee Stock Purchase Plan (the “ESPP”), on November 10, 2023 (the "ESPP Effective Date"), at which time the ESPP became effective, subject to stockholder approval. The ESPP was subsequently approved by the stockholders on December 18, 2023. The ESPP provides eligible employees with a means of acquiring an equity interest in the Company through payroll deductions. The aggregate number of shares of Class A Common

flyExclusive, Inc.

Stock initially reserved for future employee purchases under the ESPP was 1,500,000 shares. In September 2025, the Board of Directors of the Company approved an amendment to increase the authorized number of shares to 2,500,000, which was approved by the Company's stockholders in December 2025. The ESPP will expire on October 31, 2033, unless sooner terminated by the Board, or when all available shares have been purchased. As of December 31, 2025 and 2024, no shares had been purchased by employees under the ESPP.

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

The Company has assessed the realizability of its net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against its deferred tax assets as of December 31, 2025, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions in which it operates. Therefore, the Company is subject to tax examination by various taxing authorities. The Company is not currently under examination, and is not aware of any issues under review that could result in significant payments, accruals, or material deviation from its tax positions. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities to the extent utilized in a future period. As of December 31, 2025, the tax years from 2022 to present generally remain open to examination by relevant taxing jurisdictions to which the Company is subject.

The components of income tax expense for the year ended December 31, 2025 are as follows:

Year Ended December 31,
2025
Current
Federal	$—
State	37
Total income taxes	$37

flyExclusive, Inc.

The following table represents a reconciliation of income tax expense (benefit) at the statutory federal income tax rate to the actual income tax expense from continuing operations:

	Year Ended December 31,
	2025		2024
	Amount	Tax Rate	Amount	Tax Rate
U.S. Federal statutory tax rate	$(14,098)	21.00%	$(21,314)	21.00%
State & local income taxes, net of federal income tax effect (a)	(1,108)	1.65%	(130)	0.13%
Changes in valuation allowance	(5,565)	8.29%	(443)	0.44%
Nontaxable or nondeductible Items
Unrecognized benefit from LLC flow-thru structure	9,827	-14.64%	21,269	-20.96%
Other nondeductible Items	8,148	-12.14%	(870)	0.86%
Other adjustments	2,833	-4.22%	1,528	-1.51%
Effective Tax Rate	$37	-0.06%	$41	-0.04%

(a) State taxes in Texas made up the majority (greater than 50 percent) of the tax effect in this category for the year ended December 31, 2024. State taxes in New York and Massachusetts made up the majority of the tax effect in this category for the year ended December 31, 2025.

The effective tax rate was (0.06%) for the year ended December 31, 2025 and (0.04%) for the year ended December 31, 2024. Our effective tax rate differs from the federal statutory rate of 21% primarily due to the unrecognized benefit from the LLC flow thru structure as a result of the noncontrolling interest.

Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The principal components of our net deferred tax assets were as follows:

	December 31,
	2025	2024
Deferred tax assets
Net operating loss carryforward	$4,238	$2,631
Interest expense	1,912	987
Start-up cost	-	638
Outside basis difference on investment in LGM Enterprises, LLC (a)	(579)	9,660
Warrant liability	811	443
Other, net	1,127	(139)
Total deferred tax assets	7,509	14,220
Valuation allowance	(7,509)	(14,220)
Net deferred tax assets	$—	$—

(a) The Company's deferred tax asset for the investment in partnership relates to the excess outside tax basis over financial reporting outside basis in LGM Enterprises, LLC, which is treated as a partnership for U.S. federal income tax purposes.

We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of our deferred tax assets might not be realized. In making this determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary difference, projected future taxable income and tax planning strategies. As of December 31, 2025, we concluded based on the weight of all available positive and negative evidence, that it is more likely than not that none of our deferred tax assets will be realized. Accordingly a valuation allowance of $7,509 has been established as of December 31, 2025. The full valuation allowance will remain until there is sufficient evidence to support the reversal of all or some portion of these allowances.

As of December 31, 2025, the Company had U.S federal net operating loss ("NOL") carryforwards totaling $19,294 which have no expiration dates as well as state NOL carryforwards totaling $4,618 which are generally unlimited with several exceptions with expiration dates extending through 2044.

flyExclusive, Inc.

21. Related Party Transactions

The Company regularly enters into related party transactions with entities associated with, and under control of, the majority owner of the Company. Management believes some transactions were conducted on terms equivalent to those prevailing in an arm’s-length transaction. However, some amounts earned or that were charged under these arrangements were not negotiated at arm’s length and might not represent the terms that the Company might have obtained from an unrelated third party. See below for a description of transactions with related parties.

Purchases from Related Parties

LGM Ventures, LLC (“LGMV”) is an entity owned by Thomas James Segrave, Jr. Carolina Air Center, LLC, Crystal Coast Aviation, LLC, and Kinston Jet Center, LLC are subsidiaries of LGMV and sellers of fuel.

During the years ended December 31, 2025 and 2024, the Company purchased a total of $1,543 and $1,542, respectively, in fuel from subsidiaries of LGMV. This represented approximately 2% of the Company’s total fuel purchases during both years ended December 31, 2025 and 2024.

Leases from Related Parties

Kinston Jet Center, LLC, Kinston Jet House, LLC, JS Longitude, and LGM Auto, LLC are subsidiaries of LGMV and lessors of real property, personal property, and equipment (such as trucks, trailers, and vans). During the years ended December 31, 2025 and 2024, the Company incurred rent expense to subsidiaries of LGMV totaling $4,180 and $3,910, respectively. See Note 16 "Leases" for further details.

Due to Related Parties

Outstanding accounts payable to related parties for fuel and lease purchases from LGMV as of December 31, 2025 and 2024 were $887 and $22, respectively.

Sales to Related Parties

The Company allows owners of its subsidiaries and lessor SAEs without Equity (“lessor VIEs”) to charter flights at a reduced rate. During the years ended December 31, 2025 and 2024, the Company recorded $14,837 and $18,209 in charter flight revenue from owners of subsidiaries and lessor VIEs, respectively. During the years ended December 31, 2025 and 2024, the Company recorded $214 and $104 in revenue from related parties not considered owners of subsidiaries or lessor VIEs, respectively.

Receivables from Related Parties

Short term accounts receivable from related parties consist of customer flight activity charges and totaled $1,325 and $2,645 as of December 31, 2025 and December 31, 2024, respectively. Related party receivables from LGMV totaled $371 as of December 31, 2025 and $220 as of December 31, 2024.

Notes Receivable

In the normal course of its business, the Company finances third-party buyers of their SAEs and holds notes receivable from these buyers. Notes receivable is comprised of two notes; one note receivable is $3,700 of a related party’s purchase of 99% ownership of a consolidated subsidiary, and a second note receivable of $4,128 entered into in December 2025. The total note receivable balance was $7,728 and $3,700 as of December 31, 2025 and December 31, 2024, respectively.

Long-term Notes Payable - Related Parties

In December 2023, the Company issued to EGA Sponsor $15,871 in principal amount of senior secured notes due December 2024. The note was issued with a stated rate of 14% with interest payable monthly in arrears. The note initially had a maturity date of December 1, 2024, that has been extended to January 1, 2027.

Unamortized debt issuance costs related to the senior secured notes was $157 and $0 as of December 31, 2025 and December 31, 2024, respectively. Total interest expense related to the senior secured note was $2,835 and $3,105 for the years

flyExclusive, Inc.

ended December 31, 2025 and December 31, 2024, respectively. The current amount outstanding under the EGA Sponsor note was $14,614 and $15,871 for the years ended December 31, 2025 and December 31, 2024, respectively.

Long-term Notes Payable - Related party, Current Portion

On December 27, 2023, the Company entered into an additional promissory note with the EGA Sponsor, with a principal amount of $3,947. The promissory note bears an annual interest rate of 8% with a maturity date of December 31, 2024. Total accrued interest related to the EGA Sponsor note was $0 and $211 as of December 31, 2025 and December 31, 2024, respectively.

Total interest expense related to the EGA Sponsor note was $70 and $316 for the years ended December 31, 2025 and December 31, 2024, respectively.

On March 21, 2025, the EGA Sponsor Note was cancelled in exchange for stock and warrants. Monthly interest was charged for the period between the maturity date and when the note was cancelled. For further information, see Note 23 "Stockholders' Equity(Deficit), Temporary Equity and Noncontrolling Interests" for additional disclosures regarding the exchange.

The current amounts outstanding under the EGA Sponsor Note and the two Senior Secured Notes were $9,041 and $6,677 as of December 31, 2025 and December 31, 2024, respectively.

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

The Note covers borrowings of an aggregate principal amount of up to approximately $25,773, up to $25,000 of which is to finance the purchase or refinancing of aircraft relating to the Company’s fractional ownership program (the “Revolving Loan”). The Note initially matured on January 26, 2026, but was ultimately extended to January 26, 2028 (the “Maturity Date”) via an amendment to the Senior Secured Note as discussed in further detail in Note 24 "Subsequent Events", at which time the aggregate outstanding principal amount and all accrued and unpaid interest (including accrued and unpaid fees and expenses) payable under the Note shall be due and payable. The full amount available for borrowings under the Note has been funded by the placement thereof into a cash escrow account, which will be released to the Borrower upon the satisfaction of certain conditions precedent contained in the Note. The Borrower may re-borrow repaid funds up until the Maturity Date unless it chooses to permanently reduce the borrowing availability under the Note and pays a prepayment premium equal to (i) if prior to January 26, 2025, the make-whole fee as detailed in the Note, or (ii) thereafter, the outstanding principal amount being prepaid multiplied by 3.00%.

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

flyExclusive, Inc.

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

The obligations of the Borrower under the Note are guaranteed by the Parent Guarantors and by the Personal Guarantor. As of December 31, 2025, the Company had drawn $28,743 under the Note, with $25,242 of those draws outstanding as of the current year-end. As of December 31, 2025 and December 31, 2024 unamortized debt issuance cost related to the Senior Secured Note was $38 and $518, respectively.

Total interest expense related to the Senior Secured Note was $4,289 and $3,393 as of December 31, 2025 and December 31, 2024, respectively.

22. Commitments and Contingencies

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

On August 23, 2023, prior to Exclusive filing a responsive pleading in the Initial Lawsuit, WUP voluntarily dismissed the Initial Lawsuit. That same day, WUP re-filed the same lawsuit against Exclusive in the Supreme Court of the State of New York, County of New York (the “State Lawsuit”). On September 12, 2023, Exclusive removed the State Lawsuit to the Southern District of New York (the “Court”), as case number 1:23-cv-08077-VSB. On September 19, 2023, Exclusive filed a motion to dismiss for lack of personal jurisdiction or, in the alternative, motion to transfer the lawsuit to the U.S District Court for the Eastern District of North Carolina (“Motion to Dismiss”). On October 9, 2023, WUP filed a motion to remand the State Lawsuit back to state court (“Motion to Remand”) contending that the Court lacks subject matter jurisdiction because there is not complete diversity of citizenship between the parties.

On October 31, 2024, Exclusive filed an answer denying that WUP is entitled to any of the relief sought by WUP, and also filed a counterclaim for breach of contract against WUP seeking damages in excess of $75,000. On March 28, 2025, WUP’s Motion to Remand was granted and Exclusive’s Motion to Dismiss was denied as moot. The action accordingly was remanded to and reinstated in the New York Supreme Court (Commercial Division) as Index No. 654094/2023 (“NY State Lawsuit”). Exclusive re-filed its counterclaim for damages against WUP and re-filed its motion to dismiss WUP’s complaint for lack of personal jurisdiction over Exclusive. On July 23, 2025, WUP filed an Amended Complaint in the NY State Lawsuit.

WUP asserted six new claims in the Amended Complaint: (1) breach of contract based on Exclusive’s alleged failure to comply with WUP’s purported audit rights under Section 18 of the GRP Agreement; (2) Unfair and Deceptive Trade Practices under N.C.G.S. § 75-1.1 based on Exclusive’s alleged wrongful termination of the GRP Agreement and retention of deposits paid by WUP; (3) fraudulent misrepresentation that Exclusive would return a significant portion of WUP’s deposits arising from

flyExclusive, Inc.

Thomas J. Segrave, Jr.’s (“Mr. Segrave”) allegedly false statement that Exclusive would apply a certain portion of WUP’s deposits towards future invoices per month; (4) conversion of WUP’s deposits; (5) money had and received based on Exclusive’s alleged wrongful retention of WUP’s deposits; and (6) piercing the corporate veil of Exclusive to hold Mr. Segrave liable for Exclusive’s alleged liabilities. On September 9, 2025, Exclusive and Mr. Segrave filed their Answer to WUP’s Amended Complaint, re-filed Exclusive’s counterclaim, and filed a motion to dismiss the Amended Complaint for lack of personal jurisdiction over Exclusive and Mr. Segrave. On December 2, 2025, Exclusive’s and Mr. Segrave’s motion to dismiss for lack of personal jurisdiction was granted. On December 23, 2025, Exclusive and WUP stipulated to a dismissal of all claims in the NY State Lawsuit without prejudice.

On December 30, 2025, WUP filed a complaint (“NC Complaint”) against Exclusive and Mr. Segrave in the Superior Court Division of the General Courts of Justice of Wake County, North Carolina (“NC State Lawsuit”). The NC Complaint alleges the same claims as the Amended Complaint in the NY State Lawsuit. The NC State Lawsuit is currently pending as case number 25CV047093-910.

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

As of December 31, 2025, it is not probable that an Early Termination Event will occur. In a scenario where an Early Termination Event occurred, the maximum amount payable to existing Equityholders would be approximately $6.1 million. This estimate is based on a blended federal and state tax rate of 25.0% and financial information as of December 31, 2025. If an Early Termination Effect becomes probable, the Company would accrue a liability along with a charge to income in accordance with the guidance outlined in ASC Topic 450-20-25-2.

Repurchase Contingencies

The Company has entered into sale and leaseback transactions in the ordinary course of business (see Note 6, "Variable Interest Entities"), and the Company has certain repurchase contingencies at the option of the lessors. These transactions typically require the aircraft lessor to provide the Company with formal notice of the exercise of the put option associated with the lease no later than 60 or 90 days in advance of the end of the lease term, with the aircraft repurchase to occur at the end of the lease term. Each lease with an associated put option has a lease term of typically 5 to 10 years from the date the aircraft is added by the FAA to the Company’s Charter Certificate Operation Specifications, and occasionally has a lease term beginning on the effective date of the lease agreement or the date the aircraft is delivered to the Company. Additionally, the put option purchase price is typically

flyExclusive, Inc.

reduced dollar for dollar by the amount of each monthly payment or flight credit over the course of the lease term but not reduced below a certain threshold.

The following is a schedule by years of future repurchase contingencies under the leases as of the year ended December 31, 2025:

Fiscal Year	Amount
2026	$15,108
2027	22,265
2028	4,712
2029	5,260
Thereafter	2,725
$50,070

On August 26, 2021, the Company was issued formal notice from a lessor that it had exercised the end of term put option in connection with a leased aircraft. The Company is obligated to repurchase the aircraft in 2026 at the end of the lease term at the price of $3,450 less the dollar-for-dollar amount of each monthly payment made over the course of the lease term,but not reduced below $2,070 by application of such reduction.

23. Stockholders’ Equity (Deficit), Temporary Equity and Noncontrolling Interests

On December 27, 2023, in connection with the closing of the Merger, the Company entered into the Second Amended and Restated Certificate of Incorporation (the "Charter"). The total number of shares of all classes of stock the Company is authorized to issue pursuant to the Charter is 325,000,000 shares, consisting of the following:

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock at a par value of $0.0001 per share. As of December 31, 2025 there were 25,000 shares of preferred stock issued and outstanding, consisting of 25,000 shares of Series A preferred and 0 shares of Series B preferred. The Series A Certificate of Designation and the Series B Certificate of Designation, as amended, authorize 25,000 shares and 29,737 shares to be issued, respectively.

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

flyExclusive, Inc.

Company may not declare and pay in cash any dividends prior to the third Dividend Payment Date. On the third Dividend Payment Date, the Company must declare and pay at least 43% of the dividends in cash, and with respect to each subsequent Dividend Payment Date, the Company must pay 100% of the dividends in cash.

We have recorded both an accretion of dividends payable of $2,954, which equates to $118.16 per share, as well as amortization of discount of $1,212 for the year ended December 31, 2025. These amounts are recorded as an accretion to temporary equity and a reduction in the accumulated deficit within the consolidated statements of shareholders' equity (deficit) / members' equity (deficit) and temporary equity.

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

The Series A Preferred Stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 25,000 shares of Series A Preferred Stock subject to possible redemption are presented within temporary equity on the consolidated statements of shareholders' equity (deficit) / members' equity (deficit) and temporary equity.

In connection with the securities purchase agreement, on March 4, 2024, EnTrust Emerald (Cayman) LP was issued a Series A Penny Warrant to purchase shares of the Company's Class A Common Stock. This warrant granted the holder the right to purchase shares of Class A Common Stock in an aggregate amount equal to 1.5% of the outstanding Class A Common Stock on a fully diluted basis (the “Share Count Cap”), calculated in accordance with the terms of the warrant agreement, at an exercise price of $0.01 per share. See Note 17 "Warrant Liabilities" for additional information regarding these warrants.

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

flyExclusive, Inc.

Warrant to purchase up to 1,000,000 shares of Class A Common Stock to EG Sponsor and (ii) received additional gross proceeds of approximately $5.1 million on the Subsequent Closing Date.

On March 21, 2025, the Company and EGA Sponsor entered into a Securities Purchase Agreement whereby they cancelled the EGA Sponsor Note in exchange for 4,227 shares of the Company's Series B Preferred Stock and warrants to purchase up to 1,268,100 shares of the Company's Class A Common Stock. The number of shares of Series B Preferred Stock was determined by dividing the principal and accrued interest outstanding under the December 2023 Promissory Note by $1,000. There was approximately $4,227 in principal and accrued interest outstanding under the EGA Sponsor Note, which resulted in the issuance of 4,227 shares of Series B Preferred Stock. The warrants have an exercise price of $0.01 per share and are exercisable until the fifth anniversary of their issuance. The cancellation of the EGA Sponsor Note resulted in a loss on extinguishment of debt of $1,395 for the year ended December 31, 2025

Except as otherwise required by the General Corporation Law of the State of Delaware (the “DGCL”), other applicable law, the Company’s Certificate of Incorporation, or the Series B Certificate of Designation, holders of Series B Preferred Stock are not entitled to any vote on matters submitted to the Company’s stockholders for approval. In any case in which the holders of Series B Preferred Stock shall be entitled to vote pursuant to the DGCL, other applicable law, the Company’s Certificate of Incorporation, or the Series B Certificate of Designation, each holder will be entitled to one vote with respect to such matter per share of Series B Preferred Stock.

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

flyExclusive, Inc.

Each share of Series B Preferred Stock automatically converted into 10,394,088 shares of the Company’s Class A Common Stock on December 31, 2025 (the “Automatic Conversion Date”) at a conversion price of $5.00 (“Conversion Price”). As the VWAP on the Trading Day (each as defined in the Series B Certificate of Designation) immediately preceding the Automatic Conversion Date was less than the Conversion Price, the Conversion Rate (as defined in the Series B Certificate of Designation) with respect to each share of Series B Preferred Stock was increased by the requisite number of shares of Class A Common Stock such that the value of the shares of Class A Common Stock issuable in respect of the initial stated value of each share of Series B Preferred Stock equals $1,000.00.

The Series B Penny Warrant is exercisable beginning on the issue date and until the fifth anniversary of the issue date with an exercise price of $0.01 per share. The Series B Penny Warrants were deemed to be equity-classified instruments and were recorded within additional paid-in capital as of the issuance dates of the Series B Preferred Stock.

Class A Common Stock

The Company is authorized to issue 200,000,000 shares of Class A Common Stock at a par value of $0.0001 per share. As of December 31, 2025, there were 31,184,738 shares of Class A Common Stock issued and outstanding.

Class B Common Stock

The Company is authorized to issue 100,000,000 shares of Class B Common Stock at a par value of $0.0001 per share. As of December 31, 2025, there were 59,930,000 shares of Class B Common Stock issued and outstanding. The holders of the Class B Common Stock hold an equal number of LGM Common Units. Beginning on the first anniversary of the Closing Date, the LGM Common Units may be redeemed for either one share of Class A Common Stock or cash, at the election of the Board. For each LGM Common Unit that is redeemed, one Class B Common Stock share will be automatically cancelled.

Redeemable Noncontrolling Interest

The redeemable noncontrolling interest relates to the 59,930,000 LGM Common Units held by the Class B Common Stockholders and was not redeemable until the one year anniversary date of the Closing Date, or December 27, 2024; however, as of its establishment on the Closing Date, the Company determined that the likelihood of it becoming redeemable was "probable" because the future redemption only depended on the passage of time. Therefore, the subsequent measurement of the redeemable noncontrolling interest at each reporting date is determined as the higher of (1) the initial carrying value, increased or decreased for the redeemable noncontrolling interest's share of net income or loss, or (2) the redemption value. If the exchange of Class B Common Stock were to be settled in cash, the redemption value would be based on the volume-weighted average price (VWAP) of the Company's Class A Common Stock over the ten most recent trading days preceding the redemption date. In determining the measurement method of redemption value in periods in which the noncontrolling interest is not currently redeemable, the Company elected to accrete changes in the redemption value over the period from the date of issuance (the Closing Date) to the earliest redemption date (December 27, 2024) of the instrument using the interest method. Changes in the redemption value are considered to be changes in accounting estimates

As of December 31, 2025 and December 31, 2024, the Company held a 34% and 23% common interest, respectively, in LGM Common Units. The Company is considered the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 34% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership.

The net loss attributable to the redeemable noncontrolling interest for the years ended December 31, 2025 and December 31, 2024 was $50,529 and $73,384 respectively.

The change in the carrying value of the redeemable noncontrolling interest for the year ended December 31, 2025 was as follows:

Balance as of December 31, 2024	$159,514
Net loss attributable to redeemable noncontrolling interest	(50,529)
Change in redemption value of redeemable noncontrolling interest	104,426
Balance as of December 31, 2025	$213,411

flyExclusive, Inc.

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

Treasury Stock

On December 26, 2023, the underwriter of our initial public offering (the “IPO”) purchased 75,000 shares of EGA Class A common stock on behalf of the Company. The shares were purchased by the underwriter from a public stockholder that elected to reverse its redemption of 75,000 shares of EGA Class A common stock. The shares were purchased for a total purchase price of $818 ($10.90 per share) and the underwriter received reimbursement of $800 from EGA’s Trust Account on December 27, 2023, as well as reimbursement for the remaining $18 from the Company on January 2, 2024. Simultaneously with the closing of the Merger, the 75,000 shares of EGA Class A common stock were automatically exchanged for shares of Class A Common Stock and 73,600 shares (out of the above-mentioned 75,000 shares) were granted to employees of the Company as compensation for services provided (the grant date for the 73,600 shares was determined to be December 27, 2023). The shares of flyExclusive Class A Common Stock were fully vested upon grant. As of December 31, 2023, all 75,000 shares were still legally considered to be owned by the underwriter. On January 2, 2024, the 75,000 shares were transferred from the underwriter to the Company, at which time the Company became the owner of record. On January 9, 2024, 73,600 shares were transferred from flyExclusive, Inc.’s ownership to the employee grantees and these 73,600 shares all had flyExclusive employees listed as the owners of record. The 1,400 shares of Class A Common Stock not issued to employees were still held by the Company and classified as treasury stock as of December 31, 2025.

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

Noncontrolling Interest

The Company held a controlling interest in several entities that are not wholly-owned as described above (see Note 6, "Variable Interest Entities") and net income or net loss of such entities is allocated on a straight percentage basis based on the given

flyExclusive, Inc.

terms of each entity’s operating agreement (see percentage below). Net income (loss) attributable to noncontrolling interests for the years ended December 31, 2025 and 2024 was $1,007 and ($7,037) respectively.

As of December 31, 2025, the noncontrolling interests in the Company’s consolidated entities are comprised of the following (11 entities):

Entities - Major Owner	Noncontrolling Interest	Company Ownership	Total
Entities 1-3	99%	1%	100%
Entity 4	95%	5%	100%
Entity 5	92%	8%	100%
Entity 6	88%	12%	100%
Entity 7	77%	23%	100%
Entity 8	75%	25%	100%
Entity 9	70%	30%	100%
Entity 10	68%	32%	100%
Entity 11	67%	33%	100%

On March 26, 2024, the Company entered into an agreement with the noncontrolling interests of certain controlled and consolidated aircraft leasing entities to exchange ownership interests involving seven aircraft and their related entities. The purpose of the transactions was to give the Company 100% ownership of certain aircraft. These transfers are accounted for as equity transactions and no gain or loss was recognized during the year ended December 31, 2025. These transfers are included within acquisitions of noncontrolling interests on the consolidated statements of shareholders' equity (deficit) and temporary equity. The carrying amounts of the assets and liabilities of the consolidated aircraft leasing entities are not changed. The carrying amounts of the noncontrolling interests are adjusted to reflect the change in the ownership interests of each consolidated aircraft leasing entity.

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

24. Subsequent Events

As previously reported, on February 13, 2025, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) by and among the Company, FlyX Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of flyExclusive (“Merger Sub”), Jet.AI Inc., a Delaware corporation (“Jet.AI”) and Jet.AI SpinCo, Inc., a Delaware corporation, and a wholly owned subsidiary of Jet.AI (“SpinCo”), pursuant to which (i) as a condition to closing the transaction, Jet.AI will distribute all of the shares of SpinCo, on a pro rata basis, to the stockholders of Jet.AI (the “Distribution”) and (ii) the Merger Sub will merge with and into SpinCo (the “Merger”) with SpinCo surviving the Merger as a wholly owned subsidiary of the Company. The parties to the Merger Agreement entered into an Amended and Restated Agreement and Plan of Merger and Reorganization (the “A&R Merger Agreement”) on May 6, 2025 and executed Amendment No. 1 and Amendment No. 2 to the A&R Merger Agreement on July 30, 2025 and October 10, 2025, respectively.

flyExclusive, Inc.

On January 13, 2026, the parties to the A&R Merger Agreement, as amended, executed Amendment No. 3 to the A&R Merger Agreement, as amended, to extend the Outside Date (as defined in the A&R Merger Agreement) from December 31, 2025 to April 30, 2026.

On January 9, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Lucid Capital Markets, LLC, as representative of the several underwriters named therein (the “Lucid”). Pursuant to the Underwriting Agreement, the Company agreed to sell 2,255,639 shares of the Company’s Class A common stock, $0.0001 par value per share (“Common Stock”), to Lucid at a public offering price of $6.65 per share, less underwriting discounts and commissions.

On February 10, 2026, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Lucid Capital Markets, LLC (the “Agent”) pursuant to which the Company may offer and sell shares of the Company’s Class A common stock, $0.0001 par value per share (“Common Stock”), from time to time, to or through the Agent, acting as sales agent or principal. In connection with the entry into the ATM Agreement, the Company and Lucid amended the Underwriting Agreement to terminate Lucid’s 45-day over-allotment option to purchase up to an additional 222,833 shares of the Company’s Class A common stock.

The offer and sale of shares of Common Stock through the Agent will be made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-287720) (the “Registration Statement”), which was declared effective by the Securities and Exchange Commission (the “SEC”) on June 30, 2025, and a related prospectus supplement filed with the SEC on February 10, 2026 pursuant to Rule 424(b) (the “Prospectus Supplement”) under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the Prospectus Supplement, the Company may offer and sell up to a maximum of $6,917,931 of shares of Common Stock under the ATM Agreement.

As previously reported, on January 26, 2024, FlyExclusive Jet Share, LLC (the “Borrower”), a wholly-owned indirect subsidiary of flyExclusive, Inc. (“flyExclusive,” and together with LGM Enterprises, LLC as guarantors; in such capacity, the “Parent Guarantors”), entered into a Senior Secured Note (the “Senior Secured Note”) with ETG FE LLC (the “Noteholder”), Kroll Agency Services, Limited, as administrative agent (the “Administrative Agent”), and Kroll Trustee Services, Limited, as collateral agent (the “Collateral Agent”). The Senior Secured Note covers borrowings of an initial aggregate principal amount of approximately $25.8 million, up to $25.0 million of which was to finance the purchase or refinancing of aircraft relating to flyExclusive’s fractional ownership program.

On February 16, 2026, the parties to the Senior Secured Note executed the First Amendment to the Senior Secured Note, effective as of January 26, 2026 (the “Amendment”), which, among other things, extended the Maturity Date to January 26, 2028.

The Amendment also revised the Applicable Rate of interest to mean either (i) a 15.00% annual rate for any period during which the Outstanding Principal Amount equals or exceeds $12,500,000, or (ii) a 13.00% annual rate for any period during which the Outstanding Principal Amount is less than $12,500,000.

Further, the Amendment eliminated the revolving Advance feature of the Senior Secured Note, provided for $26,542 of certain reimbursable expenses of the Initial Noteholders to be added to the Outstanding Principal amount of the Loans, and revised the amortization to require principal repayments in the amount of $2,400,000 in consecutive quarterly installments on the last day of each of March, June, September, and December, commencing on June 30, 2026.

The Amendment also added a $386,697.94 non-refundable fee payable by the Borrower to the Administrative Agent (the “Back End Fee”). The Back End Fee is payable on the earliest to occur of (i) Payment in Full, or (ii) the entirety of the Outstanding Principal Amount becoming due and payable, whether on the Maturity Date, by acceleration, or otherwise.

flyExclusive, Inc.

On February 18, 2026, Thomas James Segrave, Jr., redeemed 10 million LGM units in exchange for 10 million shares of the Company’s Class A common stock in accordance with the Amended and Restated Operating Agreement of LGM Enterprises, LLC (the “Redemption”). In connection with the Redemption, Mr. Segrave contemporaneously and automatically surrendered to the Company 10 million shares of the Company’s Class B common stock, for no additional consideration, pursuant to the Company’s Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”). The Company is obligated under the Certificate of Incorporation to retire the surrendered shares of Class B common stock and cannot reissue such shares.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that during the periods presented in the consolidated financial statements at and as of December 31, 2025, our internal control over financial reporting was not effective due to material weaknesses in the Company’s internal control over financial reporting as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Remediated Material Weaknesses

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, management identified the following material weaknesses in our internal control over financial reporting, which were remediated as of December 31, 2025:

•
The Company did not design and maintain formal and effective controls over information technology general controls (“ITGCs”) for IT systems that are relevant to the preparation of the financial statements.
•
The Company did not design and maintain adequate segregation of duties consistent with control objectives for key information technology systems that support financial reporting processes.

Remediation Efforts

During the year ended December 31, 2025, the Company continued its remediation plan to address the underlying causes associated with the above-mentioned material weaknesses in the information technology control environment and segregation of duties ("SOD"). The Company’s remediation efforts included the following:

•
We designed, implemented, and operated ITGCs over key systems relevant to financial reporting, including refinement of our IT risk and controls matrix and the mapping of IT controls to key systems. These controls addressed governance, access management, information security, authentication, IT operations, and change management.
•
We formalized company-wide IT policies, including our IT standard operating procedures (“SOP”), IT risk assessment plan, incident response plan, disaster recovery plan, software development life cycle policy, and others.
•
We enhanced our cybersecurity and IT security posture, including deployment of device and domain protections, conducting breach and attack simulations, and implementing other security measures.
•
We completed IT security reviews and risk analyses of the third-party vendors that maintain our key information systems that support financial reporting processes.
•
We enhanced our internal IT and development teams with key hires and engaged external experts to complement internal resources as needed.
•
We completed a review of the organizational structure of the finance and IT functions and implemented changes to address SOD and clarify roles and responsibilities.
•
We evaluated administrator and user access and performed IT security and access review audits for financially significant systems and infrastructure to verify that system access was properly restricted, that privileges reflected current job responsibilities and SOD, and that access was provisioned according to the IT SOP.

Remaining Material Weaknesses

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, and continuing to exist for the year ended December 31, 2025, management identified the following material weaknesses in our internal control over financial reporting:

•
The Company did not design and maintain formal accounting policies, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting, and disclosures, including controls over the preparation and review of account reconciliations and journal entries.
•
The Company did not maintain a sufficient complement of personnel possessing the appropriate technical accounting competency, training, and experience to address, review, and record financial reporting transactions under U.S. GAAP.

Remediation Plan

The Company continues to work to strengthen its internal control over financial reporting and is committed to maintaining a strong internal control environment and remediating the material weaknesses described above. In the year ended December 31, 2025, the Company made considerable progress in executing the remediation plan. The Company implemented process and control improvements company-wide to address the underlying causes associated with the above-mentioned material weaknesses in the overall control environment. These remediation efforts will continue into fiscal year 2026. The Company’s remediation efforts include the following:

•
We implemented a repeatable framework to address management’s assessment of internal control over financial reporting, including refinement of our Sarbanes-Oxley (“SOX”) program which includes scoping and mapping of key business cycles to our financial statement line items, establishing materiality levels, risk assessment activities, and other governance considerations.
•
We are in the process of evaluating our current processes, policies, and procedures for all business cycles to identify opportunities to enhance the design and effectiveness of processes and controls supporting internal control over financial reporting. This includes ongoing efforts to design and implement effective financial and entity level controls and maintain sufficient controls documentation such as risk and control matrices and process flowcharts to support the Company’s control framework.
•
We implemented a close management software platform to streamline our close and reporting process, along with other system enhancements to improve the completeness, accuracy, and timeliness of our financial accounting, reporting, and disclosures.
•
We updated and formalized documentation of certain accounting policies throughout the year.
•
We executed a quarterly SOX controls certification process and other monitoring protocols to support the Company's internal control review process and to regularly assess whether there are any significant changes in internal controls or other matters that could impact financial reporting.
•
We have significantly enhanced our existing accounting, finance, and compliance functions over the past two years with the hiring of additional internal resources with the requisite background and knowledge of the application of U.S. GAAP, financial reporting, SEC reporting, capital structuring, internal controls, and compliance. These functions, including finance leadership, have remained stable with limited turnover in fiscal 2025.
•
We enhanced our processes in accounting for and documenting our positions related to accounting policies and complex accounting transactions and topics throughout the year.
•
We engaged external experts to complement internal resources and to provide support related to more complex applications of U.S. GAAP, financial reporting, and valuations, as needed. We will continue to utilize outside resources, as necessary, in fiscal year 2026 to supplement our internal team.

In addition to implementing and refining the above activities, we expect to engage in additional activities in fiscal year 2026 including:

•
We will continue to evaluate the realignment of existing personnel and the addition of both internal and external resources to strengthen management’s review and documentation over internal control over financial reporting. As needed, we intend to hire qualified resources with the requisite background and knowledge to assist with accounting and financial reporting.
•
We will continue to assess the specific training needs for newly hired and existing personnel and intend to deliver additional training programs designed to uphold our internal control standards.
•
We will continue to review our current processes, procedures and systems to identify opportunities to enhance the design of our financial reporting controls and ITGCs.
•
We will develop protocols to validate the operating effectiveness of certain controls over financial reporting to gain assurance that such controls are present and functioning as designed.
•
We will continue to report regularly to the audit committee on the progress and results of the remediation plan, including the identification, status, and resolution of internal control material weaknesses and deficiencies.

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

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts described above, management determined that, as of December 31, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements - During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Our business and affairs are managed by or under the direction of our Board. Our Board and executive management consist of the following individuals as of February 28, 2026:

Name	Age	Position
Executive Officers
Thomas James Segrave Jr.(3)	55	Chief Executive Officer and Chairman of the Board
Matthew Lesmeister	37	Chief Operating Officer
Bradley G. Garner	43	Chief Financial Officer
Zachary M. Nichols	36	Chief Accounting Officer
Michael Guina	67	Chief Commercial Officer
Non-Employee Directors
Gary Fegel	51	Director
Michael S. Fox(1)	62	Director
Frank B. Holding Jr.(1)(2)(3)	64	Director
Gregg S. Hymowitz	59	Director
Peter B. Hopper(1)(2)(3)	61	Director
Thomas J. Segrave, Sr.(2)(3)	75	Director

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

Peter B. Hopper. Peter B. Hopper became a member of our Board on December 27, 2023. Mr. Hopper is a seasoned veteran of the investment banking and private equity sector with more than 20 years of professional experience advising high growth companies on strategies for equity value creation and balance sheet optimizations. Mr. Hopper has extensive experience analyzing and underwriting investments in high growth areas. Additionally, Mr. Hopper possesses deep knowledge of capital markets as well as advising management on dealing with the challenges of high growth businesses. Mr. Hopper received a Bachelor of Science in Finance from Lehigh University in 1986. From 1990 to 1999, Mr. Hopper served as the Vice President of New Business Development for Helicon Cable Communication, leading business development efforts for a privately held top twenty Cable TV MSO (multiple-system operator). From October of 1999 to December of 2000, Mr. Hopper served as the Chief Executive Officer of DURO Communication, Inc., one of the largest privately held ISP/ CLECs in the United States. In his capacity as CEO of DURO, Mr. Hopper was chiefly responsible for acquisitions, capital raising operations and senior leadership hiring, overseeing the completion of nearly 50 acquisitions. Following DURO, Mr. Hopper founded and served as Chief Executive Officer of DH Capital, LLC from March 2020 until December 2020. At DH Capital, Mr. Hopper primarily led business origination efforts, headed deal execution on DH Capital’s largest transactions and oversaw the hiring and management of the firm’s investment banking team. From April 2020 until August 2021, Mr. Hopper served as a partner of Abry Partners, a Boston-based private equity firm where he focused on investments in the data center industry, overseeing new deal origination, financial analysis on potential investments and portfolio management on existing investments. Since February of 2022, Mr. Hopper has served as Managing Director, DigitalBridge Investment Management, at DigitalBridge Group, Inc. Mr. Hopper is primarily responsible for overseeing deal origination and analysis for investments being considered for both the Digital Bridge Strategic Assets Fund and Digital Bridge’s flagship growth equity funds, DBPI and DBPII.

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

The Company has entered into indemnification agreements with each of its directors and officers. Each indemnification agreement provides for customary indemnification and advancement by the Company of certain expenses and costs relating to claims, suits or proceedings arising from service to the Company or, at its request, service to other entities, as officers or directors to the fullest extent permitted by applicable law.

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

Insider Trading Policy

We have adopted an insider trading policy (the “Insider Trading Policy”) governing the purchase, sale, and/or other dispositions of our securities by insiders and employees, or by us, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us. A copy of the Insider Trading Policy is filed hereto as Exhibit 19.

Delinquent Section 16(a) Reports

Based solely on a review of Forms 3, 4, and 5 filed with the SEC and written representations from our directors and executive officers, the Company believes that all such filing requirements were satisfied on a timely basis during fiscal year 2025.

Item 11. Executive Compensation

This section discusses the material components of the executive compensation program for our board of directors, principal executive officers and our three other most highly compensated persons serving as executive officers as of December 31, 2025. These executives, who continue to serve in these positions, are referred to as the “named executive officers.”

We paid no compensation to members of our Board of Directors in 2024. The table below shows compensation of flyExclusive’s Board members for the year ended December 31, 2025. Certain members of the Board of Directors received incremental compensation for their service as heads of certain committees of the Board.

Name and principal position	Cash ($)	Flight credits ($)	Class A Common Stock Restricted Stock Units Compensation	Total ($)
Gary Fegel	$—	$—	$175,000	$175,000
Michael S. Fox	$35,000	$100,000	$50,000	$185,000
Frank B. Holding Jr.	$30,000	$100,000	$50,000	$180,000
Peter B. Hopper	$30,000	$100,000	$50,000	$180,000
Gregg S. Hymowitz	$25,000	$100,000	$50,000	$175,000
Thomas J. Segrave, Sr	$30,000	$100,000	$50,000	$180,000

In fiscal year 2025, flyExclusive’s “named executive officers” and their positions were as follows:

•
Thomas James (“Jim”) Segrave, Jr., Founder, Chairman of the Board and Chief Executive Officer (the “CEO”);
•
Matthew Lesmeister, Chief Operating Officer;
•
Bradley ("Brad") G. Garner, Chief Financial Officer; and
•
Michael (“Mike”) Guina, Chief Commercial Officer.

Summary Compensation Table

The table below shows compensation of flyExclusive’s named executive officers for the years ended December 31, 2025 and 2024.

Name and principal position	Year	Salary ($)	Bonus ($)	All other compensation		Total ($)
Jim Segrave, Founder, Chairman of the Board and Chief Executive Officer	2025	$8,500,000	—	$272,377	(1)	$8,772,377
	2024	$8,500,000	—	$244,699	(2)	$8,744,699
Matthew Lesmeister, Chief Operating Officer	2025	$500,000	—	$10,534	(3)	$510,534
	2024	$258,676	—	$16,816	(4)	$275,492
Brad Garner, Chief Financial Officer	2025	$500,000	—	$10,967	(5)	$510,967
	2024	$135,418	—	$9	(6)	$135,427
Mike Guina, Chief Commercial Officer	2025	$500,000	—	$9,072	(7)	$509,072
	2024	$397,919	—	$632	(8)	$398,551
(1)
Reflects $8,500,000 in distributions from LGM to Mr. Segrave in lieu of salary for his service as CEO in 2025, $153,908 incremental cost to LGM with respect to Mr. Segrave’s use of 73.5 hours of flight time on LGM’s aircraft in fiscal year 2025 and $118,469 for health and life insurance related benefits.
(2)
Reflects $172,749 incremental cost to LGM with respect to Mr. Segrave’s use of 86.2 hours of flight time on LGM’s aircraft in fiscal year 2024 and $71,950 for health and life insurance related benefits.
(3)
Reflects $10,534 in payments related to Mr. Lesmeister's health and life insurance related benefits
(4)
Includes payments for Mr. Lesmeister's moving expenses of $16,730 and health and life insurance related benefits.
(5)
Reflects $10,967 in payments related to Mr. Garner's health and life insurance related benefits
(6)
Includes payments related to Mr. Garner’s health and life insurance related benefits.
(7)
Reflects $9,072 in payments related to Mr. Guina's health and life insurance related benefits
(8)
Reflects $6,089 in payments and per diems related to Mr. Guina’s service as a pilot for LGM from time to time and $13,049 in health and life insurance related benefits.

Narrative to Summary Compensation Table

Base Salaries.

The named executive officers receive their respective base salaries to compensate them for services rendered to LGM (other than in 2024 and 2025 with respect to Mr. Segrave Jr., who received distributions from LGM in lieu of a base salary). The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

The 2024 and 2025 base salaries for Messrs. Lesmeister, Garner, and Guina were each $500,000 per the terms of their respective employment agreements. Under the terms of Mr. Segrave’s employment agreement, he is entitled to receive distributions from LGM in the amount of $8,500,000, which are recorded as salary expense.

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

Long-Term Equity Incentives.

In September 2024, pursuant to the terms of their employment agreements, we granted to each of Mr. Lesmeister, Mr. Garner, and Mr. Guina an option to purchase 1,600,00 shares of our Class A Common Stock with an exercise price of $2.78 per share. Thereafter, pursuant to the terms of their employment agreements and provided that they remain on our employment, we will grant them each an option to purchase 800,000 shares of Class A Common Stock on each of September 26, 2025 (which were granted) and 2026, the first and second anniversaries of their employment, subject to approval by our Board.

Long-Term Cash Incentives.

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

Aircraft Use

LGM’s executive officers use its aircraft for flights directly related to their business duties. LGM also allows some executive officers to use its aircraft for personal benefit. Certain executive officers are allocated a specific number of flight hours on an annual basis while other executive officers are granted flight hours from time to time at the discretion of Mr. Segrave Jr. Flight hours granted to executives may be used by the executive and their immediate family members. The aggregate incremental cost to LGM of Mr. Segrave Jr.’s personal use of its aircraft was $172,749 and $153,908 for 2024 and 2025, respectively. LGM determines the incremental cost of the personal use of its aircraft based on the variable operating costs to LGM, which includes (i) landing, ramp and parking fees and expenses, (ii) crew travel expenses, (iii) aircraft fuel expenses per hour of flight and (iv) incidental expenses. Primarily, LGM’s aircraft are used for business purposes; therefore, fixed costs that do not change based on each usage, such as pilot and crew salaries, lease or purchase costs of aircraft and maintenance costs, are not included in the formula for determining incremental cost. The executive officers incur taxable income for the usage of their granted flight time, calculated in accordance with the tax Standard Industry Fare Level. LGM does not grant bonuses to its executive officers to cover or “gross-up” any income tax owed for use of flight hours for personal benefit. Certain executive officers may also pay for additional flight time in excess of the flight hours allocated to them, based on discounted hourly rates that cover the incremental costs to LGM. Executive officers’ use of personal flight hours is also subject to certain conditions and restrictions, such as minimum notice periods, peak days and minimum daily flight times.

Outstanding Equity Awards at Fiscal Year-End

The following table contains certain information concerning unexercised options for our named executive officers as of December 31, 2025.

	2024 Equity Incentive Plan Issuances			2025 Equity Incentive Plan Issuances
Name and principal position	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date
Jim Segrave, Founder, Chairman of the Board and Chief Executive Officer	—	—	—
Matthew Lesmeister, Chief Operating Officer	1,600,000	$2.78	9/25/2034	800,000	$5.00	9/25/2035
Brad Garner, Chief Financial Officer	1,600,000	$2.78	9/25/2034	800,000	$5.00	9/25/2035
Mike Guina, Chief Commercial Officer	1,600,000	$2.78	9/25/2034	800,000	$5.00	9/25/2035

Option Repricings

We did not engage in any repricings or other modifications to any of our named executive officers’ outstanding options during the year ended December 31, 2025.

Employment Agreements with Our Named Executive Officers

LGM entered into an executive employment agreement with Mr. Segrave, Jr., effective April 1, 2023, with an initial term of five years. Pursuant to his employment agreement, Mr. Segrave, Jr. receives an annual base salary of $8,500,000, which is subject to annual review by the flyExclusive board of directors (the “Board”) to determine whether an increase (but not decrease) is warranted. Mr. Segrave, Jr. is eligible to receive an annual cash bonus of up to 100% of his base salary, as determined by the Board in its sole discretion, based on the achievement during the applicable year of (i) objectives for LGM as a whole established by the Board at the beginning of the applicable year and (ii) objectives for Mr. Segrave, Jr. agreed by the Board and Mr. Segrave, Jr. at the beginning of the applicable year. Mr. Segrave, Jr. must be employed by LGM through December 31 of the applicable year to earn the annual bonus for such year, which bonus (if any) will be paid no later than the following March 15. Mr. Segrave, Jr. is also eligible to participate in all employee benefit plans that LGM makes available to its senior executives from time to time.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our Class A Common Stock as of February 28, 2026 by:

•
each person known by us to be the beneficial owner of more than 5% of outstanding shares of our Common Stock;
•
each of our named executive officers and directors that beneficially owns our shares of common stock; and
•
all our executive officers and directors as a group.

	Common Stock Beneficially Owned(1) (2)		Class B Common Stock Beneficially owned
Name and Address of Beneficial Owner	Number	%	Number	%	Combined Voting Power
Executive Officers and Directors(3)
Jim Segrave(4)	59,930,000	55.8%	49,930,000	100%	55.8%
Mike Guina	—	—%	—	—	—%
Bradley G. Garner	—	—%	—	—	—%
Matthew Lesmeister	—	—%	—	—	—%
Gary Fegel	—	—%	—	—	—%
Gregg Hymowitz(5)	34,947,233	32.5%	—	—	32.5%
Mike Fox	—	—%	—	—	—%
Peter Hopper	—	—%	—	—	—%
Frank Holding, Jr.	—	—%	—	—	—%
Tom Segrave	—	—%	—	—	—%
All Executive Officers and Directors as a Group (11 individuals)(6)	94,877,233	88.3%	49,930,000	100%	88.3%
Principal Holders of Class A Common
EG Sponsor LLC(6)(10)	15,419,522	14.3%	—	—	14.3%
EnTrust Emerald (Cayman) LP(7)(11)	16,718,807	15.6%	—	—	15.6%
ETG Omni LLC(8)	2,808,904	2.6%	—	—	2.6%
EnTrust Magnolia Partners LP(9)	1,123,562	1.0%	—	—	1.0%

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

The ownership percentages in the table below are calculated based on (i) 43,422,030 outstanding shares of Class A Common Stock, (ii) 49,930,000 outstanding shares of Class B Common Stock, (iii) 49,930,000 outstanding LGM Common Units, (iv) 2,519,869 outstanding publicly traded warrants, (v) 4,333,333 outstanding private placement warrants, (vi) 5,000,000 August 2024 Warrants, and (vii) 1,268,100 March 2025 Warrants in each case as of February 28, 2026. As explained in footnote (2) below, for purposes of determining the percentage of Class A Common Stock beneficially owned by each holder, the table assumes that all LGM Common Units, publicly traded warrants and private placement warrants are exercised or exchanged for one share of Class A Common Stock and that such shares are deemed issued and outstanding and included in the denominator for all holders (to avoid a distorted and potentially misleading presentation of percentage share ownership by holder).

The number of shares owned by each of the 5% owners, executive officers and directors in the table below is based on information available to the Company as of February 28, 2026. There are no known arrangements which may at a subsequent date result in a change in control of the Company.

(1)
Includes 6,853,202 shares of Class A Common Stock issuable upon the exercise of the 2,519,869 outstanding publicly traded warrants and 4,333,333 private placement warrants as if such warrants were exercised on February 28, 2026.
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
(4)
Class A Common Stock holdings consist of 49,930,000 LGM Common Units, which are exchangeable on a one-for-one basis of Class A Common Stock as well as 10,000,000 shares of Class A Common Stock. Of these LGM Common Units, (i) 47,530,000 LGM Common Units are held directly by Segrave Jr. and (ii) 600,000 LGM Common Units are held through four custodial accounts established for his four children pursuant to the Uniform Transfer to Minor Act for which the Reporting Person is custodian (collectively, the “Trusts”). In addition, Segrave Jr. beneficially owns an aggregate of 49,930,000 shares of Class B Common Stock, which is comprised of the same ownership amounts for Segrave Jr. and the Trusts as the LGM Common Units. From and after December 27, 2024, Segrave Jr. may redeem or exchange one LGM Common Unit for one share of Class A Common Stock or, under certain circumstances, a cash payment based on the value of Class A Common Stock. At the time of any such redemption or exchange, Segrave Jr. would forfeit an equivalent number of shares of Class B Common Stock to the Company. Each share of our Class A Common Stock carries one vote per share and each share of Class B Common Stock carries one vote per share and no economic rights.
(5)
Represents shares beneficially owned by Sponsor, EnTrust Emerald (Cayman) LP and ETG Omni LLC. See footnotes (6), (7) and (8) below.
(6)
EnTrust Global Partners Offshore LP is the managing member of the Sponsor and as such has voting and investment discretion with respect to the Class A Common Stock held of record by the Sponsor and may be deemed to have shared beneficial ownership (along with EnTrust Global Group, LLC, EnTrust Global LLC, GH EP Holdings LLC and our Sponsor) of the Class A Common Stock held directly by the Sponsor. Gregg Hymowitz, one of our directors, is the sole and managing member of GH EP Holdings LLC, which is the managing member of EnTrust Global LLC, which is the managing member of EnTrust Global Group LLC, which serves as the general partner of EnTrust Global Offshore LP , and as a result, may be deemed to have shared beneficial ownership of the common stock held directly by the Sponsor. Each of EnTrust Global Management GP LLC, GH Onshore GP LLC and Gregg Hymowitz disclaims beneficial ownership of such securities except to the extent of its or his pecuniary interest therein. An affiliate of GMF Capital has an approximately 50% membership interest in the Sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

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
(10)
Includes 2,268,100 shares of Class A Common Stock issuable upon the exercise of the August 2024 and March 2025 Warrants.
(11)
Includes 4,000,000 shares of Class A Common Stock issuable upon the exercise of the August 2024 Warrant.

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

Related Party Loans

On December 27, 2023, in connection with the closing of the Business Combination transaction and as a means to refinance the Company Promissory Notes, the Company issued an unsecured promissory note (the “December 2023 Promissory Note”) with the Sponsor in the principal amount of $3,946,935. The December 2023 Promissory note bears interest at a rate of 8% and requires monthly interest payments of $26,313. On March 21, 2025, the December 2023 Promissory Note was cancelled. For further information, see Note 23 "Stockholders’ Equity (Deficit), Temporary Equity and Noncontrolling Interests" for additional disclosures

Tax Receivable Agreement

At the Closing, we, LGM, the Existing Equityholders and the TRA Holder Representative entered into the Tax Receivable Agreement. Pursuant to the Tax Receivable Agreement, flyExclusive will generally be required to pay the Existing Equityholders 85% of the amount of savings, if any, in U.S. federal, state, local and foreign taxes that are based on, or measured with respect to, net income or profits, and any interest related thereto that the Tax Group (i.e., our Company and applicable consolidated, unitary, or combined subsidiaries (as defined in the Tax Receivable Agreement)) realizes, or is deemed to realize, as a result of certain Tax Attributes, including:

•
tax basis adjustments resulting from the repurchase by LGM of LGM Common Units (including any such adjustments resulting from certain payments made by us under the Tax Receivable Agreement) in accordance with the terms of the Equity Purchase Agreement;
•
tax basis adjustments resulting from taxable exchanges of LGM Common Units (including any such adjustments resulting from certain payments made by us under the Tax Receivable Agreement) acquired by us from an Existing Equityholder pursuant to the terms of the Operating Agreement; and
•
tax deductions in respect of portions of certain payments made under the Tax Receivable Agreement.

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

A&R Registration Rights Agreement

At the Closing, we and the Selling Stockholders entered into the A&R Registration Rights Agreement. The Selling Stockholders are the Existing Holders and the New Holders. The A&R Registration Rights Agreement covers the Class A common stock issued to the Selling Stockholders at the Closing and the shares of Class A common stock issuable upon the exercise of the private placement warrants and the LGM Common Units and requires us to register such securities for resale, which we have done. Pursuant to the A&R Registration Rights Agreement, the Existing Holders holding at least a majority in interest of the then-outstanding number of registrable securities held by the Existing Holders, or the New Holders holding at least a majority-in-interest of the then-outstanding number of registrable securities held by the New Holders will be entitled to, among other things, make a Demand Registration for registration under the Securities Act of all or part of their shares of Class A common stock. Under no circumstances shall we be obligated to effect more than an aggregate of three registrations pursuant to a Demand Registration by the Existing Holders, or more than an aggregate of five registrations pursuant to a Demand Registration by the New Holders, with respect to any or all registrable securities held by such holders. In addition, the Existing Holders and the New Holders will be entitled to “piggy-back” registration rights to certain registration statements filed following the Business Combination. We will bear all of the expenses incurred in connection with the filing of any such registration statements.

LGM’s Related Party Transactions

The following is a summary of each transaction or series of similar transactions since January 1, 2024 to which LGM was or is a party in which:

•
the amount involved exceeded or exceeds $120,000; and
•
any of our directors, director nominees or executive officers, any holder of 5% of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.

Transactions with Related Entities

•
LGMV is an entity with the same ownership structure as LGM’s ownership structure prior to the Business Combination. Segrave Jr., in his individual capacity, owns 96% of LGMV and LGM, and Segrave Jr., as custodian for the Trusts owns an aggregate of 4% of LGMV and LGM. Carolina Air Center, LLC, Crystal Coast Aviation, LLC, and Kinston Jet Center, LLC are wholly owned subsidiaries of LGMV and sellers of fuel. In 2025 and 2024, LGM purchased a total of $1,543,000 and $1,542,000 in fuel from subsidiaries of LGMV at an average cost of $2.85 and $3.15 per gallon, respectively.
•
LGM leases its headquarters and two aircraft hangars (Hangar 1 and Hangar 2) from Kinston Jet Center, LLC, a wholly owned subsidiary of LGMV, pursuant to a lease between the parties dated January 1, 2021. LGM paid Kinston Jet Center, LLC $720,000 in both 2025 and 2024 pursuant to this lease.
•
LGM leases an aircraft hangar (Hangar 3) from Kinston Jet Center, LLC, a wholly owned subsidiary of LGMV, pursuant to a lease between the parties dated February 23, 2023. In both 2025 and 2024, LGM paid Kinston Jet Center, LLC $249,600 pursuant to this lease.
•
LGM leases an aircraft hangar (Hangar 4) from Kinston Jet Center, LLC, a wholly owned subsidiary of LGMV, pursuant to a lease between the parties dated May 1, 2022. LGM paid Kinston Jet Center, LLC $540,000 in both 2025 and 2024 pursuant to this lease.
•
LGM leases a house from Kinston Jet House, LLC, a wholly-owned subsidiary of LGMV, pursuant to a lease between the parties dated September 1, 2018. In 2024, LGM paid Kinston Jet House, LLC $30,000 pursuant to this lease with $0 rent remaining, and in 2025 LGM paid Kinston Jet House, LLC $17,500 pursuant to this lease, with $12,500 in rent remaining as of January 1, 2026.
•
LGM leases an aircraft from Juliette Lima Bravo, LLC, of which Laura Harvey Ball (Thomas Segrave, Jr.’s mother) owns approximately 33%. This aircraft was sold on April 2, 2024. In 2024 LGM paid Juliette Lima Bravo, LLC $105,000 pursuant to this lease, and $0 was paid in 2025 pursuant to this lease.
•
LGM Auto, LLC, a wholly-owned subsidiary of LGMV, leases multiple automobiles to flyExclusive. In 2025, flyExclusive paid LGM Auto, LLC an aggregate of $226,870 and an aggregate of $189,704 in 2024, pursuant to such leases.
•
Peter Hopper, a director of flyExclusive, Inc., owns 50% of the outstanding equity of PHBL, LLC, an entity that leases an aircraft to flyExclusive. In 2024 the total lease payments made from flyExclusive to PHBL, LLC equaled $414,996. In 2025 the total lease payments made from flyExclusive to PHBL, LLC equaled $328,538. The original term of the lease expired on May 31, 2023 and continues on a quarter-to-quarter basis until terminated by either party with at least 90 days' notice.
•
The Company is a guarantor to a term note, dated January 29, 2021, between Sea Jay, LLC and a financial institution where the 2025 ending principal balance is in the amount of $10,240,648. Sea Jay, LLC is wholly owned by LGMV.
•
The Company is a guarantor to two term notes, dated February 25, 2022 and November 17, 2023 , between Kinston Jet Center, LLC and a financial institution where the 2025 ending principal balances are in the amounts of $4,901,507 and $1,755,195, respectively.
•
On September 28, 2023, flyExclusive sold 5 trainer aircraft to Crystal Coast Training, LLC, a wholly owned subsidiary of LGMV, for a total purchase price of $2,481,840. flyExclusive rents the aircraft from Kinston Jet Center, LLC & Crystal Coast Training, LLC as on an hourly basis. In 2025 & 2024, flyExclusive paid these entities a total of $12,650 and $18,900 respectively for the use of these aircraft.

December 2023 Senior Secured Note

In December 2023, the Company entered into a Senior Secured Note covering borrowings of an aggregate principal amount of $15.9 million. The notes were issued with a stated rate of 14% and interest is payable monthly in arrears. The senior secured notes were to mature one year from closing date, which has been extended to January 1, 2027, at which time the full principal amount will be due, along with any accrued unpaid interest. Unamortized debt issuance costs related to the senior secured notes were $0.9 million as of December 31, 2024 and $0 as of December 31, 2025

Gregg S. Hymowitz, a member of our Board of Directors, serves as the Founder and Chief Executive Officer of EnTrust Global, which is an affiliate of the Noteholder and may be deemed to be the beneficial owner of approximately 32.5% of the Company’s outstanding Class A common stock. Each of EnTrust Global and Mr. Hymowitz disclaims beneficial ownership of such securities except to the extent of its or his pecuniary interest therein. On March 21, 2025, the Company and EGA Sponsor entered into a Securities Purchase Agreement whereby they cancelled the EGA Sponsor Note in exchange for 4,227 shares of the Company’s Series B Preferred Stock and warrants to purchase up to 1,268,100 shares of the Company’s Class A common stock, $0.0001 par value per share. The number of shares of Series B Preferred Stock was determined by dividing the principal and accrued interest outstanding under the 2023 Promissory Note by $1,000. There was approximately $4,227 in principal and accrued interest outstanding under the EGA Sponsor Note, which resulted in the issuance of 4,227 shares of Series B Preferred Stock. The warrants have an exercise price of $0.01 per share and are exercisable until the fifth anniversary of their issuance. Each share of Series B Preferred Stock automatically converted into 10,394,088 shares of the Company’s Class A Common Stock on December 31, 2025 (the “Automatic Conversion Date”) at a conversion price of $5.00 (“Conversion Price”).

January 2024 Senior Secured Note

In January 2024, the Company entered into an additional Senior Secured Note covering borrowings of an aggregate principal amount of up to approximately $25.8 million, up to $25.0 million of which is to finance the purchase or refinancing of aircraft relating to the Company’s fractional ownership program.

Gregg S. Hymowitz, a member of our Board of Directors, serves as the Founder and Chief Executive Officer of EnTrust Global, which is an affiliate of the Noteholder and may be deemed to be the beneficial owner of approximately 32.5% of the Company’s outstanding Class A common stock. Each of EnTrust Global and Mr. Hymowitz disclaims beneficial ownership of such securities except to the extent of its or his pecuniary interest therein. As required by our internal policies, this transaction was approved by our Audit Committee, which consists of independent disinterested directors, and was also approved by a meeting of our Board of Directors, with only disinterested directors voting. For more information about this transaction see Note 15 "Debt" and Note 24 "Subsequent Events" to the financial statements in this Report.

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

Gregg S. Hymowitz, a member of the Company’s Board of Directors, to which position he was designated by an affiliate of the Purchaser, serves as the Founder and Chief Executive Officer of EnTrust Global Partners LLC (“EnTrust Global”), which is an affiliate of the Series A Preferred Purchaser and may be deemed to be the beneficial owner of approximately 32.5% of the Company’s outstanding common stock. Each of EnTrust Global and Mr. Hymowitz disclaims beneficial ownership of such securities except to the extent of its or his pecuniary interest therein. Gary Fegel is also a member of the Company’s Board of Directors, to which position he was designated by an affiliate of the Preferred Purchaser. As required by the Company’s internal policies, this transaction was approved by the Audit Committee of the Company’s Board of Directors, which consists of independent disinterested directors, and was also approved by the Company’s Board of Directors, with only disinterested directors voting (which excluded Mr. Hymowitz and Mr. Fegel). For more information about this transaction see Note 23 "Stockholders’ Equity (Deficit), Temporary Equity and Noncontrolling Interests" to the financial statements in this Report for additional disclosures.

August 2024 Convertible Series B Preferred Stock

On August 8, 2024 the Company entered into a Securities Purchase Agreement (the “Series B Stock Purchase Agreement”) with EnTrust Emerald (Cayman) LP, a Cayman Islands limited partnership (“EnTrust”), and the EGA Sponsor (collectively with EnTrust, the “Series B Preferred Purchasers”) (related parties of the Company through its affiliation with the EGA Sponsor), pursuant to which the Company agreed to issue and sell to the Series B Preferred Purchasers an aggregate of 25,510 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), and warrants (each, a “August 2024 Warrant” and collectively, the “August 2024 Warrants”) to purchase, in the aggregate, up to 5,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share (the “common stock”). The Company issued 20,408 shares of Series B Preferred Stock and a August 2024 Warrant to purchase up to 4,000,000 shares of Common Stock to EnTrust on the Initial Closing Date and received gross proceeds of approximately $20.4 million. Pursuant to and subject to the terms and conditions of the Series B Stock Agreement, the Company (i) issued the remaining 5,102 shares of Series B Preferred Stock and a August 2024 Warrant to purchase up to 1,000,000 shares of common stock to EG Sponsor on August 14, 2024 and (ii) received additional gross proceeds of approximately $5.1 million. On March 21, 2025, the Company and EnTrust entered into a Securities Purchase Agreement whereby they cancelled the EGA Sponsor Note in exchange for 4,227 shares of the Company's Series B Preferred Stock and warrants to purchase up to 1,268,100 shares of the Company's Class A Common Stock. The warrants have an exercise price of $0.01 per share and are exercisable until the fifth anniversary of their issuance. Each share of Series B Preferred Stock automatically converted into 10,394,088 shares of the Company’s Class A Common Stock on December 31, 2025 (the “Automatic Conversion Date”) at a conversion price of $5.00 (“Conversion Price”). As the VWAP on the Trading Day (each as defined in the Series B Certificate of Designation) immediately preceding the Automatic Conversion Date was less than the Conversion Price, the Conversion Rate (as defined in the Series B Certificate of Designation) with respect to each share of Series B Preferred Stock was increased by the requisite number of shares of Class A Common Stock such that the value of the shares of Class A Common Stock issuable in respect of the initial stated value of each share of Series B Preferred Stock equals $1,000.00.

Gregg S. Hymowitz, a member of the Company’s Board of Directors, to which position he was designated by an affiliate of the Purchaser, serves as the Founder and Chief Executive Officer of EnTrust Global Partners LLC (“EnTrust Global”), which is an affiliate of the Series B Preferred Purchasers and may be deemed to be the beneficial owner of approximately 32.5% of the Company’s outstanding common stock. Each of EnTrust Global and Mr. Hymowitz disclaims beneficial ownership of such securities except to the extent of its or his pecuniary interest therein. Gary Fegel is also a member of the Company’s Board of Directors, to which position he was designated by an affiliate of the Preferred Purchaser. As required by the Company’s internal policies, this transaction was approved by the Audit Committee of the Company’s Board of Directors, which consists of independent disinterested directors, and was also approved by the Company’s Board of Directors, with only disinterested directors voting (which excluded Mr. Hymowitz and Mr. Fegel).

Related Person Transactions Policy

We have adopted a written related person transaction policy that will set forth the following policies and procedures for the review and approval or ratification of related person transactions. A “related person transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “related person” means:

•
any person who is one of our executive officers or one of our directors;
•
any person who is known by us to be the beneficial owner of more than 5% of our voting shares;
•
any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law,
•
brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of our voting shares, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of our voting shares; and
•
any firm, corporation or other entity in which any of the foregoing persons is a partner or principal, or in a similar position, or in which such person has a 10% or greater beneficial ownership interest.

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

Item 14. Principal Accountant Fees and Services.

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

Fees Paid to Independent Registered Public Accounting Firm

Aggregate fees billed for professional services rendered by Elliott Davis, PLLC for the years ended December 31, 2025 and 2024 were as follows:

	2025	2024
Audit fees	$1,675,000	$1,495,000
Audit related fees	—	—
Tax Fees	500,000	490,000
Total Fees	$2,175,000	$1,985,000

PART IV

Item 15. Exhibits and Financial Statement Schedules

EXHIBIT NO.	DESCRIPTION	FILED HEREWITH	FORM	EXHIBIT	FILING DATE
1.1	Underwriting Agreement, dated January 9, 2026, by and between the Company and Lucid Capital, LLC.		8-K	10.1	1/9/2026
2.1*	Equity Purchase Agreement, dated as of October 17, 2022, by and among LGM Enterprises LLC, EGA Acquisition Corp., EG Sponsor LLC, the Existing Equityholder Representative and the Existing Equityholders listed on Annex A thereto.		8-K	2.1	10/18/2022
2.2	Amendment No. 1 to Equity Purchase Agreement, dated as of April 21, 2023, by and among LGM Enterprises, LLC, EG Acquisition Corp. and the LGM Existing Equityholders listed on Annex A of the Equity Purchase Agreement.		8-K	2.1	4/21/2023
2.3.1	Amended and Restated Agreement and Plan of Merger and Reorganization, dated May 6, 2025, by and among flyExclusive, Inc., FlyX MergerSub, Jet.AI Inc. and Jet.AI SpinCo, Inc.		8-K	10.1	5/6/2025
2.3.2	Amendment No. 1 dated July 30, 2025, to Amended and Restated Agreement and Plan of Merger and Reorganization, dated May 6, 2025, by and among flyExclusive, Inc., FlyX MergerSub, Jet.AI Inc. and Jet.AI SpinCo, Inc.		8-K	10.1	7/30/2025
2.3.3	Amendment No. 2 dated October 10, 2025, to Amended and Restated Agreement and Plan of Merger and Reorganization, dated May 6, 2025, by and among flyExclusive, Inc., FlyX MergerSub, Inc., Jet.AI Inc. and Jet.AI SpinCo, Inc.		8-K	10.1	10/15/2025
2.3.4	Amendment No. 3 dated January 13, 2026, to Amended and Restated Agreement and Plan of Merger and Reorganization, dated May 6, 2025, by and among flyExclusive, Inc., FlyX MergerSub, Inc., Jet.AI Inc. and Jet.AI SpinCo, Inc.		8-K	10.1	1/14/2026
2.3.5	Amendment No. 4 dated February 11, 2026, to Amended and Restated Agreement and Plan of Merger and Reorganization, dated May 6, 2025, by and among flyExclusive, Inc., FlyX MergerSub, Inc., Jet.AI Inc. and Jet.AI SpinCo, Inc.		8-K	10.1	2/13/2026
3.1	Second Amended and Restated Certificate of Incorporation of EG Acquisition Corp.		8-K	3.1	1/3/2024
3.2	Bylaws of flyExclusive, Inc.		8-K	3.2	1/3/2024
3.3	Certificate of Designation of Series A Non-Convertible Redeemable Preferred Stock, filed with the Delaware Secretary of State on March 4, 2024.		8-K	3.1	3/7/2024
3.4	Certificate of Designation of Series B Convertible Preferred Stock, filed with the Delaware Secretary of State on August 8, 2024.		8-K	3.1	8/12/2024
3.5	Certificate of Amendment to Certificate of Designation of Series B Convertible Preferred Stock, filed with the Delaware Secretary of State on March 21, 2025.		10-K	3.5	3/24/2025

4.1	Warrant Agreement, dated May 25, 2021, between EG Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	4.1	6/1/2021
4.2	Form of Warrant issued March 4, 2024.	8-K	4.1	3/7/2024
4.3	Form of Warrant issued August 8, 2024	8-K	4.1	8/12/2024
4.4	Form of Warrant issued March 21, 2025.	10-K	4.4	3/24/2025
4.5	Description of Capital Stock.	10-K	4.5	3/24/2025
10.1	Stockholders’ Agreement, dated as of December 27, 2023 by and among EG Acquisition Corp., Thomas James Segrave, Jr., the Existing Equityholders listed therein and EG Sponsor LLC.	8-K	10.1	1/3/2024
10.2	Amended and Restated Registration Rights Agreement, dated as of December 27, 2023, by and among EG Acquisition Corp., EG Sponsor LLC, EnTrust Emerald (Cayman) LP, ETG FE LLC, ETG Omni LLC, EnTrust Magnolia Partners LP, and other parties thereto	8-K	10.2	1/3/2024
10.3	Tax Receivable Agreement, dated as of December 27, 2023, by and among EG Acquisition Corp., LGM Enterprises, LLC, Thomas James Segrave, Jr., as TRA Holder Representative, and the TRA Holders named therein.	8-K	10.3	1/3/2024
10.4	Amended and Restated Operating Agreement of LGM Enterprises, LLC.	8-K	10.4	1/3/2024
10.5*	Senior Subordinated Convertible Note, dated as of October 17, 2022, by and among LGM Enterprises, LLC, as the Borrower, Entrust Emerald (Cayman) LP, as the Initial Noteholder, any noteholders party thereto from time to time and EG Acquisition Corp.	8-K	10.1	10/18/2022
10.6*	Senior Secured Note, dated December 1, 2023, by and among LGM Enterprises LLC, FlyExclusive Jet Share, LLC, ETG FE LLC, Kroll Agency Services Limited, as administrative agent and Kroll Trustee Services Limited, as collateral agent.	8-K	10.6	1/3/2024
10.7†	Form of Director and Officer Indemnification Agreement.	8-K	10.7	1/3/2024
10.8†	Executive Employment Agreement by and between LGM Enterprises, LLC and Thomas James Segrave, Jr., effective April 1, 2023.	8-K	10.8	1/3/2024
10.9.1†	flyExclusive Inc. 2023 Equity Incentive Plan.		10.10	1/3/2024
10.9.2†	Amendment to the flyExclusive Inc. 2023 Equity Incentive Plan	8-K	10.2	9/15/2025
10.9.3†	Amendment to the flyExclusive Inc. 2023 Equity Incentive Plan.	8-K	10.1	12/30/2025
10.10.1†	flyExclusive Inc. Employee Stock Purchase Plan.		10.11	1/3/2024
10.10.2†	Amendment to the flyExclusive Inc. Employee Stock Purchase Plan	8-K	10.1	9/15/2025
10.10.3†	Amendment to the flyExclusive Inc. Employee Stock Purchase Plan.	8-K	10.2	12/30/2025

10.11	Master Note between Exclusive Jets, LLC as Borrower, and The Northern Trust Company as Lender, dated as of March 15, 2023.		10.12	1/3/2024
10.12	Sublease Agreement, dated January 1, 2021, by and between Kinston Jet Center, LLC and Exclusive Jets, LLC.		10.13	1/3/2024
10.13	Form of Letter Agreement among the Registrant, EG Sponsor LLC and each of the executive officers and directors of the Registrant (incorporated by reference to the Registrant’s amendment to its Registration Statement on Form S-1/A, filed with the SEC on May 11, 2021).	S-1/A	10.1	5/11/2021
10.14	Form of Non-Redemption Agreement, dated December 26, 2023, by and among the Company, LGM, Mr. Segrave and an unaffiliated third party investor.	8-K	10.1	12/27/2023
10.15*	Form of Warrant Exchange Agreement, dated December 26, 2023, by and between the Company and various Holders.	8-K	10.2	12/27/2023
10.16.1*	Senior Secured Note, dated January 26, 2024, by and among FlyExclusive Jet Share, LLC, flyExclusive, Inc., LGM Enterprises, LLC, ETG FE LLC, as initial noteholder, any noteholders party thereto from time to time, Kroll Agency Services, Limited, as administrative agent and Kroll Trustee Services, Limited, as collateral agent	8-K	10.1	2/1/2024
10.16.2	First Amendment to Senior Secured Note, dated February 16, 2026, by and among flyExclusive, Inc., FlyExclusive Jet Share, LLC, LGM Enterprises, LLC, ETG FE LLC, Kroll Agency Services, Limited, and Kroll Trustee Services, Limited.	8-K	10.1	2/18/2026
10.17	Security Agreement, dated January 26, 2024, by FlyExclusive Jet Share, LLC in favor of Kroll Trustee Services, Limited, as collateral agent.	8-K	10.2	2/1/2024
10.18	Securities Purchase Agreement, dated March 4, 2024, by and between flyExclusive, Inc. and the Purchaser named therein.	8-K	10.1	3/7/2024
10.19	Securities Purchase Agreement, dated August 8, 2024, by and between flyExclusive, Inc. and the Purchasers named therein.	8-K	10.1	8/12/2024
10.20.1	Aircraft Management Services Agreement, dated September 2, 2024.	8-K	10.1	9/3/2024
10.20.2	Fourth Amendment to Aircraft Management Services Agreement, effective as of October 1, 2025, by and between flyExclusive, Inc. and Volato Group, Inc.	8-K	10.1	10/7/2025
10.21†	Employment Agreement, dated September 26, 2024, by and between Exclusive Jets, LLC and Brad Garner.	8-K	10.1	9/27/2024
10.22†	Employment Agreement, dated September 26, 2024, by and between Exclusive Jets, LLC and Matthew Lesmeister.	8-K	10.2	9/27/2024
10.23†	Employment Agreement, dated September 26, 2024, by and between Exclusive Jets, LLC and Michael Guina.	8-K	10.3	9/27/2024

10.24	First Amendment to Senior Secured Note, effective as of December 1, 2024, by and among LGM Enterprises LLC, Fly Exclusive JetShare, LLC, ETG FE LLC, Kroll Agency Services Limited, as administrative agent, and Kroll Trustee Services Limited, as collateral agent.		8-K	10.1	12/6/2024
10.25	Securities Purchase Agreement, effective as of March 7, 2024, by and between flyExclusive, Inc. and the Purchaser named therein.		8-K	10.1	3/24/2025
10.26	Second Amendment to Senior Secured Note, effective as of December 31, 2024, by and among LGM Enterprises LLX, Fly Exclusive JetShare, LLC, ETG FE LLC, Kroll Agency Services Limited, as administrative agent.		10-K	10.26	3/24/2025
10.27	Securities Purchase Agreement, dated as of March 21, 2025, between flyExclusive, Inc. and the Purchaser named therein.		10-K	10.27	3/24/2025
10.28	Separation and Distribution Agreement, dated February 13, 2025, by and among flyExclusive, Inc., Jet.AI Inc., and Jet.AI SpinCo, Inc.		8-K	10.1	2/19/2025
10.29	Form of Support Agreement.		8-K	10.2	2/19/2025
10.30	Waiver Letter, dated July 25, 2025.		8-K	10.1	7/28/2025
19	Insider Trading Policy		10-K	19	3/24/2025
21.1	List of Subsidiaries.		8-K	21.1	01/3/2024
23.1	Consent of Elliott Davis, PLLC.	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer and the President and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97	flyExclusive Compensation Recovery Policy		10-K	97	5/1/2024
101

Financial Statements from the Annual Report on Form 10-K of flyExclusive, Inc. for the year ended December 31, 2023, filed May 1, 2024, formatted in Inline XBRL:

i) Consolidated Balance Sheets

ii) Consolidated Statements of Operations and Comprehensive Loss

iii) Consolidated Statements of Stockholders' Equity (Deficit) and Temporary Equity

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

Dated:March 5, 2026

FLYEXCLUSIVE, INC.

	By:	/s/ Thomas James Segrave, Jr.
	Name:	Thomas James Segrave, Jr.
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas James Segrave, Jr.	Chief Executive Officer and Chairman	March 5, 2026
Thomas James Segrave, Jr.	(Principal Executive Officer)

/s/ Brad G. Garner	Chief Financial Officer	March 5, 2026
Brad G. Garner	(Principal Financial Officer)

/s/ Zachary M. Nichols	Chief Accounting Officer	March 5, 2026
Zachary M. Nichols	(Principal Accounting Officer)

/s/ Gary Fegel	Director	March 5, 2026
Gary Fegel

/s/ Gregg S. Hymowitz	Director	March 5, 2026
Gregg S. Hymowitz

/s/ Michael S. Fox	Director	March 5, 2026
Michael S. Fox

/s/ Peter B. Hopper	Director	March 5, 2026
Peter B. Hopper

/s/ Frank B. Holding, Jr.	Director	March 5, 2026
Frank B. Holding, Jr.

/s/ Thomas J. Segrave, Sr.	Director	March 5, 2026
Thomas J. Segrave, Sr.