Form 10-Q
period 2026-03-31
FLYEXCLUSIVE INC.
filed 2026-05-11
CIK 1843973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The Registrant had outstanding 46,104,300 shares of Class A Common Stock, par value $0.0001 per share, and 49,930,000 shares of Class B Common Stock, par value $0.0001 per share as of April 30, 2026.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” When contained in this Report, the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance, conditions, or results, and involve a number of known and unknown risks, uncertainties, assumptions, and other important factors, many of which are outside our management’s control, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. These forward-looking statements are based on information available as of the date of this Report and our management's current expectations, forecasts, and assumptions, and involve a number of judgments, risks, and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this Report as well as the risks described under Item 1A - “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025, and in other documents which we file with the Securities and Exchange Commission (“SEC”). In addition, such statements could be affected by risks and uncertainties related to:

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
•
risks associated with the overall economy, including future increases in interest rates, the impact of current or future shutdowns of the federal government, and the potential for recession;
•
the risk of downturns in the aviation industry, including due to increases in fuel costs in light of the war in Ukraine, the Israel and Hamas conflict in Gaza, the conflict in Venezuela, the conflict in Iran and the Middle East, and other global political and economic issues;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

flyExclusive, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share amounts)	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$18,653	$29,340
Accounts receivable, net	3,223	3,030
Other receivables	6,938	6,235
Due from related parties, current portion	2,369	1,325
Parts and supplies inventory, net	5,293	5,068
Investments in securities	969	—
Prepaid engine overhauls, current portion	15,020	15,601
Aircraft held for sale, current portion	3,422	3,421
Prepaid expenses and other current assets	10,817	10,352
Total current assets	66,704	74,372
Notes receivable, non-current portion, net	7,078	7,728
Property and equipment, net	230,266	223,730
Operating lease right-of-use assets	57,945	61,028
Finance lease right-of-use assets	35,033	26,061
Prepaid engine overhauls, non-current portion	46,394	42,694
Other non-current assets	5,902	4,383
Total assets	$449,322	$439,996
LIABILITIES, STOCKHOLDERS’ DEFICIT AND TEMPORARY EQUITY
Current liabilities
Accounts payable	$37,572	$30,674
Long-term notes payable, current portion	25,742	29,905
Deferred revenue, current portion	129,716	135,891
Operating lease liabilities, current portion	14,442	14,932
Finance lease liabilities, current portion	7,713	4,451
Other current liabilities	35,365	36,519
Short-term notes payable	7,389	8,537
Long-term notes payable - related party, current portion	21,022	9,041
Total current liabilities	278,961	269,950
Long-term notes payable, non-current portion	77,702	79,031
Long-term notes payable - related party, non-current portion	14,440	30,621
Operating lease liabilities, non-current portion	44,906	47,493
Finance lease liabilities, non-current portion	23,439	19,159
Deferred revenue, non-current portion	25,716	26,428
Warrant liabilities	3,221	4,444
Other non-current liabilities	53,448	47,140
Total liabilities	$521,833	$524,266

Temporary equity
Redeemable noncontrolling interest	112,693	213,411
Series A preferred stock, par value $0.0001; 25,000 shares authorized and 25,000 shares issued and outstanding	29,394	27,965
Series B preferred stock, par value $0.0001; 29,737 and 25,510 shares authorized; 0 shares issued and outstanding.	—	—
Stockholders' deficit
Accumulated other comprehensive gain	3	—
Class A common stock; par value $0.0001; 200,000,000 and 200,000,000 shares authorized; 45,191,760 and 31,184,738 shares issued and outstanding, respectively	5	3
Class B common stock; par value $0.0001; 100,000,000 and 100,000,000 shares authorized; 49,930,000 and 59,930,000 shares issued and outstanding, respectively	5	6
Additional paid-in capital	226,528	113,625
Accumulated deficit	(448,317)	(440,385)
Total flyExclusive stockholders’ deficit	(221,776)	(326,751)
Noncontrolling interests	7,178	1,105
Total stockholders’ deficit	(214,598)	(325,646)
Total liabilities, temporary equity and stockholders' deficit	$449,322	$439,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

flyExclusive, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
(in thousands, except share amounts)	2026	2025
Revenue	$96,350	$88,125
Costs and expenses
Cost of revenue	77,259	76,825
Selling, general and administrative	22,713	20,990
Depreciation and amortization	5,184	6,251
(Gain) loss on aircraft sales and aircraft held for sale	820	(1,205)
Total costs and expenses	105,976	102,861
Loss from operations	(9,626)	(14,736)
Other income (expense)
Interest income	176	703
Interest expense	(5,289)	(5,388)
Gain (loss) on lease termination	(286)	38
Change in fair value of warrant liabilities	1,223	569
Loss on extinguishment of debt	—	(4,161)
Other income (expense)	433	(72)
Total other expense, net	(3,743)	(8,311)
Loss before income taxes	(13,369)	(23,047)
Income tax expense	3	—
Net loss	(13,372)	(23,047)
Less: Net loss attributable to redeemable noncontrolling interests	(7,899)	(17,558)
Less: Net income (loss) attributable to noncontrolling interests	1,030	(40)
Net loss attributable to flyExclusive, Inc.	(6,503)	(5,449)
Add: Series A Preferred Dividends	(1,429)	(1,007)
Add: Series B Preferred Dividends	—	(992)
Net loss attributable to common stockholders	$(7,932)	$(7,448)
Basic and Diluted Loss Per Share	$(0.17)	$(0.30)
Weighted Average Common Shares Outstanding (Basic & Diluted)	46,141,522	25,156,561
Other comprehensive loss
Net loss attributable to flyExclusive, Inc.	$(6,503)	$(5,449)
Unrealized gains on available-for-sale debt securities	3	54
Comprehensive loss attributable to flyExclusive, Inc.	$(6,500)	$(5,395)

The accompanying notes are an integral part of these condensed consolidated financial statements.

flyExclusive, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Deficit) and Temporary Equity (Unaudited)

	Temporary Equity			Permanent Equity
	Redeemable noncontrolling	Series A Preferred	Series B Preferred	Class A Common stock		Class B Common stock		Additional paid-in	Accumulated other comprehensive income	Accumulated	Total fly Exclusive stockholders’ equity	Noncontrolling	Total stockholders’ equity
(in thousands, except share amounts)	interest	stock	stock	Shares	Amount	Shares	Amount	capital	(loss)	deficit	(deficit)	Interests	(deficit)
Balances at December 31, 2025	$213,411	$27,965	$—	31,184,738	$3	59,930,000	$6	$113,625	$—	$(440,385)	$(326,751)	$1,105	$(325,646)
Contributions from non controlling interests	—	—	—	—	—	—	—	—	—	—	—	7,315	7,315
Distributions to non controlling interests	—	—	—	—	—	—	—	—	—	—	—	(2,272)	(2,272)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	—	3	—	3	—	3
Issuance of Class A common stock pursuant to Securities Purchase Agreements	—	—	—	4,007,022	1	—	—	18,453	—	—	18,454	—	18,454
Accretion of Redeemable non controlling interest to redemption amount	(58,224)	—	—	—	—	—	—	58,224	—	—	58,224	—	58,224
Dividends payable on Series A Preferred temporary equity	—	1,155	—	—	—	—	—	—	—	(1,155)	(1,155)	—	(1,155)
Amortization of discount on Series A Preferred temporary equity	—	274	—	—	—	—	—	—	—	(274)	(274)	—	(274)
Redemption of Class B Common Stock for Class A Common Stock	(34,595)	—	—	10,000,000	1	(10,000,000)	(1)	34,595	—	—	34,595	—	34,595
Stock based compensation	—	—	—	—	—	—	—	1,631	—	—	1,631	—	1,631
Net (loss) income	(7,899)	—	—	—	—	—	—	—	—	(6,503)	(6,503)	1,030	(5,473)
Balances at March 31, 2026	$112,693	$29,394	$—	45,191,760	$5	49,930,000	$5	$226,528	$3	$(448,317)	$(221,776)	$7,178	$(214,598)

flyExclusive, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Deficit) and Temporary Equity (Unaudited) (continued)

	Temporary Equity			Permanent Equity
	Redeemable noncontrolling	Series A Preferred	Series B Preferred	Class A Common stock		Class B Common stock		Additional paid-in	Accumulated other comprehensive income	Accumulated	Total fly Exclusive stockholders’ equity	Noncontrolling	Total stockholders’ equity
(in thousands, except share amounts)	interest	stock	stock	Shares	Amount	Shares	Amount	capital	(loss)	deficit	(deficit)	Interests	(deficit)
Balances at December 31, 2024	$159,514	$23,799	$15,073	18,199,586	$2	59,930,000	$6	$—	$(56)	$(233,441)	$(233,489)	$23,431	$(210,058)
Contributions from non controlling interests	—	—	—	—	—	—	—	—	—	—	—	71	71
Distributions to non controlling interests	—	—	—	—	—	—	—	—	—	—	—	(9,636)	(9,636)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	—	54	—	54	—	54
Issuance of Class A common stock pursuant to Securities Purchase Agreement	—	—	—	2,000,000	—	—	—	5,800	—	—	5,800	—	5,800
Issuance of Series B Preferred stock	—	—	3,963	—	—	—	—	4,426	—	—	4,426	—	4,426
Accretion of Redeemable non controlling interest to redemption amount	50,068	—	—	—	—	—	—	(11,100)	—	(38,968)	(50,068)	—	(50,068)
Dividends payable on Series A Preferred temporary equity	—	662	—	—	—	—	—	—	—	(662)	(662)	—	(662)
Amortization of discount on Series A Preferred temporary equity	—	345	—	—	—	—	—	—	—	(345)	(345)	—	(345)
Dividends payable on Series B Preferred temporary equity	—	—	992	—	—	—	—	—	—	(992)	(992)	—	(992)
Amortization of discount on Series B Preferred temporary equity	—	—	190	—	—	—	—	(190)	—	—	(190)	—	(190)
Stock based compensation	—	—	—	—	—	—	—	1,064	—	—	1,064	—	1,064
Net loss	(17,558)	—	—	—	—	—	—	—	—	(5,449)	(5,449)	(40)	(5,489)
Balances at March 31, 2025	$192,024	$24,806	$20,218	20,199,586	$2	59,930,000	$6	$—	$(2)	$(279,857)	$(279,851)	$13,826	$(266,025)

The accompanying notes are an integral part of these condensed consolidated financial statements.

flyExclusive, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(13,372)	$(23,047)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	4,796	5,933
Amortization of finance lease right-of-use assets	388	318
Amortization of contract costs	374	364
Non-cash interest income	(23)	(634)
Non-cash interest expense	483	1,519
Non-cash rent expense	4,991	5,574
(Gain) loss on aircraft sales and aircraft held for sale	820	(1,205)
(Gain) loss on lease termination	286	(38)
Provision for credit losses	441	62
Provision for inventory reserve	9	—
Realized (gain) loss on investment securities	—	(43)
Change in fair value of private placement warrant liability	(173)	(347)
Change in fair value of public warrant liability	(101)	(202)
Change in fair value of penny warrant liability	(949)	(20)
Loss on extinguishment of debt	—	4,161
Stock-based compensation	1,631	1,064
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(285)	(567)
Due from related parties	(1,044)	491
Notes receivable - related parties	3,250	—
Other receivables	(703)	(266)
Parts and supplies inventory	(235)	(349)
Prepaid expenses and other current assets	(839)	530
Operating lease liabilities	(4,916)	(5,331)
Other assets	(390)	(81)
Accounts payable	6,900	3,296
Other current liabilities	(1,154)	(2,394)
Deferred revenue	(7,107)	(2,170)
Other non-current liabilities	6,305	2,918
Net cash flows from operating activities	(617)	(10,464)
Cash flows from investing activities:
Capitalized development costs	77	(23)
Purchases of property and equipment	(13,699)	(4,098)
Proceeds from sales of property and equipment	8,333	19,198
Finance lease direct initial costs	(478)	(381)
Purchases of engine overhauls	(8,146)	(5,438)
Purchases of investments	(4,858)	(15,457)
Proceeds from sale of investments	3,897	72,339
Net cash flows from investing activities	(14,874)	66,140

flyExclusive, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from financing activities:
Proceeds from issuance of debt	8,697	314
Repayment of debt	(19,570)	(67,056)
Payment of debt issuance costs	(485)	(373)
Repayment of finance lease	(1,286)	(43)
Cash contributions - non-controlling interests	2,365	863
Cash distributions - non-controlling interests	(2,038)	(12,125)
Proceeds from common stock issuance, net of issuance costs	17,121	—
Proceeds from preferred stock issuance, net of issuance costs	—	5,800
Net cash flows from financing activities	4,804	(72,621)
Net increase (decrease) in cash and cash equivalents	(10,687)	(16,945)
Cash and cash equivalents at beginning of period	29,340	31,694
Cash and cash equivalents at end of period	$18,653	$14,749
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Change in redemption value of redeemable noncontrolling interest	$58,224	$50,068
Issuances of Class A common stock	$1,333	$—
Redemption of Class B Common Stock for Class A Common Stock	$34,596	$—
Dividends payable and amortization of discount on Class A Temporary Equity	$1,429	$1,007
Dividends payable Class B Temporary Equity	$—	$1,182
Transfers from prepaid engine overhaul to property and equipment	$2,095	$866
Transfer of fixed assets and prepaid engine overhauls to held for sale	$—	$605
Unrealized change in fair value of available-for-sale securities	$3	$(54)
ROU assets obtained in exchange for operating lease liabilities	$2,782	$7,833
ROU assets obtained in exchange for finance lease liabilities	$8,882	$14,023
Consideration payable to customer	$220	$—
Non-cash exchanges for non-controlling ownership interest	$5,184	$2,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in thousands, except per share amounts)

1.
Organization and Operations

Nature of the Business

flyExclusive, Inc. is a holding company that has no material assets other than its ownership in LGM Enterprises, LLC ("LGM"). flyExclusive, Inc. operates and controls all of the businesses and operations of LGM and LGM's subsidiaries. flyExclusive Inc. and its predecessor for accounting purposes, LGM, are collectively referred to herein as “flyExclusive,” the “Company,” "we" or "us". flyExclusive is a premier owner/operator of jet aircraft and aircraft sales, with a focus on private jet charter. The Company's businesses provide separate offerings such as wholesale and retail ad hoc flights, a jet club program, partnership program, fractional program, and other services as well.

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

In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair statement of the financial condition, and results of operations, for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation.

The accompanying condensed consolidated financial statements were prepared in accordance with the requirements for interim financial information. Accordingly, these interim financial statements have not been audited and exclude certain disclosures required for annual financial statements. Also, the operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of flyExclusive, its wholly-owned subsidiaries, all majority owned subsidiaries, and the accounts of variable interest entities (“VIE”) for which flyExclusive or one of its subsidiaries is the primary beneficiary, regardless of the ownership percentage.

All significant intercompany transactions and balances have been eliminated in consolidation. Where the Company’s ownership interest is less than 100%, the non-redeemable noncontrolling ownership interests held by third parties in the financial position and operating results of the Company’s subsidiaries and/or consolidated VIEs are reported as noncontrolling interest in the condensed consolidated balance sheets (unaudited) within stockholders' (deficit). Noncontrolling ownership interests that can be redeemed for cash

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

where redemption is not within the sole control of the Company are classified as temporary equity in the condensed consolidated balance sheets (unaudited) in accordance with Accounting Standards Codification ("ASC") 480-10-S99-3(A)(2).

Liquidity and Going Concern

During the three months ended March 31, 2026, the Company incurred net losses and has operated with a working capital deficit. To date, the Company has financed its operations primarily through a combination of operating cash flows, the sale of equity securities and convertible debt, and borrowings under loan facilities. At March 31, 2026, the Company had an accumulated deficit of $448,317 and a working capital deficit, as defined by a shortfall of current assets compared to current liabilities of $212,257 and $195,578 as of March 31, 2026 and December 31, 2025, respectively. The Company’s net losses were $13,372 and $23,047 for the three months ended March 31, 2026 and 2025, respectively. Net cash flows used in operating activities were $617 and $10,464 for the three months ended March 31, 2026 and 2025, respectively. The Company expects to incur operating losses in the near term as the Company advances its fleet modernization and invests in long-term cost savings initiatives.

As of March 31, 2026, the Company had cash and cash equivalents of $18,653.

The Company believes its cash and cash equivalents on hand, operating cash flows, and proceeds from the fractional program will be sufficient to fund operations, including capital expenditure requirements, for at least 12 months from the filing date of the Form 10-Q of which these financial statements are a part. However, the Company might need additional capital to fund growth plans or as circumstances change, which it would expect to obtain through equity issuances, refinancing existing debt, or new borrowings. Adequate capital might not be available to the Company when needed or on acceptable terms. If the Company is unable to raise capital, it could be forced to delay, reduce, suspend, or cease its working capital requirements, capital expenditures, and business development efforts, which would have a negative impact on its business, prospects, operating results, and financial condition.

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

Segment Information

The Company determined its operating segment after considering the Company’s organizational structure and the information regularly reviewed and evaluated by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

and assess performance. The Company's CODM is its Chief Executive Officer. The CODM reviews the financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. On the basis of these factors, the Company determined that it operates and manages its business as one operating segment, charter aviation services. All ancillary and other revenue sources, such as fractional ownership and MRO services, are primarily to support the provision of the Company’s private aviation services to customers. Substantially all the Company’s long-lived assets are held in the United States, and revenue from charter aviation services is substantially earned from flights throughout the United States. See Note 4 "Segment Information" for additional disclosures.

Public Warrants, Private Warrants, and Penny Warrants

As of March 31, 2026, the following Company warrants were outstanding: (i) the Public Warrants initially included in the EGA units issued in EGA's initial public offering, (ii) the warrants of EGA held by EG Sponsor LLC (the “EGA Sponsor”) that were issued to the EGA Sponsor at the closing of EGA's initial public offering (the "Private Placement Warrants"), (iii) warrants issued on March 4, 2024 in connection with the Series A Preferred Stock offering as described within Note 23 "Stockholders’ Equity (Deficit), Temporary Equity and Noncontrolling Interests" (the "Series A Penny Warrants"), (iv) warrants issued on August 8, 2024, August 14, 2024, and March 21, 2025 in connection with the March 2025 and August 2024 Series B Preferred Stock offerings and the March 2025 note conversion as described within Note 23 "Stockholders' Equity (Deficit), Temporary Equity and Noncontrolling Interests" (the "Series B Penny Warrants," together with the Series A Penny Warrants, the "Penny Warrants," and together with the Public Warrants, the Private Placement Warrants, and the Series A Penny Warrants, the "Warrants").

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Receivables, Net of Allowance for Credit Losses

Accounts receivable are recorded at the invoiced or earned amount billed to the customers and are reported net of an allowance for credit losses. The Company applies an incurred loss estimate to calculate the allowance for doubtful accounts. Under ASC 326, the Company maintains an allowance for credit losses and considers the level of past-due accounts based on the contractual terms of the receivables, historical write offs, and existing economic conditions, as well as its relationships with, and the economic status of individual accounts to calculate the allowance for credit losses. The estimated credit losses charged to the allowance is recorded as "Selling, general and administrative" in the condensed consolidated statements of operations and comprehensive loss (unaudited). Accounts receivable are written off when deemed uncollectible based on individual credit evaluations and specific circumstances. The Company had an allowance for credit losses on accounts receivable of $80 as of both March 31, 2026 and December 31, 2025. Furthermore, one customer represented approximately 16% of total accounts receivable outstanding as of March 31, 2026.

Notes receivable are reported at amortized cost, and are reported as net of an allowance for credit losses. Under ASC 326, the Company maintains an allowance for credit losses based on the difference between the fair value of the collateral associated with the note, less costs to sell the asset, and the amortized cost basis of the note. The Company recognized no allowance for credit losses as of March 31, 2026 and December 31, 2025.

Noncontrolling Interest

Noncontrolling interests represent ownership interests attributable to third parties in certain consolidated subsidiaries and VIEs. Noncontrolling interests are presented as a separate component of equity on the condensed consolidated balance sheets (unaudited), condensed consolidated statements of operations and comprehensive loss (unaudited), and condensed consolidated statements of stockholders' equity (deficit) and temporary equity (unaudited) attributed to controlling and noncontrolling interests.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Redeemable Noncontrolling Interest

In connection with the Merger, the former holders (the "Existing Equityholders") of units of ownership interest in LGM (the "LGM Common Units") retained post-Merger ownership interests in LGM as noncontrolling interests. Pursuant to the Amendment and Restated Operating Agreement, dated December 27, 2023 (the "Operating Agreement"), upon the first anniversary of the Closing Date, the Existing Equityholders may redeem all or a portion of their LGM Common Units for either (a) shares of the Company's Class A Common Stock or (b) an equivalent amount of cash as determined pursuant to the Operating Agreement.

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

Temporary Equity

The Company accounts for its common and preferred stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Common and preferred stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common and preferred stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Series A Preferred Stock and Series B Preferred Stock (as defined in Note 23 "Stockholders’ Equity (Deficit), Temporary Equity and Noncontrolling Interests") feature certain redemption rights that are outside of our control and subject to the occurrence of uncertain future events. Accordingly, 25,000 shares of Series A Preferred Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet at March 31, 2026. No shares of Series B Preferred Stock were outstanding after December 31, 2025, and therefore are not subject to possible redemption.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The (gain) or loss on aircraft previously held for use as property and equipment and subsequently elected to actively market for sale is presented within the (gain) loss on aircraft sales and aircraft held for sale on the condensed consolidated statements of operations and comprehensive loss (unaudited). When a decision is made to actively market for sale, depreciation is discontinued, and aircraft held for sale is recorded at the lower of carrying value or fair value less costs to sell. We present aircraft assets held for sale at the lower of their current carrying value or their fair market value less costs to sell including $3,422 and $3,421 classified within “current assets” on the Company's consolidated balance sheet as of March 31, 2026 and December 31, 2025, respectively, as well as $0 classified within "non-current assets" on the Company’s condensed consolidated balance sheet (unaudited) as of March 31, 2026 and December 31, 2025. The fair values are based on observable and unobservable inputs, including market trends and conditions. The assumptions used to determine the fair value of the assets held for sale are subject to inherent uncertainty and could produce a wide range of outcomes which the Company will continue to monitor in future periods as new information becomes available. Prior to the ultimate sale of the assets, subsequent changes in the estimate of the fair value of the assets held for sale will be recorded as a (gain) or loss with a corresponding adjustment to the assets’ carrying value.

The Company had one aircraft classified as held for sale as of both March 31, 2026 and December 31, 2025. The following table summarizes the Company's held for sale activity during the three months ended March 31, 2026:

Three Months Ended March 31,
2026
Aircraft held for sale as of December 31, 2025	$3,421
Aircraft held for sale sold	—
Aircraft reclassified to held for sale	1
Loss due to fair value adjustments	—
Aircraft held for sale as of March 31, 2026	$3,422

Contract Acquisition Costs

The Company pays commissions on deposits from new and recurring Jet Club member contracts. These commissions are contract acquisition costs that are capitalized as an asset on the condensed consolidated balance sheets (unaudited) as these are incremental amounts directly related to attaining contracts with customers. Capitalized sales commissions were $424 during the three months ended March 31, 2026, and $446 during the three months ended March 31, 2025.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2026 and December 31, 2025, contract acquisition costs of $912 and $920, respectively, were included within Prepaid expenses and other current assets and $1,482 and $1,424, respectively, were included within Other non-current assets on the condensed consolidated balance sheets (unaudited).

Capitalized contract costs are amortized on a straight-line basis over the same period of benefit in which the associated revenue is recognized. Amortization expense related to capitalized contract costs included in selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss (unaudited) was $374 during the three months ended March 31, 2026 and $364 during the three months ended March 31, 2025.

Other Accounting Policies

See the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for a description of other accounting principles upon which basis the accompanying consolidated financial statements in this Report were prepared.

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

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326)", ("ASU 2025-05") which introduces a practical expedient for measuring expected credit losses on trade receivables and contract assets. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient, which permits assuming that current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating expected credit losses. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within fiscal years beginning after December 15, 2026. Early adoption is permitted. If the Company elects to do so, it does not expect that the practical expedient will have a material impact on its consolidated financial statements.

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

In April 2026, the FASB issued ASU 2026-01, "Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock" ("ASU 2026-01"), which is intended to provide authoritative guidance on how an issuer should initially measure paid-in-kind dividends on equity-classified preferred stock. The amendments in ASU 2026-01 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

3.
Earnings (Loss) Per Share

The Company computes basic earnings (loss) per share using net loss attributable to Company common stockholders and the weighted average number of common shares outstanding during each period. Because the Penny Warrants obligate the Company to issue shares for little or no cash consideration contingent only upon the passage of time (see Note 17 "Warrant Liabilities" for a description of the Penny Warrants), weighted average shares issuable under the Penny Warrants are included in the denominator in the calculation of basic and diluted EPS. Shares of Class B Common Stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class B Common Stock under the two-class method has not been presented.

The following table sets forth the computation of the Company’s basic and diluted net (loss) income per share:

	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(13,372)	$(23,047)
Less: Net loss attributable to redeemable noncontrolling interests	(7,899)	(17,558)
Less: Net income (loss) attributable to noncontrolling interests	1,030	(40)
Add: Series A Preferred Dividends	(1,429)	(1,007)
Add: Series B Preferred Dividends	—	(992)
Basic Net loss attributable to common stockholders	$(7,932)	$(7,448)
Denominator:
Weighted Average Class A Common Stock outstanding	38,364,539	18,732,919
Weighted Average Class A Common Stock issuable under Series A Penny Warrants	1,508,883	1,282,742
Weighted Average Class A Common Stock issuable under Series B Penny Warrants	6,268,100	5,140,900
Weighted Average Shares Outstanding - basic and diluted	46,141,522	25,156,561
Basic and Diluted Earnings (Loss) Per Share
Basic	$(0.17)	$(0.30)
Diluted	$(0.17)	$(0.30)

The following table summarizes potentially dilutive outstanding securities for the three months ended March 31, 2026 and 2025 which were excluded from the calculation of diluted EPS, because their effect would have been anti-dilutive:

	For the three months ended	For the three months ended
	March 31, 2026	March 31, 2025
Public warrants	2,519,869	2,519,869
Private Placement Warrants	4,333,333	4,333,333
Series A Penny Warrants	1,508,883	1,304,742
Class B Common Stock	55,374,444	59,930,000
Total anti-dilutive features	63,736,529	68,087,944

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The CODM allocates resources and evaluates performance based on net loss, which is the Company’s measure of segment profit or loss. The CODM considers budget to actual and year-over-year variances for net loss when making decisions about how to utilize the Company’s resources. The components of segment profit or loss were as follows:

	Three Months Ended March 31,
	2026	2025
Total revenue	$96,350	$88,125
Less:
Cost of revenue	77,259	76,825
Selling, general and administrative	22,713	20,990
Depreciation and amortization	5,184	6,251
(Gain) loss on aircraft sales and aircraft held for sale	820	(1,205)
Other (1)	3,743	8,311
Net loss before income taxes	$(13,369)	$(23,047)

(1)
Includes all items within other income (expense) on the condensed consolidated statements of operations and comprehensive loss (unaudited).

No single customer accounted for 10% or more of consolidated revenue for the three months ended March 31, 2026 or 2025.

5.
Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Fair Value Measurements at March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	405	—	—	405
Investments in securities	—	969	—	969
	$405	$969	$—	$1,374
Liabilities:
Warrant liability - public warrants	$605	$—	$—	$605
Warrant liability - private placement warrants	—	1,040	—	1,040
Warrant liability - Series A penny warrants	—	—	1,576	1,576
	$605	$1,040	$1,576	$3,221

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	5,401	—	—	5,401
	$5,401	$—	$—	$5,401
Liabilities:
Warrant liability - public warrants	$706	$—	$—	$706
Warrant liability - private placement warrants	—	1,213	—	1,213
Warrant liability - Series A penny warrants	—	—	2,525	2,525
	$706	$1,213	$2,525	$4,444

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

The fair value of the Series A Penny Warrant liability as of March 31, 2026 and December 31, 2025 was determined utilizing a Monte Carlo simulation valuation method, using the following inputs and assumptions:

$ in thousands, except for stock price, strike price, and share amounts	March 31, 2026
Warrant shares	1,529,624
Aggregate value cap	$11,250
Stock price	$2.26
Strike price	$0.01
Term (in years)	2.93 years
Volatility	124.0%
Risk free rate	3.8%
Dividend rate	—%

$ in thousands, except for stock price, strike price, and share amounts	December 31, 2025
Warrant shares	1,469,519
Aggregate value cap	$11,250
Stock price	$4.11
Strike price	$0.01
Term (in years)	3.18 years
Volatility	109.0%
Risk free rate	3.6%
Dividend rate	—%

The following table shows the change in the fair value of the Series A Penny Warrant liability for the three months ended March 31, 2026.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026
Balance as of December 31, 2025	$2,525
Issuance of Series A Penny Warrants	—
Change in fair value of Series A Penny Warrants	(949)
Balance as of March 31, 2026	$1,576

There have been no other changes in valuation techniques and related inputs. As of March 31, 2026 and December 31, 2025, there were no transfers between Level 1, Level 2, and Level 3.

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s condensed consolidated balance sheets (unaudited) include the following assets and liabilities of these VIEs:

	March 31, 2026	December 31, 2025
Cash	$510	$495
Property and equipment, net	45,353	46,027
Long-term notes payable, current portion	16,179	17,861
Long-term notes payable, non-current portion	8,431	10,318

The Company’s condensed consolidated statements of operations and comprehensive loss (unaudited) include the following expenses of these VIEs:

	Three Months Ended March 31,
	2026	2025
Interest expense	$438	$476
Depreciation and amortization	674	1,080

The assets of the Company’s VIEs are only available to settle the obligations of these entities. Creditors of each of the VIEs have no recourse to the general credit of the Company.

While the Company has no contractual obligation to do so, it may voluntarily elect to provide the VIEs with additional direct or indirect financial support based on its business objectives. The Company provided financial contributions to the VIEs in the amount of $2,365 and $863 during the three months ended March 31, 2026 and 2025, respectively.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

7.
Revenue

Disaggregation of Revenue

The following table disaggregates revenue by service type and the timing of when these services are provided to the member or customer:

	Three Months Ended March 31,
	2026	2025
Services transferred at a point in time:
Flights	$92,237	$82,747
Aircraft Management Services	335	765
Services transferred over time:
Memberships	(116)	1,056
MRO	2,008	1,761
Fractional ownership purchase price	1,886	1,796
	$96,350	$88,125

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
•
Aircraft Management Services – Fixed monthly management fees charged to third-party aircraft owners.

The following table provides a rollforward of deferred revenue for the three months ended March 31, 2026:

	2026	2025
Balance as of January 1	$162,319	$149,517
Revenue recognized	(75,516)	(78,773)
Revenue deferred	68,629	76,370
Balance as of March 31	$155,432	$147,114

8.
Other Receivables

Other receivables consisted of the following:

	March 31, 2026	December 31, 2025
Rebate receivables	$1,744	$1,226
Federal excise tax receivable	4,591	4,657
Insurance settlement in process	588	320
Other	15	32
	$6,938	$6,235

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

9.
Parts and Supplies Inventory

Parts and supplies inventory consists primarily of aircraft parts and materials and supplies. Parts and supplies inventory, net of reserve, consisted of the following:

	March 31, 2026	December 31, 2025
Aircraft parts	$5,276	$4,820
Materials and supplies	228	457
Less: parts and supplies inventory reserve	(211)	(209)
	$5,293	$5,068

10.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2026	December 31, 2025
Prepaid vendor expenses	$3,866	$3,696
Prepaid insurance	3,436	602
Prepaid directors and officers insurance	1,573	2,199
Prepaid maintenance	760	456
Prepaid non-aircraft subscriptions	270	322
MRO revenue in excess of billings	—	2,157
Deferred commission	912	920
	$10,817	$10,352

11. Investments in Securities

The Company did not hold any investments in securities as of December 31, 2025. The cost and fair value of marketable securities as of March 31, 2026 were as follows:

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Bills	$966	$3	$—	$969

The Company recorded aggregated unrealized gain on available-for-sale debt securities of $3 and $0 in accumulated other comprehensive gain in the Company's condensed consolidated balance sheets (unaudited) as of March 31, 2026 and December 31, 2025, respectively.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

12.
Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2026	December 31, 2025
Transportation equipment	$311,306	$309,675
Office furniture and equipment	3,579	3,418
Leasehold improvements	2,592	2,417
Construction in progress	1,096	236
Deposits on transportation equipment	3,628	1,725
	322,201	317,471
Less: Accumulated depreciation	(91,935)	(93,741)
Property and equipment, net	$230,266	$223,730

Depreciation expense for property and equipment was $4,667 and $5,727, for the three months ended March 31, 2026 and 2025, respectively. The net carrying value of disposals of long-lived assets as of March 31, 2026 and December 31, 2025 was $6,811 and $83,093, respectively.

Interest payments on borrowings to acquire aircraft are capitalized for the month of acquisition when the aircraft’s in-service date begins following the 15th of the month. Interest payments for the month of acquisition would be expensed if the aircraft is placed into service before the 15th of the month. There was no capitalized interest as of March 31, 2026 and December 31, 2025, and capitalized interest was included as a component of construction in progress prior to the equipment’s in-service date.

13.
Other Current Liabilities

Other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Accrued vendor payments	$7,170	$6,395
Accrued ERC payments	9,044	9,044
Accrued directors and officers insurance	1,116	1,622
Accrued employee-related expenses	12,179	11,722
Accrued engine expenses	1,740	2,479
Accrued tax expenses	2,048	1,430
Accrued interest	425	2,145
Excise tax payable	999	999
Other	644	683
	$35,365	$36,519

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

travel, or group meetings (for commercial, social, religious, or other purposes)” due to COVID-19. The credit is taken against the Company’s share of Social Security Tax when the Company’s payroll provider files, or subsequently amends the applicable quarterly employer tax filings.

As of March 31, 2026, the Company had received ERC payments totaling $9,044. The Company’s legal counsel has issued a legal opinion that the Company, more likely than not, qualified for the ERC. However, it remains uncertain whether the Company meets the eligibility qualifications required for the ERC. Therefore, the balance was included in other current liabilities in the condensed consolidated balance sheets (unaudited) as of March 31, 2026 and consolidated balance sheets as of December 31, 2025 since the Company may potentially be required to repay the ERC.

14.
Other Non-Current Liabilities

Other non-current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Fractional ownership deposits	$53,448	$47,140
Other	—	—
	$53,448	$47,140

15.
Debt

The components of the Company’s outstanding Short-term notes payable consisted of the following:

	Interest Rates	March 31, 2026	December 31, 2025
Short-term notes payable
Bank 1	6.5%	$3,160	$3,160
Bank 2	7.8%	3,977	4,229
Financial Institution 5	10.0%	375	1,594
Less: Unamortized debt issuance costs		(123)	(446)
Total short-term notes payable		$7,389	$8,537

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

As of March 31, 2026 and December 31, 2025, unamortized debt issuance costs were $123 and $446 for short-term notes payable, respectively.

During the three months ended March 31, 2026 and 2025 the Company recorded $341 and $15, respectively, in amortization of debt issuance cost related to short-term debt within interest expense in the condensed consolidated statements of operations and comprehensive loss (unaudited).

Total interest expense related to short-term debt was $131 and $108 for the three months ended March 31, 2026 and 2025, respectively.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The components of the Company’s outstanding long-term debt consisted of the following:

	Interest Rates		Amounts		Maturity Dates
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Long-term notes payable with banks for the purchase of aircrafts
Bank 1	n/a	4.0% - 7.3%	-	$6,304	n/a	Aug 2026 - Feb 2029
Bank 2	7.5% - 7.8%	7.5% - 7.8%	8,925	9,208	Jun 2028 - Dec 2030	Jun 2028 - Dec 2030
Bank 3	2.3% + SOFR**	2.3% + SOFR**	1,455	1,508	Sep 2026	Sep 2026
Bank 5	7.7%	7.7%	1,273	1,344	Jan 2030	Jan 2030
Bank 6	4.0%	4.0%	446	519	Sep 2027	Sep 2027
Bank 7	8.8%	8.8%	11,599	11,914	May 2029	May 2029
Bank 8	2.8% + SOFR**	2.8% + SOFR**	1,284	1,322	Apr 2027	Apr 2027
Long-term notes payable with financial institutions for the purchase of aircrafts
Financial Institution 2	3.6% - 7.0%	3.6% - 7.0%	3,640	6,499	Nov 2026 - Dec 2026	Nov 2026 - Dec 2026
Financial Institution 3	9.5%	9.5%	12,508	12,777	Dec 2033 - Mar 2034	Dec 2033 - Mar 2034
Financial Institution 5	15.7%	n/a	8,285	—	Mar 2031	n/a
Financial Institution 6	14.4% - 14.9%	14.4% - 15.9%	10,898	10,898	Nov 2030	Nov 2030
Other long-term debt payable
Financing obligations from sale-leaseback transactions	12.0%	12.0%	18,500	18,500	Nov 2028	Nov 2028
EID loan	See disclosure below	See disclosure below	122	122	See disclosure below	See disclosure below
Long-term debt from VIEs			24,610	28,180
Total Long-term notes payable			103,545	109,095
Less: Unamortized debt issuance costs and debt discount			(101)	(159)
Less: current portion			(25,742)	(29,905)
Long-term notes payable, non-current portion			$77,702	$79,031

** SOFR is defined as “Secured Overnight Financing Rate.”

The Company and its subsidiaries (the “Borrowers”) routinely enter into long-term loan agreements with various lenders for the purpose of financing purchases of aircraft. These loans usually have an initial term between 2 to 15 years and sometimes the Borrowers negotiate with the lenders to extend the maturity date at the end of the initial term. The Borrowers will refinance as needed to meet their respective obligations as they become due within the next 12 months. As the parent, the Company has maintained a positive relationship with the lenders and has not historically had any difficulty refinancing these debt obligations. Based on historical experience and the fact that the Company has not suffered any decline in creditworthiness, it expects that cash on hand and cash earnings will enable it to secure the necessary refinancing. Amendments are executed at times when interest rates and terms are changed. Under these long-term loan agreements, the Borrowers usually pay principal and interest payments each month, followed by a balloon payment of all unpaid principal and accrued and unpaid interest due upon maturity, and when applicable, a loan origination fee upon execution. Each note payable is collateralized by the specific aircraft financed and is guaranteed by the owners of the Borrowers.

A lender may impose a restriction that the outstanding balance of the note may not exceed a percentage of the retail value of the collateral. In the event the outstanding value of the loan exceeds the percentage threshold of the collateralized aircraft, the Borrowers may be required to make a payment in order to reduce the balance of the loan. Pursuant to the loan agreements, the Borrowers must maintain certain debt service ratios (such as cash flow to leverage or certain EBITDA to total borrowings) specific to each lender as long as the Borrowers hold outstanding loans. There were 21 separate loan agreements (each loan agreement includes the initial agreement and amendments if applicable) with note payable balances outstanding as of March 31, 2026, compared to 24 separate loan agreements as of December 31, 2025.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2026 and December 31, 2025, unamortized debt issuance costs were $101 and $159 for long-term notes payable (excluding convertible note), respectively.

During the three months ended March 31, 2026 and 2025, the Company recorded $58 and $28, respectively, in amortization of long-term debt issuance cost within interest expense in the condensed consolidated statements of operations and comprehensive loss (unaudited).

Total interest expense related to long-term debt (excluding convertible note and VIEs) was $1,935 and $2,354 for the three months ended March 31, 2026 and 2025, respectively.

The table below presents the Company’s contractual principal payments (not including debt issuance costs) as of March 31, 2026 under then-outstanding long-term debt agreements in each of the next five calendar years (does not include VIE loans):

Fiscal year	Amount
Remainder of 2026	$8,446
2027	5,419
2028	22,375
2029	17,313
2030	13,831
Thereafter	11,551
78,935
Long-term notes payable from VIE	24,610
Debt issuance costs	(101)
Total long-term notes payable	$103,444

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Sale-Leaseback Transactions

In November 2025, the Company sold an aircraft to a third party for approximately $18,500. In connection with the sale, the Company entered into an agreement to lease back the aircraft for a 3-year period. Since the lease agreement provides the Company an option to repurchase the aircraft equal to the greater of $18.5 million or the fair market value of the aircraft as of the purchase date, the transaction is accounted for as a failed sale-leaseback. As a result, the aircraft remains on our condensed consolidated balance sheet (unaudited) as of March 31, 2026. The Company recognized $18,500 of the proceeds as a financing obligation as a component of long-term debt.

Debt Covenants

Financial covenants contained in the debt borrowings mandate that the Company maintains certain financial metrics, including, but not limited to, debt service coverage ratios, fixed charge cover ratios, or cash flow cover ratios. If the Company is unable to maintain the financial metric, it is a breach of the debt covenant and is considered an event of default. An event of default can result in all loans and other obligations becoming immediately due and payable, including the advance of any sums necessary to cure the event of default, allowing the lenders to seize the collateralized assets, which include aircraft and the debt agreements being terminated. As of December 31, 2025, the Company was not in compliance with certain financial covenants and obtained waiver request letters from the various lenders. Pursuant to the waiver letters, the lenders agreed to waive the financial covenants as of December 31, 2025 through December 31, 2026. The aggregate balances of outstanding debt obligations for which waiver letters were received were $0 and $8,924 as of March 31, 2026 and December 31, 2025, respectively.

Economic Injury Disaster Loans (“EID”)

In August 2020, the Company executed the standard loan documents required for securing loans offered by the SBA under its EID loan assistance program and received the loan proceeds of $122. The proceeds from the EID Loan must be used for working capital. The EID Loan has a thirty-year term and bears interest at a rate of 3.75% per annum with monthly principal and interest payments being deferred for 12 months after the date of disbursement. On March 11, 2021, the American Rescue Plan Act of 2021 was enacted, which extended the first due date for repayment of EID Loans made in 2020 from 12 months to 24 months from the date of the note. The EID Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Loan Authorization and Agreement and the note executed by the Company in connection with the EID Loan contain events of default and other provisions customary for a loan of this type and the EID Loan is secured by a security interest on all of the Company’s assets.

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

In December 2025, the Company entered into a long-term promissory note in the amount of $1,460. The note bears a fixed interest rate of 7.5%, with a maturity date 5 years from the note date.

In March 2026, the Company entered into a long-term promissory note in the amount of $8,285. The note bears a fixed interest rate of 15.7% with a maturity date 5 years from the note date.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

16.
Leases

The Company’s lease arrangements generally pertain to real estate leases and aircraft. The Company leases real estate including hangars and office space under operating leases, ranging from two to thirty years. As of March 31, 2026 and December 31, 2025, the Company operated 31 and 32 aircraft, respectively, under non-cancellable operating leases ranging from two to seven years for charter flight services. For the Company’s aircraft leases, in addition to the fixed lease payments for the use of the aircraft, the Company is also obligated to pay into aircraft engine reserve programs and additional variable costs which are expensed as incurred and are not included in the measurement of our leases. These payments amounted to $7,261 and $4,416 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company operated 5 aircraft under non-cancellable finance leases.

Vehicle leases typically have month-to-month lease terms and are classified as short-term leases.

The following table sets forth information about the Company’s lease costs for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$4,991	$5,574
Short-term lease cost	340	495
Finance lease cost:
Amortization of right-of-use assets	388	318
Interest on lease liabilities	823	357
Total lease costs	$6,542	$6,744

The following table sets forth supplemental cash flow information about the leases for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
ROU assets obtained in exchange for new lease liabilities
Operating lease liabilities	$2,782	$7,833
Finance lease liabilities	$8,882	$14,023

Supplemental balance sheet information related to the leases is as follows:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term – operating leases	9.40 years	9.22 years
Weighted-average discount rate – operating leases	7.73%	7.48%
Weighted-average remaining lease term – finance leases	3.65 years	4.31 years
Weighted-average discount rate – finance leases	11.97%	11.71%

The Company’s future lease payments under operating leases as of March 31, 2026 are as follows:

Fiscal Year	Amount
Remainder of 2026	$14,029
2027	15,346
2028	9,315
2029	7,023
2030	5,087
Thereafter	36,804
Total undiscounted cash flows	87,604
Less: Imputed interest	(28,256)
Present value of lease liabilities	$59,348

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s future lease payments under finance leases as of March 31, 2026 are as follows:

Fiscal Year	Amount
Remainder of 2026	$8,305
2027	10,409
2028	11,002
2029	5,494
2030	3,558
Thereafter	—
Total undiscounted cash flows	38,768
Less: Imputed interest	(7,616)
Present value of lease liabilities	$31,152

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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement that governs the Public Warrants. The exercise price and number of shares of the common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, consolidation, combination, reverse stock split, or reclassification.

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

During the three months ended March 31, 2026 and 2025, holders of Public Warrants did not exercise any warrants either for cash or on a cashless basis. As of March 31, 2026, there were 4,333,333 Private Placement Warrants and 2,519,869 Public Warrants outstanding in addition to the Penny Warrants.

For the three months ended March 31, 2026, the Company remeasured the fair value of the Warrants and recorded a gain on the change in the fair value of $1,223. For the three months ended March 31, 2025, the Company remeasured the fair value of the Warrants and recorded a gain on the change in the fair value of $569.

The gain or loss was recorded to change in fair value of warrant liabilities on the condensed consolidated statements of operations and comprehensive loss (unaudited) for the three months ended March 31, 2026 and 2025. As of March 31, 2026, and December 31, 2025, the condensed consolidated balance sheets (unaudited) and consolidated balance sheets contained warrant liabilities of $3,221 and $4,444, respectively.

18.
Employee Benefits

Defined Contribution Plan

The Company established the flyExclusive 401(k) Plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees (or “Participants”) with greater than two months of service may contribute up to the lesser of Internal Revenue Service guidelines or 100% of their compensation per year subject to the elective limits as defined by IRS guidelines. The Company may make discretionary matching contributions in amounts equal to a uniform percentage or dollar amount of employees’ elective deferrals each plan year. The Company matches 50% of the first 8% of base compensation that participants contribute to the 401(k) Plan. Vesting in the Company’s contribution portion of their accounts is based on years of continuous service. A participant is 100% vested after two years of credited service.

Investment selections consist of mutual funds. The Company’s contributions to the 401(k) Plan amounted to $468 and $451 for the three months ended March 31, 2026 and 2025, respectively.

Health and Welfare Benefits

The Company provides health and welfare benefits to its employees, including health, life, dental, and disability insurance, among others.

19.
Stock-based Compensation

2023 Equity Incentive Plan

The aggregate number of shares of Class A Common Stock initially reserved for future issuance under the 2023 Equity Incentive Plan was 6,000,000 shares. In September 2025, the Board of Directors of the Company approved an amendment to increase the authorized number of shares to 15,000,000. The increase was approved by the Company’s stockholders in December 2025. The number of shares available for issuance under the 2023 Equity Incentive Plan will be proportionately adjusted for (i) any increase or decrease in the number of issued and outstanding shares resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the shares, or similar transaction affecting the shares, (ii) any other increase or decrease in the number of issued and outstanding shares effected without receipt of consideration by the Company, or (iii) any other transaction with respect to the Company’s Class A Common Stock including a corporate merger, consolidation, acquisition of property or stock, separation (including a spin-off or other distribution of stock or property), reorganization, liquidation (whether partial or complete), or any similar transaction; provided,

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

however that conversion of any convertible securities of the Company will not be deemed to have been effected without receipt of consideration. The 2023 Equity Incentive Plan will continue in effect for a period of 10 years from the Incentive Plan Effective Date unless sooner terminated. No awards were granted under the 2023 Equity Incentive Plan during the three months ended March 31, 2026 and 2025. As of March 31, 2026 and 2025, 7,800,000 and 1,200,000 shares of the Company's Class A Common Stock were available for future issuance under the 2023 Equity Incentive Plan, respectively. The unrecognized compensation expense associated with the outstanding stock options at March 31, 2026 and 2025 was $12,949 and $8,886, respectively. The following tables provide additional information about the shares outstanding under the 2023 Equity Incentive Plan:

	March 31, 2026
	Number of Shares	Average Exercise Price	Average Remaining Contractual Period in Years	Aggregate Intrinsic Value
Balance at December 31, 2025	7,200,000	$3.52
Granted	—	—
Exercised	—	—
Forfeited and expired	—	—
Balance at March 31, 2026	7,200,000	$3.52	8.83	$(9,072)

	March 31, 2025
	Number of Shares	Average Exercise Price	Average Remaining Contractual Period in Years	Aggregate Intrinsic Value
Balance at December 31, 2024	4,800,000	$2.78
Granted	—	—
Exercised	—	—
Forfeited and expired	—	—
Balance at March 31, 2025	4,800,000	$2.78	9.50	$1,584

Employee Stock Purchase Plan

In connection with the Merger, the Board approved the flyExclusive, Inc. Employee Stock Purchase Plan (the “ESPP”), on November 10, 2023 (the "ESPP Effective Date"), at which time the ESPP became effective, subject to stockholder approval. The ESPP was subsequently approved by the stockholders on December 18, 2023. The ESPP provides eligible employees with a means of acquiring an equity interest in the Company through payroll deductions. The aggregate number of shares of Class A Common Stock initially reserved for future employee purchases under the ESPP was 1,500,000 shares. In September 2025, the Board of Directors of the Company approved an amendment to increase the authorized number of shares to 2,500,000. The increase was approved by the Company’s stockholders in December 2025. The ESPP will expire on October 31, 2033, unless sooner terminated by the Board, or when all available shares have been purchased. As of March 31, 2026, no shares had been purchased by employees under the ESPP.

20.
Income Taxes

The Company is subject to U.S. federal, state, and local income taxes with respect to its allocable share of any taxable income or loss as well as any standalone income or loss that flyExclusive, Inc. generates.

LGM was historically and remains a partnership for U.S. Federal income tax purposes, with each partner being separately taxed on its share of taxable income or loss.

The Company’s effective tax rate was 0% for the three months ended March 31, 2026. The effective income tax rate differed significantly from the statutory rate of 21%, primarily due to the losses from LGM.

The Company has assessed the realizability of its net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

realized. The Company had recorded a full valuation allowance against its deferred tax assets as of March 31, 2026, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions in which it operates. Therefore, the Company is subject to tax examination by various taxing authorities. The Company is not currently under examination, and is not aware of any issues that could result in significant payments, accruals, or material deviation from its tax positions. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities to the extent utilized in a future period. As of March 31, 2026, the tax years from 2022 to present generally remain open to examination by relevant taxing jurisdictions to which the Company is subject.

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

During the three months ended March 31, 2026 and 2025, the Company purchased a total of $475 and $366, respectively, in fuel from subsidiaries of LGMV, respectively. This represented approximately 2% of the Company’s total fuel purchases during the three months ended March 31, 2026.

Leases from Related Parties

Kinston Jet Center, LLC, Kinston Jet House, LLC, JS Longitude, and LGM Auto, LLC are subsidiaries of LGMV and lessors of real property and equipment (such as trucks, trailers, and vans). During the three months ended March 31, 2026 and 2025 the Company incurred rent expense to subsidiaries of LGMV totaling $1,079 and $1,034, respectively. See Note 16 "Leases" for further details.

Due to Related Parties

Outstanding accounts payable to related parties for fuel and lease purchases from LGMV as of March 31, 2026 and December 31, 2025 were $1,155 and $887, respectively.

Sales to Related Parties

The Company allows owners of subsidiaries and lessor SAEs without Equity (“Lessor VIEs”) to charter flights at a reduced rate. During the three months ended March 31, 2026 and 2025, the Company recorded $3,467 and $3,896 in charter flight revenue from owners of subsidiaries and Lessor VIEs, respectively. During the three months ended March 31, 2026 and 2025, the Company recorded $0 and $26, respectively, in charter flight revenue from related parties not considered owners of subsidiaries or Lessor VIEs.

Receivables from Related Parties

Short term accounts receivable from related parties consist of customer flight activity charges and totaled $2,369 and $1,325 as of March 31, 2026 and December 31, 2025, respectively. Related party receivables from LGMV were $372 as of March 31, 2026 and $371 as of December 31, 2025.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Notes Receivable

In the normal course of its business, the Company finances third-party buyers of their SAEs and holds notes receivable from these buyers. Notes receivable consists of two notes, with a total notes receivable balance of $7,078 and $7,728 as of March 31, 2026 and December 31, 2025, respectively.

Long-term Notes Payable - Related Parties, Current Portion

In December 2023, the Company issued to EGA Sponsor $15,871 in principal amount of senior secured notes due December 2024. The notes were issued with a stated rate of 14% with interest payable monthly in arrears. The notes initially had a maturity date of December 1, 2024, that has been extended to January 1, 2027. The amounts outstanding under the EGA senior secured note were $21,022 and $9,041 as of March 31, 2026 and December 31, 2025, respectively.

Unamortized debt issuance costs related to the senior secured notes was $141 and $157 as of March 31, 2026 and December 31, 2025, respectively. Total interest expense related to the senior secured notes was $515 and $628 for the three months ended March 31, 2026 and 2025, respectively.

On December 27, 2023, the Company entered into an additional promissory note with EGA Sponsor with a principal amount of $3,947. The promissory note bears an annual interest rate of 8% with a maturity date of December 31, 2024. On March 21, 2025, the EGA Sponsor Note was cancelled in exchange for stock and warrants. For further information, see Note 23 "Stockholders' Equity (Deficit), Temporary Equity and Noncontrolling Interests" for additional disclosures.

Total interest expense related to the EGA Sponsor note was $0 and $70 for the three months ended March 31, 2026 and 2025, respectively.

Issuance of Senior Secured Note

On January 26, 2024 (the “Effective Date”), FlyExclusive Jet Share, LLC (the “Borrower”), a wholly-owned subsidiary of LGM, which is the operating company of flyExclusive together with LGM as guarantors; in such capacity, the “Parent Guarantors”) entered into a Senior Secured Note (the “Note”) with ETG FE LLC (a related party of the Company through its affiliation with EGA Sponsor), as the initial holder of the Note (the “Noteholder”), Kroll Agency Services, Limited, as administrative agent (the “Administrative Agent”), and Kroll Trustee Services, Limited, (the “Collateral Agent”).

The Note covers borrowings of an aggregate principal amount of up to approximately $25,773, up to $25,000 of which is to finance the purchase or refinancing of aircraft relating to the Company’s fractional ownership program (the “Revolving Loan”). The Note originally matured on January 26, 2026, which was extended to January 26, 2028 (the “Maturity Date”) pursuant to the First Amendment to the Note (discussed in more detail below), at which time the aggregate outstanding principal amount and all accrued and unpaid interest (including accrued and unpaid fees and expenses) payable under the Note shall be due and payable. The full amount available for borrowings under the Note has been funded by the placement thereof into a cash escrow account, which will be released to the Borrower upon the satisfaction of certain conditions precedent contained in the Note. The Borrower may re-borrow repaid funds up until the Maturity Date unless it chooses to permanently reduce the borrowing availability under the Note and pays a prepayment premium equal to (i) if prior to January 26, 2025, the make-whole fee as detailed in the Note, or (ii) thereafter, the outstanding principal amount being prepaid multiplied by 3.00%.

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

On February 16, 2026, the parties to the Senior Secured Note executed the First Amendment to the Senior Secured Note, effective as of January 26, 2026 (the “Note Amendment”). In addition to extending the Maturity Date to January 26, 2028, the Note Amendment revised the Applicable Rate of interest to mean either (i) a 15.00% annual rate for any period during which the Outstanding Principal Amount equals or exceeds $12,500,000, or (ii) a 13.00% annual rate for any period during which the Outstanding Principal Amount is less than $12,500,000.

Further, the Note Amendment eliminated the revolving Advance feature of the Senior Secured Note, provided for $26,542 of certain reimbursable expenses of the Initial Noteholders to be added to the Outstanding Principal amount of the Loans, and revised the amortization to require principal repayments in the amount of $2,400,000 in consecutive quarterly installments on the last day of each of March, June, September, and December, commencing on June 30, 2026.

The Note Amendment also added a $386,598 non-refundable fee payable by the Borrower to the Administrative Agent (the “Back End Fee”). The Back End Fee is payable on the earliest to occur of (i) Payment in Full, or (ii) the entirety of the Outstanding Principal Amount becoming due and payable, whether on the Maturity Date, by acceleration, or otherwise.

The obligations of the Borrower under the Note are guaranteed by the Parent Guarantors and by the Personal Guarantor. After the extension, the Company's balance under the Note was $24,535 as of March 31, 2026. As of March 31, 2026 and December 31, 2025, unamortized debt issuance cost related to the Senior Secured Note was $403 and $38, respectively.

Total interest expense related to the Senior Secured Note was $986 and $910 for the three months ended March 31, 2026 and 2025, respectively.

Redemption of LGM Units

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

As of March 31, 2026, it is not probable that an Early Termination Event will occur. In a scenario where an Early Termination Event occurred, the maximum amount payable to existing Equityholders would be approximately $15.0 million. This estimate is based on a blended federal and state tax rate of 25.0% and financial information as of March 31, 2026. If an Early Termination Effect becomes probable, the Company would accrue a liability along with a charge to income in accordance with the guidance outlined in ASC Topic 450-20-25-2.

On February 18, 2026, Thomas James Segrave, Jr., redeemed 10 million LGM units in exchange for 10 million shares of the Company’s Class A common stock. As of March 31, 2026, it is not probable that the Company will utilize the related tax benefits created by the exchange. Thus, no TRA liability has been recorded on the condensed consolidated balance sheet as of March 31, 2026.

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a schedule by years of future repurchase contingencies under the leases as of March 31, 2026:

Fiscal Year	Amount
Remainder of 2026	$15,021
2027	20,235
2028	4,550
2029	5,112
2030	2,641
Thereafter	—
$47,559

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

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock at a par value of $0.0001 per share. As of March 31, 2026 there were 25,000 shares Series A preferred issued and outstanding. The Series A Certificate of Designation and the Series B Certificate of Designation, as amended, authorize 25,000 shares and 29,737 shares to be issued, respectively. There were no shares of Series B preferred issued and outstanding as of March 31, 2026, as all outstanding shares converted to shares of the Company’s Class A Common Stock on December 31, 2025.

Issuance of Series A Preferred Temporary Equity and Warrants

On March 4, 2024, the Company entered into a securities purchase agreement with EnTrust Emerald (Cayman) LP (a related party of the Company through its affiliation with EGA Sponsor) pursuant to which the Company agreed to issue and sell to EnTrust Emerald (Cayman) LP 25,000 shares of Series A non-convertible redeemable preferred stock ("Series A Preferred Stock"), par value $0.0001 per share, with an initial stated value of $1 (one-thousand dollars) per share.

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

must declare and pay at least 43% of the dividends in cash, and with respect to each subsequent Dividend Payment Date, the Company must pay 100% of the dividends in cash.

We have recorded both an accretion of dividends payable of $1,155 on Series A Preferred Stock for the three months ended March 31, 2026, which equates to $46.20 per share, as well as amortization of discount of $274 and $345 for the three months ended March 31, 2026 and 2025, respectively. These amounts are recorded as an accretion to temporary equity and a reduction in the accumulated deficit within the condensed consolidated statements of shareholders' equity (deficit) and temporary equity (unaudited).

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

The Series A Preferred Stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, all 25,000 shares of Series A Preferred Stock subject to possible redemption are presented within temporary equity on the condensed consolidated statements of shareholders' equity (deficit) and temporary equity (unaudited).

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

Issuance of Series B Preferred Temporary Equity and Warrants

On August 8, 2024, the Company entered into a Securities Purchase Agreement (the “Agreement”) with EnTrust Emerald (Cayman) LP, a Cayman Islands limited partnership (“EnTrust”), and the EGA Sponsor (collectively with EnTrust, the “Purchasers”) (related parties of the Company through its affiliation with EGA Sponsor), pursuant to which the Company agreed to issue and sell to the Purchasers an aggregate of 25,510 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), and Series B Penny Warrants to purchase, in the aggregate, up to 5,000,000 shares of the Company’s Class A Common Stock. The Company issued 20,408 shares of Series B Preferred Stock and a Series B Penny Warrant to purchase up to 4,000,000 shares of Common Stock to EnTrust on the Initial Closing Date and received gross proceeds of approximately $20.4 million. Pursuant to and subject to the terms and conditions of the Agreement, on August 14, 2024 (the "Subsequent Closing Date"), the Company (i) issued the

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

remaining 5,102 shares of Series B Preferred Stock and a Series B Penny Warrant to purchase up to 1,000,000 shares of Class A Common Stock to EG Sponsor and (ii) received additional gross proceeds of approximately $5.1 million on the Subsequent Closing Date.

On March 21, 2025, the Company and EGA Sponsor entered into a Securities Purchase Agreement whereby they cancelled the EGA Sponsor Note in exchange for 4,227 shares of the Company's Series B Preferred Stock and warrants to purchase up to 1,268,100 shares of the Company's Class A Common Stock. The number of shares of Series B Preferred Stock was determined by dividing the principal and accrued interest outstanding under the December 2023 Promissory Note by $1,000. There was approximately $4,227 in principal and accrued interest outstanding under the EGA Sponsor Note, which resulted in the issuance of 4,227 shares of Series B Preferred Stock. The warrants have an exercise price of $0.01 per share and are exercisable until the fifth anniversary of their issuance. The cancellation of the EGA Sponsor Note resulted in a loss on extinguishment of debt of $4,161 for the three months ended March 31, 2025.

Except as otherwise required by the General Corporation Law of the State of Delaware (the “DGCL”), other applicable law, the Company’s Certificate of Incorporation, or the Series B Certificate of Designation, holders of Series B Preferred Stock were not entitled to any vote on matters submitted to the Company’s stockholders for approval. In any case in which the holders of Series B Preferred Stock would have been entitled to vote pursuant to the DGCL, other applicable law, the Company’s Certificate of Incorporation, or the Series B Certificate of Designation, each holder was entitled to one vote with respect to such matter per share of Series B Preferred Stock.

Each share of Series B Preferred Stock accrued dividends on a daily basis in arrears beginning on the Initial Issue Date at the applicable dividend rate then in effect (the “Dividend Rate”). From and after the Initial Issue Date, the Dividend Rate for Series B Preferred Stock was 12.00% per annum. From and after February 1, 2025 until July 31, 2025, the Dividend Rate for Series B Preferred Stock was 16.00% per annum. From and after August 1, 2025, the Dividend Rate for Series B Preferred Stock was 20.00% per annum.

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Class A Common Stock

The Company is authorized to issue 200,000,000 shares of Class A Common Stock at a par value of $0.0001 per share. As of March 31, 2026, there were 45,191,760 shares of Class A Common Stock issued and outstanding.

Class B Common Stock

The Company is authorized to issue 100,000,000 shares of Class B Common Stock at a par value of $0.0001 per share. As of December 31, 2025, there were 59,930,000 shares of Class B Common Stock issued and outstanding. On February 18, 2026, 10,000,000 shares of Class B Common Stock were repurchased and retired by the Company pursuant to the conversion of 10,000,000 LGM Common Units. As of March 31, 2026, there were 49,930,000 shares of Class B Common Stock issued and outstanding. The holders of the Class B Common Stock hold an equal number of LGM Common Units. Beginning on the first anniversary of the Closing Date, the LGM Common Units may be redeemed for either one share of Class A Common Stock or cash, at the election of the Board. For each LGM Common Unit that is redeemed, one Class B Common Stock share will be automatically cancelled.

Redeemable Noncontrolling Interest

The redeemable noncontrolling interest relates to the 49,930,000 LGM Common Units held by the Class B Common Stockholders. On the Closing Date of the Merger, the redeemable noncontrolling interest of the initially outstanding 59,930,000 LGM Common Units was established and calculated as the product of its ownership percentage in the Company on the Closing Date, and the carrying value of the LGM net liabilities immediately prior to the Closing Date. This resulted in a negative initial carrying value of $35,525 at December 31, 2023, presented within temporary equity on the condensed consolidated statements of shareholders' equity (deficit) and temporary equity (unaudited).

The redeemable noncontrolling interest was not redeemable until the one year anniversary date of the Closing Date, or December 27, 2024; however, as of its establishment on the Closing Date, the Company determined that the likelihood of it becoming redeemable was "probable" because the future redemption only depended on the passage of time. Therefore, the subsequent measurement of the redeemable noncontrolling interest at each reporting date is determined as the higher of (1) the initial carrying value, increased or decreased for the redeemable noncontrolling interest's share of net income or loss, or (2) the redemption value. If the exchange of Class B Common Stock were to be settled in cash, the redemption value would be based on the volume-weighted average price (VWAP) of the Company's Class A Common Stock over the ten most recent trading days preceding the redemption date. In determining the measurement method of redemption value in periods in which the noncontrolling interest is not currently redeemable, the Company elected to accrete changes in the redemption value over the period from the date of issuance (the Closing Date) to the earliest redemption date (December 27, 2024) of the instrument using the interest method. Changes in the redemption value are considered to be changes in accounting estimates

As of March 31, 2026 and December 31, 2025, the Company held a 48% and 34% common interest, respectively, in LGM Common Units, the increase being due to the redemption of 10,000,000 LGM Units as part of their conversion to Class A Common Stock shares in February 2026. The Company is considered the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 25% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership.

The net loss attributable to the redeemable noncontrolling interest for the three months ended March 31, 2026 and 2025 was $7,899 and $17,558, respectively.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The change in the carrying value of the redeemable noncontrolling interest for the three months ended March 31, 2026 was as follows:

Balance as of December 31, 2025	$213,411
Net loss attributable to redeemable noncontrolling interest	(7,899)
Effect of Class B Common Stock Redemption	(34,595)
Change in redemption value of redeemable noncontrolling interest	(58,224)
Balance as of March 31, 2026	$112,693

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

Common Stock Liquidation

Upon the Company's voluntary or involuntary liquidation or dissolution, the holders of Class A Common Stock are entitled to the par value, and the holders of Class A Common Stock will then be entitled to share ratably in those assets that are legally available for distribution to stockholders after payment of liabilities and subject to the prior rights of any holders of preferred stock then outstanding. Other than the par value, the holders of Class B Common Stock will not have any right to receive a distribution upon a liquidation or dissolution of the Company.

Treasury Stock

On December 26, 2023, the underwriter of our initial public offering (the “IPO”) purchased 75,000 shares of EGA Class A common stock on behalf of the Company. The shares were purchased by the underwriter from a public stockholder that elected to reverse its redemption of 75,000 shares of EGA Class A common stock. The shares were purchased for a total purchase price of $818 ($10.90 per share) and the underwriter received reimbursement of $800 from EGA’s Trust Account on December 27, 2023, as well as reimbursement for the remaining $18 from the Company on January 2, 2024. Simultaneously with the closing of the Merger, the 75,000 shares of EGA Class A common stock were automatically exchanged for shares of Class A Common Stock and 73,600 shares (out of the above-mentioned 75,000 shares) were granted to employees of the Company as compensation for services provided (the grant date for the 73,600 shares was determined to be December 27, 2023). The shares of flyExclusive Class A Common Stock were fully vested upon grant. As of December 31, 2023, all 75,000 shares were still legally considered to be owned by the underwriter. On January 2, 2024, the 75,000 shares were transferred from the underwriter to the Company, at which time the Company became the owner of record. On January 9, 2024, 73,600 shares were transferred from flyExclusive, Inc.’s ownership to the employee grantees and these 73,600 shares all had flyExclusive employees listed as the owners of record. The 1,400 shares of Class A Common Stock not issued to employees were still held by the Company and classified as treasury stock as of March 31, 2026.

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

Sales Agreement

On January 9, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Lucid Capital Markets, LLC, as representative of the several underwriters named therein (“Lucid”). Pursuant to the Underwriting Agreement, the Company agreed to sell 2,255,639 shares of the Company’s Class A Common Stock to Lucid at a public offering price of $6.65 per share, less underwriting discounts and commissions.

On February 10, 2026, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Lucid pursuant to which the Company may offer and sell shares of the Company’s Class A Common Stock from time to time, to or through Lucid, acting as sales agent or principal. In connection with the entry into the ATM Agreement, the Company and Lucid amended the Underwriting Agreement to terminate Lucid’s 45-day over-allotment option to purchase up to an additional 222,833 shares of the Company’s Class A Common Stock.

The offer and sale of shares of Common Stock through the Agent will be made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-287720), which was declared effective by the Securities and Exchange Commission (the “SEC”) on June 30, 2025, and a related prospectus supplement filed with the SEC on March 13, 2026 pursuant to Rule 424(b) under the Securities Act of 1933, as amended. Pursuant to the prospectus supplement, the Company may offer and sell up to a maximum of $100 million of shares of Common Stock under the ATM Agreement.

Noncontrolling Interest

The Company held a controlling interest in several entities that are not wholly-owned as described above (see Note 6, "Variable Interest Entities") and net income or net loss of such entities is allocated on a straight percentage basis based on the given terms of each entity’s operating agreement (see percentage below). Net income (loss) attributable to noncontrolling interests for the three months ended March 31, 2026 and 2025 was $1,030 and $(40), respectively.

As of March 31, 2026, the noncontrolling interests in the Company’s consolidated entities consist of the following:

Entities - Major Owner	Noncontrolling Interest	Company Ownership	Total
Entities 1-4	99%	1%	100%
Entity 5	95%	5%	100%
Entity 6	92%	8%	100%
Entity 7	77%	23%	100%
Entity 8	75%	25%	100%
Entity 9	70%	30%	100%
Entity 10	68%	32%	100%
Entity 11	67%	33%	100%

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of December 31, 2025, the noncontrolling interests in the Company’s consolidated entities were comprised of the following:

Entities - Major Owner	Noncontrolling Interest	Company Ownership	Total
Entities 1-3	99%	1%	100%
Entity 4	95%	5%	100%
Entity 5	92%	8%	100%
Entity 6	88%	12%	100%
Entity 7	77%	23%	100%
Entity 8	75%	25%	100%
Entity 9	70%	30%	100%
Entity 10	68%	32%	100%
Entity 11	67%	33%	100%

24.
Subsequent Events

We evaluated subsequent events through the issuance date of these financial statements in Form 10-Q. No material subsequent events were identified that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included elsewhere in this Report. Management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” "anticipate,” "estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify these forward-looking statements. These forward-looking statements are subject to risks and uncertainties including those under "Cautionary Note Regarding Forward-Looking Statements" and Item 1A "Risk Factors" elsewhere in this Report and “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the filing date of this Report.

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

On March 6, 2026, the Company and Volato entered into a Fifth Amendment to the Aircraft Management Services Agreement (the “Fifth Amendment”). Among other things, the Fifth Amendment (i) amended and restated Section 4(f) of the Volato Agreement to establish reciprocal asset options permitting either party, subject to stated conditions, to cause the purchase and sale of designated “Vaunt” or “Non‑Vaunt” assets pursuant to an asset purchase agreement in the form attached as Exhibit A thereto; (ii) provides that the Volato Option may be exercised by Volato Group up to two times in the aggregate, provided that the aggregate purchase price payable for all exercises of the Volato Option will equal and not exceed $2,000,000 (the “Total Purchase Price”), payable in cash, in shares of the Company’s Class A Common Stock valued at volume-weighted average price as of the effective date of the applicable asset purchase agreement, or a combination thereof, at the Company’s discretion; and (iii) includes registration‑rights requiring the Company, if it issues shares of its Class A Common Stock as consideration, to file within 30 days and use commercially reasonable efforts to cause to become effective a registration statement covering the resale of any such shares and to maintain effectiveness until the shares are freely resalable, together with related listing undertakings.

On March 6, 2026, Volato exercised a portion of the Volato Option, and the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Volato and its wholly owned subsidiaries Volato, Inc. and Fly Vaunt, LLC. Pursuant to the Purchase Agreement, the Company agreed to purchase from Volato, and Volato agreed to sell to the Company, certain assets designated as the “Non-Vaunt Assets” (the “Acquired Assets”). The Acquired Assets include, among other things, the Mission Control private aviation operation software and other specified tangible and intangible property listed on Schedule 1.1(a), certain books and records, intellectual property and related rights listed on Schedule 1.1(d) (including specified copyrights, trademarks, patent applications and related goodwill), certain permits and other rights, and associated goodwill. Assets excluded from the Purchase Agreement include cash and cash equivalents, bank accounts and other excluded assets described in Section 1.3 of the Purchase Agreement.

The aggregate purchase price was $1,333,333, which the Company paid in 451,901 shares of its Class A Common Stock based on a volume-weighted average price of $2.9505 per share as of the Closing Date, as calculated pursuant to the terms of the Purchase Agreement. Pursuant to the Amendment, each of the Company and Volato retains the right to exercise the Asset Options again to purchase any assets not covered by Volato exercise of the Volato Option for an aggregate purchase price of up to $666,667, which is the balance of the Total Purchase Price less the $1,333,333 purchase price per the Purchase Agreement.

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

Wheels Up (“WUP”) Termination

On June 30, 2023, we served WUP a Notice of Termination of the parties’ Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021 (the “GRP Agreement”). As a result of the termination, the GRP program did not generate revenue following the date of the GRP Agreement’s termination, which had a material impact on the financial statements for the year ended December 31, 2023. For some time prior to the termination of the GRP Agreement we were planning, for the strategic reasons of avoiding excessive reliance on a single customer and shifting towards focusing on wholesale and contractual retail customers, to scale down business with WUP, and we had already reflected scaled down revenue accordingly in our publicly disclosed projections. However, the termination of the GRP Agreement will have a material impact on the financial statements beyond 2023 until we are able to successfully effectuate this planned strategic shift and replace the revenue lost from the termination of the GRP Agreement. Additionally, as of June 27, 2023, WUP accounted for $15.7 million in receivables, which was a significant majority of total receivables at that time. When the agreement with WUP was terminated on June 30, 2023 the receivable balances were eliminated, as allowable under relevant accounting standards, by being applied against existing deposits held under the GRP Agreement. The GRP Agreement provided for an orderly draw down period of the designated aircraft at a maximum of two aircraft per month. The Company submitted a bill for monies due under the GRP Agreement during the draw down period through July 31, 2024. Billed but unrecorded amounts through March 31, 2026 totaled $59.0 million.

See the section entitled “Risk Factors — Risks Relating to Our Business and Industry - “On June 30, 2023, we terminated our agreement with Wheels Up that accounted for a significant portion of our total revenues for the years ended December 31, 2022 and 2023. Such termination could have an adverse effect on our business, results of operations, and financial condition if we fail to materially replace the revenue derived from Wheels Up moving forward as expected” in our Annual Report on Form 10-K for the year ended December 31, 2025 and Note 22 "Commitments and Contingencies" of the notes to the condensed consolidated financial statements (unaudited) included elsewhere in this Report, for more information on the WUP termination.

Fleet Modernization

During the fourth quarter of 2023, we began the process of modernizing our fleet. Our plan is to sell a portion of our fleet that is older and replace those aircraft with newer models, which will grant our customers access to newer aircraft. In connection with this effort, through the three months ended March 31, 2026, we recorded a portion of the fleet as being held for sale. We expect the fleet modernization to continue through fiscal 2026 and do not anticipate a material decline to revenue as we will replace sold models with the newer aircraft which offer increased availability and operating efficiency.

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

As of March 31, 2026, we had applied for $9.5 million and received $9.0 million of ERC. Our legal counsel has issued a legal opinion that we, more likely than not, qualified for the ERC. However, it remains uncertain whether we meet the qualifications required to receive the ERC. Therefore, the balance was included in accrued expenses and other current liabilities in the consolidated balance sheets should we be required to potentially repay the ERC.

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

The following table reconciles Adjusted EBITDA and Adjusted EBITDAR to net loss, the most directly comparable U.S. GAAP measure (in thousands):

	Three Months Ended March 31,
	2026	2025
Net loss	$(13,372)	$(23,047)
Add (deduct):
Interest income	(176)	(703)
Interest expense	5,289	5,388
Income tax expense/benefit	3	—
Depreciation and amortization	5,184	6,251
Litigation costs (1)	94	140
Acquisition costs (2)	529	386
Equity-based compensation	2,234	1,064
Non-cash loss on assets held for sale (3)	—	197
Realized losses due to fleet modernization (4)	1,592	291
Loss on extinguishment of debt	—	4,161
Change in fair value of warrant liabilities	(1,223)	(569)
SOX control remediation	31	85
Adjusted EBITDA	185	(6,356)
Aircraft lease costs	4,262	5,345
Adjusted EBITDAR	$4,447	$(1,011)

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

The following table summarizes our key operating metrics:

	As of
	March 31,
	2026	2025
Ending aircraft on certificate	80	96
Aircraft operated under the Volato Agreement	—	6
Total aircraft operated	80	102

	Three Months Ended March 31,
	2026	2025
Members contributing to revenues*	1,039	1,023
Active members	684	713
Average aircraft on certificate	81	100
Aircraft contributing to revenues	77	80
Total flight hours	18,537	17,333
Total hours per aircraft	228	173
Members per aircraft*	13.5	12.8

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

Members per aircraft

We define members per aircraft as members contributing to revenues divided by aircraft contributing to revenues. We use members per aircraft to control the customer experience through the management of our customer to aircraft ratio. For the three months ended March 31, 2026, 97.8% of our customers were fulfilled on our fleet without the potential high-cost of reliance of third parties to meet demand. An optimal customer to aircraft ratio allows us to gain a competitive advantage by having sufficient aircraft available to meet member demand and be flexible to backfill unused aircraft for wholesale use.

Components of Results of Our Operations

The key components of our results of operations include:

Revenue

We derive revenue from charter flights, which include our jet club, fractional programs, wholesale, and retail. We also derive revenue from our MRO services.

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

Results of Operations

Results of Our Operations for the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025.

The following table sets forth our results of operations for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2026	2025	$	%
Revenue	$96,350	$88,125	$8,225	9.3%
Costs and expenses
Cost of revenue	77,259	76,825	434	0.6%
Selling, general and administrative	22,713	20,990	1,723	8.2%
Depreciation and amortization	5,184	6,251	(1,067)	(17.1)%
(Gain) loss on aircraft sales and aircraft held for sale	820	(1,205)	2,025	(168.0)%
Total costs and expenses	105,976	102,861	3,115	3.0%
Loss from operations	(9,626)	(14,736)	5,110	(34.7)%
Other income (expense)
Interest income	176	703	(527)	(75.0)%
Interest expense	(5,289)	(5,388)	99	(1.8)%
Loss on lease termination	(286)	38	(324)	100.0%
Change in fair value of warrant liabilities	1,223	569	654	114.9%
Loss on extinguishment of debt	—	(4,161)	4,161	(100.0)%
Other income (expense)	433	(72)	505	(701.4)%
Total other expense, net	(3,743)	(8,311)	4,568	(55.0)%
Loss before income taxes	(13,369)	(23,047)	9,678	(42.0)%
Income tax expense	3	—	3	100.0%
Net loss	(13,372)	(23,047)	9,675	(42.0)%
Less: Net loss attributable to redeemable noncontrolling interests	(7,899)	(17,558)	9,659	(55.0)%
Less: Net loss attributable to noncontrolling interests	1,030	(40)	1,070	(2675.0)%
Net loss attributable to flyExclusive, Inc.	$(6,503)	$(5,449)	$(1,054)	19.3%

Revenue

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
Jet club and charter	$83,110	$76,998	$6,112	7.9%
Fractional ownership	10,897	8,601	2,296	26.7%
Maintenance, repair, and overhaul	2,008	1,761	247	14.0%
Aircraft management services	335	765	(430)	(56.2)%
Total revenue	$96,350	$88,125	$8,225	9.3%

Jet club and charter revenue increased by $6.1 million, or 7.9%, to $83.1 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was attributable to the 3.9% increase in Jet club and charter flight hours and 3.8% increase in effective hourly rates during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Fractional ownership revenue increased by $2.3 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to fractional membership growth.

Maintenance, repair, and overhaul revenue increased by $0.2 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to an increase in external services for outside customers.

Aircraft management services revenue decreased by $0.4 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 ,as a result of the Company providing certain aircraft management services to a lower number of aircraft owners under the Volato Agreement, which was entered into in September 2024.

We expect our revenue to increase over time as a result of adding aircraft to our fleet and forecasted membership growth.

Costs and expense

Cost of revenue

Cost of revenue increased by $0.4 million, or 0.6%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to:

-
An increase of $2.4 million in fuel expense;
-
An increase of $0.8 million for aircraft operations expense
-
An increase of $0.5 million for affiliate lift expense;
-
A decrease of $2.1 million for repairs and maintenance expense; and
-
A decrease of $1.3 million in lease expense.

While expenses increased, the gross margin improved when compared to revenue for the respective periods, primarily as a result of the realization of benefits associated with the Company's fleet modernization efforts.

Selling, general and administrative

Selling, general and administrative expenses increased by $1.7 million, or 8.2%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in selling, general and administrative expenses was primarily attributable to:

-
An increase of $1.2 million in personnel expenses; and
-
An increase of $0.6 million in professional fees, advertising and marketing costs.

These increases in expenses are in line with the increase in revenue for the period.

Depreciation and amortization

Depreciation and amortization expenses decreased by $1.1 million, or 17.1%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease was primarily due to a decrease in depreciation expense resulting from a decrease in owned aircraft.

(Gain) loss on aircraft sales and aircraft held for sale

(Gain) loss on aircraft sales and aircraft held for sale changed by $2.0 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, as a result of a less favorable environment for selling aircraft for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Other income (expense)

Interest income

Interest income decreased by $0.5 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily as a result of a decrease in interest income from U.S. Treasury Bills as well as sales of investment securities during 2025.

Gain (Loss) on lease termination

The (loss) on lease termination increased by $0.3 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to increased impairment on leasehold improvements during the current period.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities changed by $0.7 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to changes in the observable inputs such as the trading price of our Class A Common Stock, by which the Public Warrants and Private Placement Warrants are valued.

Loss on extinguishment of debt

The loss on extinguishment of debt decreased by $4.2 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 as a result of the exchange of the EGA Sponsor Note for additional shares of Series B Preferred Stock in the first quarter of 2025.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Our principal sources of liquidity have historically consisted of financing activities, including proceeds from equity investments by our chief executive officer, Thomas James Segrave Jr., notes payable, and operating activities, primarily from the increase in deferred revenue associated with prepaid flights. As of March 31, 2026, we had $18.7 million of cash and cash equivalents. In addition, as described below, in January 2024 we entered into a senior secured note to borrow up to $25.8 million and as described below, in March 2024, we issued non-convertible redeemable Series A preferred stock that provided the Company with approximately $25.0 million of capital, and in August 2024, we issued convertible Series B preferred stock that provided the Company with approximately $25.5 million of capital. Our cash equivalents primarily consist of liquid money market funds, and our investments primarily consist of fixed-income securities including municipal issues.

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

Credit Facility (Term Loan)

In August 2018, we entered into a term loan agreement with a maximum borrowing capacity of $12.3 million. We have since entered into amended term loan agreements, which raised the maximum borrowing capacity to $15.3 million. As of March 31, 2026 we had $0 outstanding under the Credit Facility (Term Loan), and we are not exploring renewal of the term loan agreement.

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

Senior Secured Notes

In December 2023, we issued $15.7 million in principal amount of senior secured notes in a private offering. These notes were originally due on December 1, 2024, but the maturity date of the notes has been extended to January 1, 2027. The notes were issued with a stated rate of 14% and interest is payable monthly in arrears. At maturity, the full principal amount will be due, along with any accrued unpaid interest. The Company used the $15.7 million to fund aircraft purchases.

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

The Senior Secured Note covers borrowings of an aggregate principal amount of up to approximately $25.8 million, up to $25.0 million of which is to finance the purchase or refinancing of aircraft relating to the Company’s fractional ownership program (the “Revolving Loan”). The Senior Secured Note originally matured on January 26, 2026, which was extended to January 26, 2028 (the “Maturity Date”) pursuant to the First Amendment to the Note (discussed in more detail below), at which time the aggregate outstanding principal amount and all accrued and unpaid interest (including accrued and unpaid fees and expenses) shall be due and payable.

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

On February 16, 2026, the parties to the Senior Secured Note executed the First Amendment to the Senior Secured Note, effective as of January 26, 2026 (the “Amendment”).

The Amendment revised the Applicable Rate of interest to mean either (i) a 15.00% annual rate for any period during which the Outstanding Principal Amount equals or exceeds $12,500,000, or (ii) a 13.00% annual rate for any period during which the Outstanding Principal Amount is less than $12,500,000.

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

March 2024 Non-Convertible Redeemable Preferred Stock

On March 4, 2024 (the “Effective Date” or the “Initial Issue Date”), the Company entered into a Securities Purchase Agreement (the “Agreement”) with EnTrust Emerald (Cayman) LP, a Cayman Islands limited partnership (the “Purchaser”), pursuant to which the Company agreed to issue and sell to the Purchaser 25,000 shares of Series A Non-Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), at a purchase price of $1,000 per share and a warrant (the “Warrant”) to purchase shares of the Company’s Class A Common Stock. The transaction closed on the Effective Date and provided the Company approximately $25 million of capital.

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

August 2024 Convertible Preferred Stock

On August 8, 2024 the Company entered into a Securities Purchase Agreement (the “Agreement”) with EnTrust Emerald (Cayman) LP, a Cayman Islands limited partnership (“EnTrust”), and the EGA Sponsor (collectively with EnTrust, the “Purchasers”) (related parties of the Company through its affiliation with the EGA Sponsor), pursuant to which the Company agreed to issue and sell to the Purchasers an aggregate of 25,510 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), and Series B Penny Warrants to purchase, in the aggregate, up to 5,000,000 shares of the Company’s Class A Common Stock. The Company issued 20,408 shares of Series B Preferred Stock and a Series B Penny Warrant to purchase up to 4,000,000 shares of Common Stock to EnTrust on the Initial Closing Date and received gross proceeds of approximately $20.4 million. Pursuant to and subject to the terms and conditions of the Agreement, on August 14, 2024 (the "Subsequent Closing Date"), the Company (i) issued the remaining 5,102 shares of Series B Preferred Stock and a Warrant to purchase up to 1,000,000 shares of Common Stock to EG Sponsor and received additional gross proceeds of approximately $5.1 million. All of the shares of Series B Preferred Stock, including those issued in March 2025 (see below) converted pursuant to its terms into 10,394,088 shares of the Company’s Class A Common Stock on December 31, 2025.

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

All outstanding shares of Series B Preferred Stock, including those issued in August 2024 and March 2025, automatically converted into 10,394,088 shares of the Company’s Class A Common Stock on December 31, 2025 (the “Automatic Conversion Date”) at a conversion price of $5.00 (“Conversion Price”). As the VWAP on the Trading Day (each as defined in the Series B Certificate of Designation) immediately preceding the Automatic Conversion Date was less than the Conversion Price, the Conversion Rate (as defined in the Series B Certificate of Designation) with respect to each share of Series B Preferred Stock was increased by the requisite number of shares of Class A Common Stock such that the value of the shares of Class A Common Stock issuable in respect of the initial stated value of each share of Series B Preferred Stock equals $1,000.00.

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

We currently anticipate that cash required for expenditures for the 12 months after the date of this Report is approximately $149.0 million, which includes accounts payable of $37.4 million, other current liabilities of $35.4 million, short-term notes payable of $7.4 million, long-term notes payable - related party, current portion of $21.0 million, long-term notes payable, current portion of $25.7 million and non-cancellable lease payments of $22.1 million. We plan to refinance contractual principal payments that comprise the short-term debt liability as they become due. As stated above, we have maintained a positive relationship with our debtholders and have not historically had any difficulty refinancing our debt obligations. Based on our historical experience and the fact that we have not suffered any decline in creditworthiness, we expect that our cash on hand and cash earnings will enable us to secure the necessary refinancing. The accounts payable, accrued expenses, and lease liabilities will be settled using a combination of cash generated by operations, sale of investments, and incremental borrowing activity, if necessary.

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Item 1A, "Risk Factors — Risks Related to Our Business and Industry," as described in our Annual Report on Form 10-K for the year ended December 31, 2025.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(617)	$(10,464)
Investing activities	(14,874)	66,140
Financing activities	4,804	(72,621)
Net increase (decrease) in cash and cash equivalents	$(10,687)	$(16,945)

Net cash flows from operating activities

Net cash used in operating activities for the three months ended March 31, 2026 was $0.6 million, resulting from our net loss of $13.4 million, adjusted for $5.2 million of depreciation and amortization, $5.0 million in non-cash rent expense, $0.8 million loss on aircraft sales and aircraft held for sale, $1.2 million change in fair value of warrant liabilities, $1.6 million of stock based compensation, and a $0.2 million decrease from net changes in operating assets and liabilities. The $0.2 million outflow from operating assets and liabilities is primarily due to a $1.0 million decrease in amounts due from related parties, a $0.7 million decrease in other receivables, a $0.8 million decrease from prepaid and other current assets, a $4.9 million decrease from operating lease liabilities, a $1.1 million decrease in other current liabilities, and $7.1 million decrease from deferred revenue, partially offset by a $6.9 million increase in accounts payable, a $6.3 million increase in other non-current liabilities, and a $3.2 million increase in notes receivable - related parties.

Net cash used in operating activities for the three months ended March 31, 2025 was $10.5 million, resulting from our net loss of $23,047, $6.3 million of depreciation and amortization, $0.6 million in non-cash interest income, $1.5 million in non-cash interest expense, $5.6 million in non-cash rent expense, $4.2 million loss on extinguishment of debt, $1.1 million of stock based compensation and $3.9 million decrease from net changes in operating assets and liabilities, partially offset by $1.2 million gain on assets held for sale, $0.3 million change in the fair value of private placement warrant liability, and $0.2 million change in the fair value of public warrant liability. The $3.9 million outflow from operating assets and liabilities is primarily due to a $0.6 million decrease from accounts receivable, $5.3 million decrease from operating lease liabilities, $2.4 million decrease from other current liabilities and $2.2 million decrease from deferred revenue, partially offset by a $0.5 million increase from prepaid and other current assets, $3.3 million increase from accounts payable, $2.9 million increase in other non-current liabilities and $0.5 million increase in amounts due from related parties.

Net cash flows from investing activities

Net cash used in investing activities for the three months ended March 31, 2026 was $14.9 million, primarily due to purchases of property and equipment of $13.7 million, purchases of engine overhauls of $8.1 million, and purchases of investments of $4.8 million. Partially offsetting the increase in net cash used in investing activities were proceeds from the sale of property and equipment of $8.3 million and proceeds from the sale of investments of $3.9 million.

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

Net cash flows from financing activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $4.8 million, resulting primarily from $8.7 million in proceeds from the issuance of debt, and $17.1 million in proceeds from the issuance of equity. Partially offsetting the increase in net cash provided by financing activities was repayment of debt of $19.6 million, and repayment of finance lease of $1.3 million.

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

Contractual Obligations, Commitments and Contingencies

Our principal commitments consist of contractual cash obligations under our borrowings with banks, and operating leases for certain controlled aircraft, corporate headquarters, and operational facilities, including aircraft hangars. Our obligations under our borrowing arrangements are described in Note 15 "Debt" and for further information on our leases, see Note 16 "Leases" of the accompanying condensed consolidated financial statements (unaudited) included elsewhere in this Report.

From time to time, we are involved in various litigation matters arising in the ordinary course of business. We believe that we have meritorious arguments in our current litigation matters and that any outcome, either individually or in the aggregate, will not be material to our financial position or results of operations.

Critical Accounting Policies and Estimates

There were no significant changes to the Company's critical accounting policies during the three months ended March 31, 2026 as compared with those disclosed within Part II, Item 7 — “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2025, aside from those included below:

Public Warrants, Private Warrants and Penny Warrants

As of March 31, 2026, the Company has the following warrants issued, (i) the Public Warrants initially included in the EGA units issued in EGA's initial public offering, (ii) the warrants of EGA held by EG Sponsor LLC (the “EGA Sponsor”) that were issued to the EGA Sponsor at the closing of EGA's initial public offering (the "Private Placement Warrants,"), (iii) warrants issued on March 4, 2024 in connection with the Series A Preferred Stock offering as described within Note 23 "Stockholders’ Equity (Deficit), Temporary

Equity and Noncontrolling Interests" (the "Series A Penny Warrants"), and (iv) warrants issued on August 8, 2024, August 14, 2024, and March 21, 2025 in connection with the August 2024 and March 2025 Series B Preferred Stock offerings and the March 2025 note conversion as described within Note 23 "Stockholders' Equity (Deficit), Temporary Equity and Noncontrolling Interests" (the "Series B Penny Warrants," together with the Series A Penny Warrants, the "Penny Warrants," and together with the Public Warrants, the Private Placement Warrants and the Series A Penny Warrants, the "Warrants").

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

Temporary Equity

The Company accounts for its common and preferred stock subject to possible redemption in accordance with the guidance in ASC 480. Common and preferred stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common and preferred stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Series A Preferred Stock and Series B Preferred Stock (as defined within Note 23 "Stockholders’ Equity (Deficit), Temporary Equity and Noncontrolling Interests") feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. All shares of our Series B Preferred Stock converted into shares of our Class A Common Stock on December 31, 2025. Accordingly, 25,000 shares of Series A Preferred Stock and 0 shares of Series B Preferred Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet at March 31, 2026.

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

We have chosen to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of SOX, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (United States) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. We may remain an “emerging growth company” until the last day of the fiscal year following the fifth anniversary of the completion of our IPO, which will be December 23, 2028. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenue equals or exceeds $1.235 billion, or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an “emerging growth company” prior to the end of such five-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of operating our business, we are exposed to market risks. Market risk represents the risk of loss that may impact our financial position or results of operations due to adverse changes in financial market prices and rates. Our principal market risks are related to interest rates and aircraft fuel costs. There have not been any material changes to the market risks described in Part II, Item 7A — “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation, we concluded that, at the end of the period covered by this Report, our disclosure controls and procedures were not effective due to material weaknesses in the Company’s internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2025.

Changes in Internal Control Over Financial Reporting

Except for the continuing remediation efforts previously reported in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 22 "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this Report for a description of legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 6, 2026, we issued 451,901 shares of our Class A Common Stock as consideration for the purchase price of assets from Volato Group, Inc. These shares were offered and sold in reliance upon an exemption from the registration requirements under Section 4(a)(2) under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We did not make any purchases of our common stock during the three months ended March 31, 2026, which is the first quarter of our fiscal year.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Insider Trading Arrangements - During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION	FILED HEREWITH	FORM	EXHIBIT	FILING DATE

1.1	Underwriting Agreement, dated January 9, 2026, by and among the Company and Lucid Capital Markets, LLC.		8-K	1.1	1/9/2026

1.2	Amendment No. 1 to Underwriting Agreement dated February 10, 2026.		8-K	10.1	2/10/2026
1.3	At the Market Offering Agreement, dated February 10, 2026, by and between flyExclusive, Inc. and Lucid Capital Markets, LLC.		8-K	1.1	2/10/2026

10.1	Amendment No. 3 dated January 13, 2026, to Amended and Restated Agreement and Plan of Merger and Reorganization, dated May 6, 2025, by and among flyExclusive, Inc., FlyX MergerSub, Inc., Jet.AI Inc. and Jet.AI SpinCo, Inc.		8-K	10.1	1/14/2026

10.2	Amendment No. 4 dated February 11, 2026, to Amended and Restated Agreement and Plan of Merger and Reorganization, dated May 6, 2025, by and among flyExclusive, Inc., FlyX MergerSub, Inc., Jet.AI Inc. and Jet.AI SpinCo, Inc.		8-K	10.1	2/13/2026

10.3	First Amendment to Senior Secured Note, dated February 16, 2026, by and among FlyExclusive JetShare, LLC, LGM Enterprises LLC, flyExclusive, Inc., ETG FE LLC, Kroll Agency Services, Limited, and Kroll Trustee Services, Limited		8-K	10.1	2/18/2026

10.4	Asset Purchase Agreement, dated March 6, 2026, by and among flyExclusive, Inc., Volato Group, Inc., Volato, Inc. and Fly Vaunt, LLC		8-K	10.1	3/12/2026

10.5	Fifth Amendment to Aircraft Management Services Agreement, dated as of March 6, 2026, by and between flyExclusive, Inc. and Volato Group, Inc.		8-K	10.2	3/12/2026

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Chief Executive Officer and the President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders' Equity (Deficit) and Temporary Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

FLYEXCLUSIVE, INC.

Dated: May 11, 2026	By:	/s/ Thomas James Segrave, Jr.
	Name:	Thomas James Segrave, Jr.
	Title:	Chief Executive Officer and Chairman

Dated: May 11, 2026	By:	/s/ Brad G. Garner
	Name:	Brad G. Garner
	Title:	Chief Financial Officer

Dated: May 11, 2026	By:	/s/ Zachary M. Nichols
	Name:	Zachary M. Nichols
	Title:	Chief Accounting Officer