Form 10-Q
period 2026-06-30
FLYEXCLUSIVE INC.
filed 2026-08-12
CIK 1843973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The Registrant had outstanding 52,151,748 shares of Class A Common Stock, par value $0.0001 per share, and 49,930,000 shares of Class B Common Stock, par value $0.0001 per share as of July 31, 2026.

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

Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this Report as well as the risks described under Item 1A - “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025, and in other documents which we file with the Securities and Exchange Commission (“SEC”). In addition, such statements could be affected by risks and uncertainties related to:

•
our ability to recognize the anticipated benefits from the recent merger between a merger subsidiary established by flyExclusive and a subsidiary of Jet.AI, Inc. (the “Jet.AI Merger”), which closed on July 13, 2026, and the final post-closing settlement of the Jet.AI Merger, including the Jet.AI net cash condition, and the relative ownership levels in and shares issued by flyExclusive in such final settlement as of the closing date, which will depend on Jet.AI's net cash as of the closing date;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

flyExclusive, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share amounts)	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$14,236	$29,340
Accounts receivable, net	5,036	3,030
Other receivables	6,803	6,235
Due from related parties, current portion	1,792	1,325
Parts and supplies inventory, net	6,496	5,068
Prepaid engine overhauls, current portion	19,184	15,601
Aircraft held for sale, current portion	—	3,421
Prepaid expenses and other current assets	9,946	10,352
Total current assets	63,493	74,372
Notes receivable, non-current portion, net	7,078	7,728
Property and equipment, net	228,281	223,730
Operating lease right-of-use assets	54,494	61,028
Finance lease right-of-use assets	34,085	26,061
Prepaid engine overhauls, non-current portion	45,942	42,694
Other non-current assets	6,010	4,383
Total assets	$439,383	$439,996
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$40,436	$30,674
Long-term notes payable, current portion	24,358	29,905
Deferred revenue, current portion	131,419	135,891
Operating lease liabilities, current portion	13,727	14,932
Finance lease liabilities, current portion	7,811	4,451
Other current liabilities	33,923	36,519
Short-term notes payable	6,917	8,537
Long-term notes payable - related party, current portion	19,467	9,041
Total current liabilities	278,058	269,950
Long-term notes payable, non-current portion	79,505	79,031
Long-term notes payable - related party, non-current portion	14,531	30,621
Operating lease liabilities, non-current portion	42,184	47,493
Finance lease liabilities, non-current portion	21,264	19,159
Deferred revenue, non-current portion	28,429	26,428
Warrant liabilities	2,995	4,444
Other non-current liabilities	55,754	47,140
Total liabilities	$522,720	$524,266

Temporary equity
Redeemable noncontrolling interest	102,058	213,411
Series A preferred stock, par value $0.0001; 25,000 shares authorized and 25,000 shares issued and outstanding	30,685	27,965
Stockholders' deficit
Class A common stock; par value $0.0001; 200,000,000 and 200,000,000 shares authorized; 46,474,856 and 31,184,738 shares issued and outstanding, respectively	5	3
Class B common stock; par value $0.0001; 100,000,000 and 100,000,000 shares authorized; 49,930,000 and 59,930,000 shares issued and outstanding, respectively	5	6
Additional paid-in capital	236,936	113,625
Accumulated deficit	(456,984)	(440,385)
Total flyExclusive stockholders’ deficit	(220,038)	(326,751)
Noncontrolling interests	3,958	1,105
Total stockholders’ deficit	(216,080)	(325,646)
Total liabilities, temporary equity and stockholders' deficit	$439,383	$439,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

flyExclusive, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share amounts)	2026	2025	2026	2025
Revenue	$111,124	$91,332	$207,474	$179,457
Costs and expenses
Cost of revenue	88,436	77,609	165,695	154,434
Selling, general and administrative	22,281	20,298	44,994	41,288
Depreciation and amortization	5,450	5,770	10,634	12,021
(Gain) loss on aircraft sales and aircraft held for sale	708	15	1,528	(1,190)
Total costs and expenses	116,875	103,692	222,851	206,553
Loss from operations	(5,751)	(12,360)	(15,377)	(27,096)
Other income (expense)
Interest income	37	236	213	939
Interest expense	(5,667)	(4,429)	(10,956)	(9,817)
Gain (loss) on lease termination	(38)	(19)	(324)	19
Change in fair value of warrant liabilities	226	212	1,449	781
Loss on extinguishment of debt	—	—	—	(4,161)
Other income (expense)	(214)	231	219	159
Total other expense, net	(5,656)	(3,769)	(9,399)	(12,080)
Loss before income taxes	(11,407)	(16,129)	(24,776)	(39,176)
Income tax expense	57	—	60	—
Net loss	(11,464)	(16,129)	(24,836)	(39,176)
Less: Net loss attributable to redeemable noncontrolling interests	(5,501)	(12,063)	(13,400)	(29,621)
Less: Net income attributable to noncontrolling interests	1,413	698	2,443	658
Net loss attributable to flyExclusive, Inc.	(7,376)	(4,764)	(13,879)	(10,213)
Add: Series A Preferred Dividends	(1,291)	(1,032)	(2,720)	(2,039)
Add: Series B Preferred Dividends	—	(1,305)	—	(2,297)
Net loss attributable to common stockholders	$(8,667)	$(7,101)	$(16,599)	$(14,549)
Basic and Diluted Loss Per Share	$(0.16)	$(0.26)	$(0.33)	$(0.55)
Weighted Average Common Shares Outstanding (Basic & Diluted)	53,865,974	27,772,428	50,025,086	26,471,721
Other comprehensive loss
Net loss attributable to flyExclusive, Inc.	$(7,376)	$(4,764)	$(13,879)	$(10,213)
Unrealized gains on available-for-sale debt securities	—	2	—	56
Reclassification adjustment for gains realized in net income	(3)	—	(3)	—
Comprehensive loss attributable to flyExclusive, Inc.	$(7,379)	$(4,762)	$(13,882)	$(10,157)

The accompanying notes are an integral part of these condensed consolidated financial statements.

flyExclusive, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Deficit) and Temporary Equity (Unaudited)

	Temporary Equity		Permanent Equity
	Redeemable noncontrolling	Series A Preferred	Class A Common stock		Class B Common stock		Additional paid-in	Accumulated other comprehensive income	Accumulated	Total fly Exclusive stockholders’ equity	Noncontrolling	Total stockholders’ equity
(in thousands, except share amounts)	interest	stock	Shares	Amount	Shares	Amount	capital	(loss)	deficit	(deficit)	Interests	(deficit)
Balances at December 31, 2025	$213,411	$27,965	31,184,738	$3	59,930,000	$6	$113,625	$—	$(440,385)	$(326,751)	$1,105	$(325,646)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	7,315	7,315
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(2,272)	(2,272)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	3	—	3	—	3
Issuance of Class A common stock pursuant to Securities Purchase Agreements	—	—	4,007,022	1	—	—	18,453	—	—	18,454	—	18,454
Accretion of Redeemable non controlling interest to redemption amount	(58,224)	—	—	—	—	—	58,224	—	—	58,224	—	58,224
Dividends payable on Series A Preferred temporary equity	—	1,155	—	—	—	—	—	—	(1,155)	(1,155)	—	(1,155)
Amortization of discount on Series A Preferred temporary equity	—	274	—	—	—	—	—	—	(274)	(274)	—	(274)
Redemption of Class B Common Stock for Class A Common Stock	(34,595)	—	10,000,000	1	(10,000,000)	(1)	34,595	—	—	34,595	—	34,595
Stock based compensation	—	—	—	—	—	—	1,631	—	—	1,631	—	1,631
Net (loss) income	(7,899)	—	—	—	—	—	—	—	(6,503)	(6,503)	1,030	(5,473)
Balances at March 31, 2026	$112,693	$29,394	45,191,760	$5	49,930,000	$5	$226,528	$3	$(448,317)	$(221,776)	$7,178	$(214,598)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	103	103
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(4,736)	(4,736)
Reclassification adjustment for realized gains on available-for-sale securities	—	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Issuance of Class A common stock pursuant to Securities Purchase Agreements	—	—	1,283,096	—	—	—	3,622	—	—	3,622	—	3,622
Accretion of Redeemable non controlling interest to redemption amount	(5,134)	—	—	—	—	—	5,134	—	—	5,134	—	5,134
Dividends payable on Series A Preferred temporary equity	—	1,094					—	—	(1,094)	(1,094)	—	(1,094)
Amortization of discount on Series A Preferred temporary equity	—	197	—	—	—	—	—	—	(197)	(197)	—	(197)
Stock based compensation	—	—					1,652	—	—	1,652	—	1,652
Net (loss) income	(5,501)	—	—	—	—	—	—	—	(7,376)	(7,376)	1,413	(5,963)
Balances at June 30, 2026	$102,058	$30,685	46,474,856	$5	49,930,000	$5	$236,936	$—	$(456,984)	$(220,038)	$3,958	$(216,080)

flyExclusive, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Deficit) and Temporary Equity (Unaudited) (continued)

	Temporary Equity			Permanent Equity
	Redeemable noncontrolling	Series A Preferred	Series B Preferred	Class A Common stock		Class B Common stock		Additional paid-in	Accumulated other comprehensive income	Accumulated	Total fly Exclusive stockholders’ equity	Noncontrolling	Total stockholders’ equity
(in thousands, except share amounts)	interest	stock	stock	Shares	Amount	Shares	Amount	capital	(loss)	deficit	(deficit)	Interests	(deficit)
Balances at December 31, 2024	$159,514	$23,799	$15,073	18,199,586	$2	59,930,000	$6	$—	$(56)	$(233,441)	$(233,489)	$23,431	$(210,058)
Contributions from non controlling interests	—	—	—	—	—	—	—	—	—	—	—	71	71
Distributions to non controlling interests	—	—	—	—	—	—	—	—	—	—	—	(9,636)	(9,636)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	—	54	—	54	—	54
Issuance of Class A common stock pursuant to Securities Purchase Agreement	—	—	—	2,000,000	—	—	—	5,800	—	—	5,800	—	5,800
Issuance of Series B Preferred stock	—	—	3,963	—	—	—	—	4,426	—	—	4,426	—	4,426
Accretion of Redeemable non controlling interest to redemption amount	50,068	—	—	—	—	—	—	(11,100)	—	(38,968)	(50,068)	—	(50,068)
Dividends payable on Series A Preferred temporary equity	—	662	—	—	—	—	—	—	—	(662)	(662)	—	(662)
Amortization of discount on Series A Preferred temporary equity	—	345	—	—	—	—	—	—	—	(345)	(345)	—	(345)
Dividends payable on Series B Preferred temporary equity	—	—	992	—	—	—	—	—	—	(992)	(992)	—	(992)
Amortization of discount on Series B Preferred temporary equity	—	—	190	—	—	—	—	(190)	—	—	(190)	—	(190)
Stock based compensation	—	—	—	—	—	—	—	1,064	—	—	1,064	—	1,064
Net loss	(17,558)	—	—	—	—	—	—	—	—	(5,449)	(5,449)	(40)	(5,489)
Balances at March 31, 2025	$192,024	$24,806	$20,218	20,199,586	$2	59,930,000	$6	$—	$(2)	$(279,857)	$(279,851)	$13,826	$(266,025)
Contributions from non controlling interests	—	—	—	—	—	—	—	—	—	—	—	1,354	1,354
Distributions to non controlling interests	—	—	—	—	—	—	—	—	—	—	—	(9,431)	(9,431)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	—	2	—	2	—	2
Accretion of Redeemable non controlling interest to redemption amount (revised)	(24,839)	—	—	—	—	—	—	24,839	—	—	24,839	—	24,839
Dividends payable on Series A Preferred temporary equity	—	758	—	—	—	—	—	—	—	(758)	(758)	—	(758)
Amortization of discount on Series A Preferred temporary equity	—	274	—	—	—	—	—	—	—	(274)	(274)	—	(274)
Dividends payable on Series B Preferred temporary equity	—	—	1,305	—	—	—	—	—	—	(1,305)	(1,305)	—	(1,305)
Dividends paid on Series B Preferred temporary equity	—	—	(360)	—	—	—	—		—	—	—	—	—
Amortization of discount on Series B Preferred temporary equity	—	—	188	—	—	—	—	(188)	—	—	(188)	—	(188)
Stock based compensation	—	—		—	—	—	—	948	—	—	948	—	948
Net loss	(12,063)	—	—	—	—	—	—	—	—	(4,764)	(4,764)	698	(4,066)
Balances at June 30, 2025	$155,122	$25,838	$21,351	$20,199,586	$2	$59,930,000	$6	$25,599	$—	$(286,958)	$(261,351)	$6,447	$(254,904)

The accompanying notes are an integral part of these condensed consolidated financial statements.

flyExclusive, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(24,836)	$(39,176)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	9,810	11,326
Amortization of finance lease right-of-use assets	824	695
Amortization of contract costs	756	754
Non-cash interest income	(25)	(634)
Non-cash interest expense	920	1,726
Non-cash rent expense	9,915	11,244
(Gain) loss on aircraft sales and aircraft held for sale	1,528	(1,190)
(Gain) loss on lease termination	324	(19)
Provision for credit losses	441	72
Provision for inventory reserve	(16)	10
Realized (gain) loss on investment securities	(3)	294
Change in fair value of private placement warrant liability	(303)	(304)
Change in fair value of public warrant liability	(177)	(177)
Change in fair value of penny warrant liability	(969)	(300)
Loss on extinguishment of debt	—	4,161
Stock-based compensation	3,283	2,013
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(2,158)	(700)
Notes receivable - related parties	3,250	1,420
Accounts receivable - related parties	(467)	—
Other receivables	(568)	(756)
Parts and supplies inventory	(1,412)	(677)
Prepaid expenses and other current assets	(350)	(2,461)
Operating lease liabilities	(9,821)	(11,034)
Other assets	(654)	(157)
Accounts payable	9,762	12,027
Other current liabilities	(2,638)	522
Deferred revenue	(2,901)	(5,154)
Other non-current liabilities	8,614	6,374
Net cash flows from operating activities	2,129	(10,101)
Cash flows from investing activities:
Capitalized development costs	76	(23)
Purchases of property and equipment	(19,123)	(4,108)
Proceeds from sales of property and equipment	15,768	31,521
Finance lease direct initial costs	(478)	(381)
Purchases of engine overhauls	(14,051)	(9,628)
Purchases of investments	(4,858)	(15,457)
Proceeds from sale of investments	4,866	80,025
Net cash flows from investing activities	(17,800)	81,949
Cash flows from financing activities:
Proceeds from issuance of debt	13,698	3,474
Repayment of debt	(29,747)	(79,407)
Proceeds from failed sale-leaseback of aircraft	4,700	—
Payment of debt issuance costs	(1,905)	(373)
Principal payments from finance leases	(2,850)	(278)
Payment of dividends, preferred stock	—	(360)
Cash contributions - noncontrolling interests	2,468	633
Cash distributions - noncontrolling interests	(6,540)	(17,212)
Proceeds from common stock issuance, net of issuance costs	20,743	—
Proceeds from preferred stock issuance, net of issuance costs	—	5,800
Net cash flows from financing activities	567	(87,723)
Net increase (decrease) in cash and cash equivalents	(15,104)	(15,875)
Cash and cash equivalents at beginning of period	29,340	31,694
Cash and cash equivalents at end of period	$14,236	$15,819
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Change in redemption value of redeemable noncontrolling interest	$63,358	$24,839
Dividends payable and amortization of discount on Class A Temporary Equity	$2,720	$2,039
Dividends payable on Class B Temporary Equity	$-	$2,315
Redemption of Class B Common Stock for Class A Common Stock	$34,596	$-
Issuances of Class A Common Stock	$1,333	$-
Transfers from prepaid engine overhaul to property and equipment	$2,413	$2,403
Transfer of fixed assets and prepaid engine overhauls to held for sale	$-	$605
Unrealized change in fair value of available-for-sale securities	$-	$56
Consideration payable to customer	$430	$-
Non-cash exchanges for non-controlling ownership interest	$5,418	$1,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in thousands, except per share amounts)

1.
Organization and Operations

Nature of the Business

flyExclusive, Inc. is a holding company that has no material assets other than its ownership in LGM Enterprises, LLC ("LGM"). flyExclusive, Inc. operates and controls all of the businesses and operations of LGM and LGM's subsidiaries. flyExclusive, Inc. and its predecessor for accounting purposes, LGM, are collectively referred to herein as “flyExclusive,” the “Company,” "we", or "us". flyExclusive is a premier owner/operator of jet aircraft and aircraft sales, with a focus on private jet charter. The Company's businesses provide separate offerings such as wholesale and retail ad hoc flights, a jet club program, partnership program, fractional program, and other services as well.

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

where redemption is not within the sole control of the Company are classified as temporary equity in the condensed consolidated balance sheets (unaudited) in accordance with Accounting Standards Codification ("ASC") 480-10-S99-3(A)(2).

Liquidity and Going Concern

During the six months ended June 30, 2026, the Company incurred net losses and has operated with a working capital deficit. To date, the Company has financed its operations primarily through a combination of operating cash flows, the sale of equity securities and convertible debt, and borrowings under loan facilities. At June 30, 2026, the Company had an accumulated deficit of $456,984 and a working capital deficit, as defined by a shortfall of current assets as compared with current liabilities, of $214,565 and $195,578 as of June 30, 2026 and December 31, 2025, respectively. The Company’s net losses were $24,836 and $39,176 for the six months ended June 30, 2026 and 2025, respectively. Net cash flows provided by (used in) operating activities were $2,129 and $(10,101) for the six months ended June 30, 2026 and 2025, respectively. The Company expects to incur operating losses in the near term as the Company advances its fleet modernization and invests in long-term cost savings initiatives.

As of June 30, 2026, the Company had cash and cash equivalents of $14,236.

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

Use of Estimates

The preparation of condensed consolidated financial statements (unaudited) in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements (unaudited) as well as the reported amounts of revenues and expenses during the reporting period. Estimates are based on several factors including the facts and circumstances available at the time the estimates are made, historical experience, risk of loss, general economic conditions and trends, and the assessment of the probable future outcome. Actual results could differ from those estimates. For a more complete description of the Company's business and accounting policies, readers are encouraged to review the Company's Form 10-K for the year ended December 31, 2025.

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

services to customers. Substantially all the Company’s long-lived assets are held in the United States, and revenue from charter aviation services is substantially earned from flights throughout the United States. See Note 4 "Segment Information" for additional disclosures.

Public Warrants, Private Warrants, and Penny Warrants

As of June 30, 2026, the following Company warrants were outstanding: (i) the Public Warrants initially included in the EGA units issued in EGA's initial public offering, (ii) the warrants of EGA held by EG Sponsor LLC (the “EGA Sponsor”) that were issued to the EGA Sponsor at the closing of EGA's initial public offering (the "Private Placement Warrants"), (iii) warrants issued on March 4, 2024 in connection with the Series A Preferred Stock offering as described within Note 22 "Stockholders’ Equity (Deficit), Temporary Equity and Noncontrolling Interests" (the "Series A Penny Warrants"), and (iv) warrants issued on August 8, 2024, August 14, 2024, and March 21, 2025 in connection with the March 2025 and August 2024 Series B Preferred Stock offerings and the March 2025 note conversion as described within Note 22 "Stockholders' Equity (Deficit), Temporary Equity and Noncontrolling Interests" (the "Series B Penny Warrants," together with the Series A Penny Warrants, the "Penny Warrants," and together with the Public Warrants, the Private Placement Warrants, and the Series A Penny Warrants, the "Warrants").

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

The Company’s Series A Penny Warrants issued alongside the Series A Preferred Stock (as defined in Note 22 "Stockholders’ Equity (Deficit), Temporary Equity and Noncontrolling Interests") represent a liability which is remeasured to fair value at each reporting period based on significant inputs not observable in the market. The fair value of the Penny Warrants is classified as a Level 3 measurement according to the fair value hierarchy described above due to the use of an unobservable input for volatility under the valuation method as described within Note 5 "Fair Value Measurements."

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

Receivables, Net of Allowance for Credit Losses

Accounts receivable are recorded at the invoiced or earned amount billed to the customers and are reported as net of an allowance for credit losses. The Company applies an incurred loss estimate to calculate the allowance for doubtful accounts. Under ASC 326, the Company maintains an allowance for credit losses and considers the level of past-due accounts based on the contractual terms of the receivables, historical write offs, and existing economic conditions, as well as its relationships with, and the economic status of individual accounts to calculate the allowance for credit losses. The estimated credit losses charged to the allowance is recorded as "selling, general and administrative" in the condensed consolidated statements of operations and comprehensive loss (unaudited). Accounts receivable are written off when deemed uncollectible based on individual credit evaluations and specific circumstances. The Company had an allowance for credit losses on accounts receivable of $80 as of both June 30, 2026 and December 31, 2025. As of June 30, 2026, two customers accounted for 15% and 10% of accounts receivable, respectively. As of December 31, 2025, two customers accounted for 19% and 13% of accounts receivable, respectively.

Notes receivable are recorded at amortized cost, and are reported as net of an allowance for credit losses. Under ASC 326, the Company maintains an allowance for credit losses based on the difference between the fair value of the collateral associated with the note, less costs to sell the asset, and the amortized cost basis of the note. The Company recognized no allowance for credit losses as of June 30, 2026 and December 31, 2025.

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

Temporary Equity

The Company accounts for its common and preferred stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Common and preferred stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common and preferred stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Series A Preferred Stock and Series B Preferred Stock (as defined within Note 22 "Stockholders’ Equity (Deficit), Temporary Equity and Noncontrolling Interests") feature certain redemption rights that are outside of our control and subject to the occurrence of uncertain future events. Accordingly, 25,000 shares of Series A Preferred Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets at June 30, 2026 and December 31, 2025. No shares of Series B Preferred Stock were outstanding after December 31, 2025, and therefore are not subject to possible redemption.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

The (gain) or loss on aircraft previously held for use as property and equipment and subsequently elected to actively market for sale is presented within the (gain) loss on aircraft sales and aircraft held for sale on the condensed consolidated statements of operations and comprehensive loss (unaudited). When a decision is made to actively market for sale, depreciation is discontinued, and aircraft held for sale is recorded at the lower of carrying value or fair value less costs to sell. We present aircraft assets held for sale at the lower of their current carrying value or their fair market value less costs to sell including $0 and $3,421 classified within “current assets” on the Company's consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively, as well as $0 classified within "non-current assets" on the Company’s condensed consolidated balance sheets (unaudited) as of June 30, 2026 and December 31, 2025, respectively. The fair values are based on observable and unobservable inputs, including market trends and conditions. The assumptions used to determine the fair value of the assets held for sale are subject to inherent uncertainty and could produce a wide range of outcomes which the Company will continue to monitor in future periods as new information becomes available. Prior to the ultimate sale of the assets, subsequent changes in the estimate of the fair value of the assets held for sale will be recorded as a (gain) or loss with a corresponding adjustment to the assets’ carrying value.

The Company had zero and one aircraft classified as held for sale as of June 30, 2026 and December 31, 2025, respectively, The following table summarizes the Company's held for sale activity during the six months ended June 30, 2026:

Six Months Ended June 30,
2026
Aircraft held for sale as of December 31, 2025	$3,421
Aircraft held for sale sold	(3,421)
Aircraft reclassified to held for sale	—
Loss due to fair value adjustments	—
Aircraft held for sale as of June 30, 2026	$—

Contract Acquisition Costs

The Company pays commissions on deposits from new and recurring Jet Club member contracts. These commissions are contract acquisition costs that are capitalized as an asset on the condensed consolidated balance sheets (unaudited) as these are incremental amounts directly related to attaining contracts with customers. Capitalized sales commissions capitalized were $541 and $965 during the three and six months ended June 30, 2026, respectively, and $412 and $857 during the three and six months ended June 30, 2025, respectively.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

As of June 30, 2026 and December 31, 2025, contract acquisition costs of $980 and $920, respectively, were included within prepaid expenses and other current assets and $1,574 and $1,424, respectively, were included within other non-current assets on the condensed consolidated balance sheets (unaudited).

Capitalized contract costs are amortized on a straight-line basis concurrently over the same period of benefit in which the associated revenue is recognized. Amortization expense related to capitalized contract costs included in selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss (unaudited) was $381 and $756 during the three and six months ended June 30, 2026, respectively, and $390 and $754 during the three and six months ended June 30, 2025, respectively.

Other Accounting Policies

See the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for a description of other accounting principles upon which basis the accompanying condensed consolidated financial statements in this Report were prepared.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" (“ASU 2024-03“), and in January 2025 issued ASU 2025-01 "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date" ("ASU-2025-01") 2025-01. ASU 2024-03 and ASU 2025-01 are intended to improve disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Such information should allow investors to better understand an entity's performance, assess future cash flows, and compare performance over time and with other entities. ASU 2024-03 will require public business entities to disclose in the notes to the financial statements, at each interim and annual reporting period, specific information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement, and the total amount of an entity's selling expenses. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

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

In April 2026, the FASB issued ASU 2026-01, "Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock" ("ASU 2026-01"), which is intended to provide authoritative guidance on how an issuer should initially measure paid-in-kind dividends on equity-classified preferred stock. The amendments in ASU 2026-01 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

3.
Earnings (Loss) Per Share

The Company computes basic earnings (loss) per share using net loss attributable to Company common stockholders and the weighted average number of common shares outstanding during each period. Because the Penny Warrants obligate the Company to issue shares for little or no cash consideration contingent only upon the passage of time (see Note 16 "Warrant Liabilities" for a description of the Penny Warrants), weighted average shares issuable under the Penny Warrants are included in the denominator in the calculation of basic and diluted EPS. Shares of Class B Common Stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class B Common Stock under the two-class method has not been presented.

The following table sets forth the computation of the Company’s basic and diluted net (loss) income per share:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(11,464)	$(16,129)	$(24,836)	$(39,176)
Less: Net loss attributable to redeemable noncontrolling interests	(5,501)	(12,063)	(13,400)	(29,621)
Less: Net income attributable to noncontrolling interests	1,413	698	2,443	658
Add: Series A Preferred Dividends	(1,291)	(1,032)	(2,720)	(2,039)
Add: Series B Preferred Dividends	—	(1,305)	—	(2,297)
Net loss attributable to common stockholders	$(8,667)	$(7,101)	$(16,599)	$(14,549)
Denominator:
Weighted Average Class A Common Stock outstanding	46,055,296	20,199,586	42,231,163	19,470,304
Weighted Average Class A Common Stock issuable under Series A Penny Warrants	1,542,578	1,304,742	1,525,823	1,293,803
Weighted Average Class A Common Stock issuable under Series B Penny Warrants	6,268,100	6,268,100	6,268,100	5,707,614
Weighted Average Shares Outstanding - basic and diluted	53,865,974	27,772,428	50,025,086	26,471,721
Basic and Diluted Earnings (Loss) Per Share
Basic	$(0.16)	$(0.26)	$(0.33)	$(0.55)
Diluted	$(0.16)	$(0.26)	$(0.33)	$(0.55)

The following table summarizes potentially dilutive outstanding securities for the three and six months ended June 30, 2026 and 2025 which were excluded from the calculation of diluted EPS, because their effect would have been anti-dilutive:

	For the three months ended	For the six months ended	For the three and six months ended
	June 30, 2026	June 30, 2026	June 30, 2025
Public warrants	2,519,869	2,519,869	2,519,869
Private Placement Warrants	4,333,333	4,333,333	4,333,333
Series A Penny Warrants	1,542,578	1,525,823	1,304,742
Class B Common Stock	49,930,000	52,637,182	59,930,000
Total anti-dilutive features	58,325,780	61,016,207	68,087,944

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

The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance and decides how to allocate resources based on net loss that is also reported on the income statement as consolidated net loss. The measure of segment assets is reported on the balance sheets as consolidated total assets.

The CODM allocates resources and evaluates performance based on net loss, which is the Company’s measure of segment profit or loss. The CODM considers budget to actual and year-over-year variances for net loss when making decisions about how to utilize the Company’s resources. The components of segment profit or loss were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenue	$111,124	$91,332	$207,474	$179,457
Less:
Cost of revenue	88,436	77,609	165,695	154,434
Selling, general and administrative	22,281	20,298	44,994	41,288
Depreciation and amortization	5,450	5,770	10,634	12,021
(Gain) loss on aircraft sales and aircraft held for sale	708	15	1,528	(1,190)
Other (1)	5,656	3,769	9,399	12,080
Net loss before income taxes	$(11,407)	$(16,129)	$(24,776)	$(39,176)

(1)
Includes all items within other income (expense) on the condensed consolidated statements of operations and comprehensive loss (unaudited).

No single customer accounted for 10% or more of consolidated revenue for the three and six months ended June 30, 2026 or the three and six months ended June 30, 2025.

5.
Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Fair Value Measurements at June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	1,098	—	—	1,098
	$1,098	$-	$-	$1,098
Liabilities:
Warrant liability - public warrants	$529	$—	$—	$529
Warrant liability - private placement warrants	—	910	—	910
Warrant liability - Series A penny warrants	—	—	1,556	1,556
	$529	$910	$1,556	$2,995

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	5,401	—	—	5,401
	$5,401	$—	$—	$5,401
Liabilities:
Warrant liability - public warrants	$706	$—	$—	$706
Warrant liability - private placement warrants	—	1,213	—	1,213
Warrant liability - Series A penny warrants	—	—	2,525	2,525
	$706	$1,213	$2,525	$4,444

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

The fair value of the Series A Penny Warrant liability as of June 30, 2026 and December 31, 2025 was determined utilizing a Monte Carlo simulation valuation method, using the following inputs and assumptions:

$ in thousands, except for stock price, strike price, and share amounts	June 30, 2026
Warrant shares	1,548,871
Aggregate value cap	$11,250
Stock price	$2.00
Strike price	$0.01
Term (in years)	2.68
Volatility	125.0%
Risk free rate	4.1%
Dividend rate	—%

$ in thousands, except for stock price, strike price, and share amounts	December 31, 2025
Warrant shares	1,469,519
Aggregate value cap	$11,250
Stock price	$4.11
Strike price	$0.01
Term (in years)	3.18
Volatility	109.0%
Risk free rate	3.6%
Dividend rate	—%

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The following table shows the change in the fair value of the Series A Penny Warrant liability for the six months ended June 30, 2026

June 30, 2026
Balance as of December 31, 2025	$2,525
Issuance of Series A Penny Warrants	—
Change in fair value of Series A Penny Warrants	(969)
Balance as of June 30, 2026	$1,556

There have been no other changes in valuation techniques and related inputs. As of June 30, 2026 and December 31, 2025, there were no transfers between Level 1, Level 2, and Level 3.

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The Company’s condensed consolidated balance sheets (unaudited) include the following assets and liabilities of these VIEs:

	June 30, 2026	December 31, 2025
Cash	$623	$495
Property and equipment, net	44,668	46,027
Long-term notes payable, current portion	15,678	17,861
Long-term notes payable, non-current portion	8,299	10,318

The Company’s condensed consolidated statements of operations and comprehensive loss (unaudited) include the following expenses of these VIEs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$309	$506	$747	$981
Depreciation and amortization	685	920	1,359	2,000

The assets of the Company’s VIEs are only available to settle the obligations of these entities. Creditors of each of the VIEs have no recourse to the general credit of the Company.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

7.
Revenue

Disaggregation of Revenue

The following table disaggregates revenue by service type and the timing of when these services are provided to the member or customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Services transferred at a point in time:
Flights	$104,205	$85,770	$196,442	$168,516
Aircraft Management Services	260	552	595	1,317
Services transferred over time:
Memberships	(540)	266	(656)	1,323
MRO	4,366	2,872	6,374	4,633
Fractional ownership purchase price	2,833	1,872	4,719	3,668
	$111,124	$91,332	$207,474	$179,457

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
•
Aircraft Management Services – Fixed monthly management fees charged to third-party aircraft owners.

The following table provides a rollforward of deferred revenue for the six months ended June 30, 2026 and 2025:

	2026	2025
Balance as of January 1	$162,319	$149,517
Revenue recognized	(165,484)	(160,006)
Revenue deferred	163,013	154,852
Balance as of June 30	$159,848	$144,363

8.
Other Receivables

Other receivables consisted of the following:

	June 30, 2026	December 31, 2025
Rebate receivables	$2,105	$1,226
Federal excise tax receivable	4,255	4,657
Insurance settlement in process	418	320
Other	25	32
	$6,803	$6,235

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

9.
Parts and Supplies Inventory

Parts and supplies inventory consists primarily of aircraft parts and materials and supplies. Parts and supplies inventory, net of reserve, consisted of the following:

	June 30, 2026	December 31, 2025
Aircraft parts	$5,869	$4,820
Materials and supplies	852	457
Less: parts and supplies inventory reserve	(225)	(209)
	$6,496	$5,068

10.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2026	December 31, 2025
Prepaid vendor expenses	$4,700	$3,696
Prepaid insurance	2,577	602
Prepaid directors and officers insurance	946	2,199
Prepaid maintenance	426	456
Prepaid non-aircraft subscriptions	317	322
MRO revenue in excess of billings	—	2,157
Deferred commission	980	920
	$9,946	$10,352

11.
Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2026	December 31, 2025
Transportation equipment	$310,502	$309,675
Office furniture and equipment	3,623	3,418
Leasehold improvements	2,599	2,417
Construction in progress	1,339	236
Deposits on transportation equipment	3,628	1,725
	321,691	317,471
Less: Accumulated depreciation	(93,410)	(93,741)
Property and equipment, net	$228,281	$223,730

Depreciation expense for property and equipment was $4,857 and $9,524, respectively for the three and six months ended June 30, 2026 and $5,247 and $10,974 for the three and six months ended June 30, 2025. The net carrying value of disposals of long-lived assets as of June 30, 2026 and December 31, 2025 was $9,892 and $83,093, respectively.

Interest payments on borrowings to acquire aircraft are capitalized for the month of acquisition when the aircraft’s in-service date begins following the 15th of the month. Interest payments for the month of acquisition would be expensed if the aircraft is placed into service before the 15th of the month. There was no capitalized interest as of June 30, 2026 or December 31, 2025.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

12.
Other Current Liabilities

Other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Accrued vendor payments	$7,245	$6,395
Accrued ERC payments	9,044	9,044
Accrued directors and officers insurance	623	1,622
Accrued employee-related expenses	11,775	11,722
Accrued engine expenses	1,326	2,479
Accrued tax expenses	1,161	1,430
Accrued interest	952	2,145
Excise tax payable	999	999
Other	798	683
	$33,923	$36,519

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

As of June 30, 2026, the Company had received ERC payments totaling $9,044. The Company’s legal counsel has issued a legal opinion that the Company, more likely than not, qualified for the ERC. However, it remains uncertain whether the Company meets the eligibility qualifications required for the ERC. Therefore, the balance was included in other current liabilities in the condensed consolidated balance sheets (unaudited) as of June 30, 2026 and December 31, 2025 since the Company may potentially be required to repay the ERC.

13.
Other Non-Current Liabilities

Other non-current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Fractional ownership deposits	$55,754	$47,140
Other	—	—
	$55,754	$47,140

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

14.
Debt

The components of the Company’s outstanding short-term notes payable consisted of the following:

	Interest Rates	June 30, 2026	December 31, 2025
Short-term notes payable
Bank 1	n/a	$—	$3,160
Bank 2	7.8%	3,674	4,229
Financial Institution 5	26.5%	4,421	1,594
Less: Unamortized debt issuance costs		(1,178)	(446)
Total short-term notes payable		$6,917	$8,537

In June 2023, the Company entered into two loan agreements in the amounts of $8,000 and $6,400 principal. Both loans bear an interest rate of 7.75%. These loans originally had a maturity date of six months from the loan date. The maturity date of the $6,400 loan has been extended to June 2026, and the $8,000 loan to April 2029. In June 2026, the $6,400 loan was extended to June 2027.

In April 2025, the Company entered into two loan agreements in the principal amounts of $1,540 and $1,620 with Bank 1, each of which bore an interest rate of 6.5% and had a maturity date of May 2026. These loans were paid off in May of 2026. In July 2025, the Company entered into a loan agreement in the principal amount of $3,750 with Financial Institution 5, which bore an interest rate of 10.0% and had a maturity date of April 2026 at which time the loan was paid off. In May 2026, the Company entered into a loan agreement in the principal amount of $5,000 with Financial Institution 5, which bears an interest rate of 26.5% and has a maturity date of May 2027.

As of June 30, 2026 and December 31, 2025 unamortized debt issuance costs were $1,178 and $446 for short-term notes payable, respectively.

During the three months ended June 30, 2026 and 2025 the Company recorded $265 and $15, respectively, in amortization of debt issuance cost related to short-term debt within interest expense. During the six months ended June 30, 2026 and 2025, the Company recorded $605 and $30, respectively in amortization of debt issuance cost within interest expense in the condensed consolidated statements of operations and comprehensive loss (unaudited).

Total interest expense related to short-term debt was $113 and $136 for the three months ended June 30, 2026 and 2025, respectively. Total interest expense related to short-term debt was $244 and $243 for the six months ended June 30, 2026 and 2025, respectively.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The components of the Company’s outstanding long-term debt consisted of the following:

	Interest Rates		Amounts		Maturity Dates
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Long-term notes payable with banks for the purchase of aircrafts
Bank 1	n/a	4.0% - 7.3%	$—	$6,304	n/a	Aug 2026 - Feb 2029
Bank 2	7.5% - 7.8%	7.5% - 7.8%	8,641	9,208	Jun 2028 - Dec 2030	Jun 2028 - Dec 2030
Bank 3	n/a	2.3% + SOFR**	—	1,508	n/a	Sep 2026
Bank 5	7.7%	7.7%	1,201	1,344	Jan 2030	Jan 2030
Bank 6	n/a	4.0%	—	519	n/a	Sep 2027
Bank 7	8.8%	8.8%	11,476	11,914	May 2029	May 2029
Bank 8	2.8% + SOFR**	2.8% + SOFR**	1,245	1,322	Apr 2027	Apr 2027
Long-term notes payable with financial institutions for the purchase of aircrafts
Financial Institution 2	3.6% - 7.0%	3.6% - 7.0%	3,551	6,499	Nov 2026 - Dec 2026	Nov 2026 - Dec 2026
Financial Institution 3	9.5%	9.5%	12,239	12,777	Dec 2033 - Mar 2034	Dec 2033 - Mar 2034
Financial Institution 5	15.2%	n/a	7,991	—	Mar 2031	n/a
Financial Institution 6	14.4% - 14.9%	14.4% - 15.9%	10,414	10,898	Nov 2030	Nov 2030
Other long-term debt payable
Financing obligations from sale-leaseback transactions	2.5% - 12.0%	12.0%	23,200	18,500	Nov 2028 - May 2031	Nov 2028
EID loan	See disclosure below	See disclosure below	122	122	See disclosure below	See disclosure below
Long-term debt from VIEs			23,977	28,180
Total Long-term notes payable			104,057	109,095
Less: Unamortized debt issuance costs and debt discount			(194)	(159)
Less: current portion			(24,358)	(29,905)
Long-term notes payable, non-current portion			$79,505	$79,031

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

A lender may impose a restriction that the outstanding balance of the note may not exceed a percentage of the retail value of the collateral. In the event the outstanding value of the loan exceeds the percentage threshold of the collateralized aircraft, the Borrowers may be required to make a payment in order to reduce the balance of the loan. Pursuant to the loan agreements, the Borrowers must maintain certain debt service ratios (such as cash flow to leverage or certain EBITDA to total borrowings) specific to each lender as long as the Borrowers hold outstanding loans. There were 16 separate loan agreements (each loan agreement includes the initial agreement and amendments if applicable) with note payable balances outstanding as of June 30, 2026, compared to 24 separate loan agreements as of December 31, 2025.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

As of June 30, 2026 and December 31, 2025, unamortized debt issuance costs were $194 and $159 for long-term notes payable (excluding convertible note), respectively.

During the three months ended June 30, 2026 and 2025, the Company recorded $7 and $25, respectively, in amortization of long-term debt issuance cost within interest expense. During the six months ended June 30, 2026 and 2025, the Company recorded $65 and $53, respectively, in amortization of debt issuance cost within interest expense in the condensed consolidated statements of operations and comprehensive loss (unaudited).

Total interest expense related to long-term debt (excluding convertible note and VIEs) was $2,371 and $1,619 for the three months ended June 30, 2026 and 2025, respectively, and total interest expense was $4,306 and $3,973 for the six months ended June 30, 2026 and 2025, respectively.

The table below presents the Company’s contractual principal payments (not including debt issuance costs) as of June 30, 2026 under then-outstanding long-term debt agreements in each of the next five calendar years (does not include VIE loans):

Fiscal year	Amount
Remainder of 2026	$5,570
2027	5,053
2028	22,235
2029	17,658
2030	13,392
Thereafter	16,172
80,080
Long-term notes payable from VIE	23,977
Debt issuance costs	(194)
Total long-term notes payable	$103,863

Sale-Leaseback Transactions

In November 2025, the Company sold an aircraft to a third party for approximately $18,500. In connection with the sale, the Company entered into an agreement to lease back the aircraft for a 3-year period. Since the lease agreement provides the Company an option to repurchase the aircraft equal to the greater of $18,500 or the fair market value of the aircraft as of the purchase date, the transaction is accounted for as a failed sale-leaseback. As a result, the aircraft remains on our condensed consolidated balance sheet (unaudited) as of June 30, 2026. The Company recognized $18,500 of the proceeds as a financing obligation as a component of long-term debt.

In May 2026, the Company sold an aircraft to a third party for $4,700. In connection with the sale, the Company entered into an agreement to lease back the aircraft for a 5-year period. Because the lease agreement provides the Company an option to repurchase the aircraft at a price equal to the greater of $4,700 or the fair market value of the aircraft as of the purchase date, the transaction is accounted for as a failed sale-leaseback. As a result, the aircraft remains on our condensed consolidated balance sheet (unaudited) as of June 30, 2026. The Company recognized $4,700 of the proceeds as a financing obligation as a component of long-term debt.

Debt Covenants

Financial covenants contained in the debt borrowings mandate that the Company maintains certain financial metrics, including, but not limited to, debt service coverage ratios, fixed charge cover ratios, or cash flow cover ratios. If the Company is unable to maintain the financial metric, it is a breach of the debt covenant and is considered an event of default. An event of default can result in all loans and other obligations becoming immediately due and payable, including the advance of any sums necessary to cure the event of default, allowing the lenders to seize the collateralized assets, which include aircraft and the debt agreements being terminated. As of December 31, 2025, the Company was not in compliance with certain financial covenants and obtained waiver request letters from the various lenders. Pursuant to the waiver letters, the lenders agreed to waive the financial covenants as of December 31, 2025 through

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

December 31, 2026. The aggregate balances of outstanding debt obligations for which waiver letters were received were $0 and $8,924 as of June 30, 2026 and December 31, 2025 respectively.

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

15.
Leases

The Company’s lease arrangements generally pertain to real estate leases and aircraft. The Company leases real estate including hangars and office space under operating leases, ranging from two to thirty years. As of June 30, 2026 and December 31, 2025, the Company operated 28 and 32 aircraft, respectively, under non-cancellable operating leases ranging from two to seven years for charter flight services. For the Company’s aircraft leases, in addition to the fixed lease payments for the use of the aircraft, the Company is also obligated to pay into aircraft engine reserve programs and additional variable costs which are expensed as incurred and are not included in the measurement of our leases. These payments amounted to $7,606 and $15,124 for the three and six months ended June 30, 2026, respectively, and $6,335 and $10,771 for the three and six months ended June 30, 2025, respectively. As of June 30, 2026 and December 31, 2025, the Company operated 5 and 3 aircraft under non-cancellable finance leases, respectively.

Vehicle leases typically have month-to-month lease terms and are classified as short-term leases.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The following table sets forth information about the Company’s lease costs for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$4,923	$5,670	$9,915	$11,244
Short-term lease cost	228	410	568	905
Finance lease cost:
Amortization of right-of-use assets	436	378	824	695
Interest on lease liabilities	987	461	1,807	819
Total lease costs	$6,574	$6,919	$13,114	$13,663

The following table sets forth supplemental cash flow information about the leases for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
ROU assets obtained in exchange for lease liabilities
Operating lease liabilities	$3,970	$8,023
Finance lease liabilities	$8,370	$14,023

Supplemental balance sheet information related to the leases is as follows:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term – operating leases	9.37 years	9.22 years
Weighted-average discount rate – operating leases	8.81%	7.48%
Weighted-average remaining lease term – finance leases	3.42 years	4.31 years
Weighted-average discount rate – finance leases	12.58%	11.71%

The Company’s future lease payments under operating leases as of June 30, 2026 are as follows:

Fiscal Year	Amount
Remainder of 2026	$9,319
2027	15,928
2028	10,100
2029	7,593
2030	5,656
Thereafter	38,185
Total undiscounted cash flows	86,781
Less: Imputed interest	(30,870)
Present value of lease liabilities	$55,911

The Company’s future lease payments under finance leases as of June 30, 2026 are as follows:

Fiscal Year	Amount
Remainder of 2026	$5,537
2027	10,409
2028	11,002
2029	5,494
2030	3,778
Thereafter	—
Total undiscounted cash flows	36,220
Less: Imputed interest	(7,145)
Present value of lease liabilities	$29,075

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

16.
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

During the three and six months ended June 30, 2026 and 2025, holders of Public Warrants did not exercise any warrants on a cashless basis. As of June 30, 2026, there were 4,333,333 Private Placement Warrants and 2,519,869 Public Warrants outstanding in addition to the Penny Warrants.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

For the three and six months ended June 30, 2026, the Company remeasured the fair value of the Warrants and recorded a gain on the change in the fair value of $226 and $1,449, respectively. For the three and six months ended June 30, 2025, the Company remeasured the fair value of the Warrants and recorded a gain on the change in the fair value of $212 and $781, respectively

The gain or loss was recorded to other income (expense) on the condensed consolidated statements of operations and comprehensive loss (unaudited) for the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, and December 31, 2025, the condensed consolidated balance sheets (unaudited) contained warrant liabilities of $2,995 and $4,444, respectively.

17.
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

Investment selections consist of mutual funds. The Company’s contributions to the 401(k) Plan amounted to $481 and $949 for the three and six months ended June 30, 2026, respectively, and $454 and $905 for the three and six months ended June 30, 2025.

Health and Welfare Benefits

The Company provides health and welfare benefits to its employees, including health, life, dental, and disability insurance, among others.

18.
Stock-based Compensation

2023 Equity Incentive Plan

The aggregate number of shares of Class A Common Stock initially reserved for future issuance under the 2023 Equity Incentive Plan was 6,000,000 shares. In September 2025, the Board of Directors of the Company approved an amendment to increase the authorized number of shares to 15,000,000. The increase was approved by the Company’s stockholders in December 2025. The number of shares available for issuance under the 2023 Equity Incentive Plan will be proportionately adjusted for (i) any increase or decrease in the number of issued and outstanding shares resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the shares, or similar transaction affecting the shares, (ii) any other increase or decrease in the number of issued and outstanding shares effected without receipt of consideration by the Company, or (iii) any other transaction with respect to the Company’s Class A Common Stock including a corporate merger, consolidation, acquisition of property or stock, separation (including a spin-off or other distribution of stock or property), reorganization, liquidation (whether partial or complete), or any similar transaction; provided, however that conversion of any convertible securities of the Company will not be deemed to have been effected without receipt of consideration. The 2023 Equity Incentive Plan will continue in effect for a period of 10 years from the Incentive Plan Effective Date unless sooner terminated. No awards were granted under the 2023 Equity Incentive Plan during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026 and 2025, 7,800,000 and 1,200,000 shares of the Company's Class A Common Stock were available for future issuance under the 2023 Equity Incentive Plan, respectively. The unrecognized compensation expense associated with the outstanding stock options at June 30, 2026 and 2025 was $11,299 and $7,938, respectively. The following table provides additional information about the shares outstanding under the 2023 Equity Incentive Plan:

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

	June 30, 2026
	Number of Shares	Average Exercise Price	Average Remaining Contractual Period in Years	Aggregate Intrinsic Value
Balance at December 31, 2025	7,200,000	$3.52
Granted	—	—
Exercised	—	—
Forfeited and expired	—	—
Balance at June 30, 2026	7,200,000	$3.52	8.58	$(10,944)

	June 30, 2025
	Number of Shares	Average Exercise Price	Average Remaining Contractual Period in Years	Aggregate Intrinsic Value
Balance at December 31, 2024	4,800,000	$2.78
Granted	—	—
Exercised	—	—
Forfeited and expired	—	—
Balance at June 30, 2025	4,800,000	$2.78	9.25	$(3,984)

Employee Stock Purchase Plan

In connection with the Merger, the Board approved the flyExclusive, Inc. Employee Stock Purchase Plan (the “ESPP”), on November 10, 2023 (the "ESPP Effective Date"), at which time the ESPP became effective, subject to stockholder approval. The ESPP was subsequently approved by the stockholders on December 18, 2023. The ESPP provides eligible employees with a means of acquiring an equity interest in the Company through payroll deductions. The aggregate number of shares of Class A Common Stock reserved for future employee purchases under the ESPP is 1,500,000 shares. In September 2025, the Board of Directors of the Company approved an amendment to increase the authorized number of shares to 2,500,000. The increase was approved by the Company’s stockholders in December 2025. The ESPP will expire on October 31, 2033, unless sooner terminated by the Board, or when all available shares have been purchased. As of June 30, 2026, no shares had been purchased by employees under the ESPP.

19.
Income Taxes

The Company is subject to U.S. federal, state, and local income taxes with respect to its allocable share of any taxable income or loss as well as any standalone income or loss that flyExclusive, Inc. generates.

LGM was historically and remains a partnership for U.S. Federal income tax purposes with each partner being separately taxed on its share of taxable income or loss.

The Company’s effective tax rate was (0.29)% for the three and six months ended June 30, 2026. The effective income tax rate differed significantly from the statutory rate of 21%, primarily due to the losses allocated to noncontrolling interests.

The Company has assessed the realizability of its net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company had recorded a full valuation allowance against its deferred tax assets as of June 30, 2026, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

2026, the tax years from 2022 to present generally remain open to examination by relevant taxing jurisdictions to which the Company is subject.

20.
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

During the three and six months ended June 30, 2026, the Company purchased a total of $759 and $1,234, respectively, in fuel from subsidiaries of LGMV, respectively. This represented approximately 2.77% and 2.61% of the Company’s total fuel purchases during the three and six months ended June 30, 2026, respectively. During the three and six months ended June 30, 2025, the Company purchased a total of $340 and $706, respectively, in fuel from subsidiaries of LGMV, respectively. This represented approximately 2% of the Company’s total fuel purchases during both the three and six months ended June 30, 2025.

Leases from Related Parties

Kinston Jet Center, LLC, Kinston Jet House, LLC, JS Longitude, and LGM Auto, LLC are subsidiaries of LGMV and lessors of real property and equipment (such as trucks, trailers, and vans). During the three and six months ended June 30, 2026, the Company incurred rent expense to subsidiaries of LGMV totaling $1,080 and $2,159, respectively and during the three and six months ended June 30, 2025 incurred rent expense of $1,034 and $2,067, respectively. See Note 15 "Leases" for further details.

Due to Related Parties

Outstanding accounts payable to related parties for fuel and lease purchases from LGMV as of June 30, 2026 and December 31, 2025 were $1,310 and $887, respectively.

Sales to Related Parties

The Company allows owners of subsidiaries and Lessor SAEs without Equity (“Lessor VIEs”) to charter flights at a reduced rate. During the three and six months ended June 30, 2026, the Company recorded $2,222 and $5,688 in charter flight revenue from owners of subsidiaries and Lessor VIEs, respectively. During the three and six months ended June 30, 2025, the Company recorded $3,398 and $7,294 in charter flight revenue from owners of subsidiaries and Lessor VIEs, respectively.

During the three and six months ended June 30, 2026, the Company recorded $0 in charter flight revenue from related parties not considered owners of subsidiaries or Lessor VIEs, respectively. During both the three and six months ended June 30, 2025, the Company recorded $84 and $110 in charter flight revenue from related parties not considered owners of subsidiaries or Lessor VIEs, respectively.

Receivables from Related Parties

Short term accounts receivable from related parties are comprised of customer flight activity charges and totaled $1,792 and $1,325 as of June 30, 2026 and December 31, 2025, respectively. Related party receivables from LGMV are $351 as of June 30, 2026 and $371 as of December 31, 2025.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Notes Receivable

In the normal course of its business, the Company finances up front third-party buyers of their SAEs and holds notes receivable from these buyers. Notes receivable consists of two notes, with a total notes receivable balance of $7,078 and $7,728 as of June 30, 2026 and December 31, 2025.

Long-term Notes Payable - Related Parties, Current Portion

In December 2023, the Company issued to the Sponsor $15,871 in principal amount of senior secured notes due December 2024. The notes were issued with a stated rate of 14% and interest is payable monthly in arrears. The notes initially had a maturity date of December 1, 2024, that has been extended to January 1, 2027. The amounts outstanding under the EGA senior secured note were $19,467 and $9,041 as of June 30, 2026 and December 31, 2025, respectively.

Unamortized debt issuance costs related to the senior secured notes was $94 and $157 as of June 30, 2026 and December 31, 2025, respectively. Total interest expense related to the senior secured note was $479 and $994 for the three and six months ended June 30, 2026, respectively. Total interest expense was $635 and $1,458 for the three and six months ended June 30, 2025, respectively.

On December 27, 2023, the Company entered into an additional promissory note with the EGA Sponsor with a principal amount of $3,947. The promissory note bears an annual interest rate of 8% with a maturity date of December 31, 2024. On March 21, 2025, the EGA Sponsor Note was cancelled in exchange for stock and warrants. For further information, see Note 22 "Stockholders' Equity (Deficit), Temporary Equity and Noncontrolling Interests" for additional disclosures.

Total interest expense related to the EGA Sponsor note was $0 for the three and six months ended June 30, 2026, and $0 and $70 for the three and six months ended June 30, 2025, respectively.

Issuance of Senior Secured Note

On January 26, 2024 (the “Effective Date”), FlyExclusive Jet Share, LLC (the “Borrower”), a wholly-owned subsidiary of LGM, which is the operating company of flyExclusive, together, with flyExclusive and LGM as guarantors (in such capacity, the “Parent Guarantors”) entered into a Senior Secured Note (the “Note”) with ETG FE LLC (a related party of the Company through its affiliation with the EGA Sponsor), as the initial holder of the Note (the “Noteholder”), Kroll Agency Services, Limited, as administrative agent (the “Administrative Agent”), and Kroll Trustee Services, Limited, (the “Collateral Agent”).

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

On February 16, 2026, the parties to the Senior Secured Note executed the First Amendment to the Senior Secured Note, effective as of January 26, 2026 (the “Note Amendment”). In addition to extending the Maturity Date to January 26, 2028, the Note Amendment revised the Applicable Rate of interest to mean either (i) a 15.00% annual rate for any period during which the Outstanding Principal Amount equals or exceeds $12,500, or (ii) a 13.00% annual rate for any period during which the Outstanding Principal Amount is less than $12,500.

Further, the Note Amendment eliminated the revolving Advance feature of the Senior Secured Note, provided for $26,542 of certain reimbursable expenses of the Initial Noteholders to be added to the Outstanding Principal amount of the Loans, and revised the amortization to require principal repayments in the amount of $2,400 in consecutive quarterly installments on the last day of each of March, June, September, and December, commencing on June 30, 2026.

The Note Amendment also added a $387 non-refundable fee payable by the Borrower to the Administrative Agent (the “Back End Fee”). The Back End Fee is payable on the earliest to occur of (i) Payment in Full, or (ii) the entirety of the Outstanding Principal Amount becoming due and payable, whether on the Maturity Date, by acceleration, or otherwise.

The obligations of the Borrower under the Note are guaranteed by the Parent Guarantors and by the Personal Guarantor. After the extension, the Company's balance under the Note was $24,535 as of June 30, 2026. As of June 30, 2026 and December 31, 2025, unamortized debt issuance cost related to the Senior Secured Note was $343 and $38, respectively.

Total interest expense related to the Senior Secured Note was $1,031 and $2,017 for the three and six months ended June 30, 2026, and $906 and $2,104, for the three and six months ended June 30, 2025, respectively.

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

21.
Commitments and Contingencies

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

As of June 30, 2026, it is not probable that an Early Termination Event will occur. In a scenario where an Early Termination Event occurred, the maximum amount payable to existing Equityholders would be approximately $15.0 million. This estimate is based on a blended federal and state tax rate of 25.0% and financial information as of June 30, 2026. If an Early Termination Effect becomes probable, the Company would accrue a liability along with a charge to income in accordance with the guidance outlined in ASC Topic 450-20-25-2.

On February 18, 2026, Thomas James Segrave, Jr., redeemed 10 million LGM units in exchange for 10 million shares of the Company’s Class A common stock. As of June 30, 2026, it is not probable that the Company will utilize the related tax benefits created by the exchange. Thus, no TRA liability has been recorded on the condensed consolidated balance sheet as of June 30, 2026.

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The following is a schedule by years of future repurchase contingencies under the leases as of June 30, 2026:

Fiscal Year	Amount
Remainder of 2026	$14,934
2027	19,730
2028	4,388
2029	4,964
2030	2,556
Thereafter	4,661
$51,233

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

22.
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

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock at a par value of $0.0001 per share. As of June 30, 2026 there were 25,000 shares Series A preferred issued and outstanding. The Series A Certificate of Designation and the Series B Certificate of Designation, as amended, authorize 25,000 shares and 29,737 shares to be issued, respectively. There were no shares of Series B preferred issued and outstanding as of June 30, 2026 as all outstanding shares converted to shares of the Company’s Class A Common Stock on December 31, 2025.

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

not declare and pay in cash any dividends prior to the third Dividend Payment Date. On the third Dividend Payment Date, the Company must declare and pay at least 43% of the dividends in cash, and with respect to each subsequent Dividend Payment Date, the Company must pay 100% of the dividends in cash.

We have recorded both an accretion of dividends payable of $2,249 on Series A Preferred Stock for the six months ended June 30, 2026 which equates to $89.96 per share, as well as amortization of discount of $197 and $471 for the three and six months ended June 30, 2026, respectively. These amounts are recorded as an accretion to temporary equity and a reduction in the accumulated deficit within the condensed consolidated statements of shareholders' equity (deficit) and temporary equity (unaudited).

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

In connection with the securities purchase agreement, on March 4, 2024, EnTrust Emerald (Cayman) LP was issued a Series A Penny Warrant to purchase shares of the Company's Class A Common Stock. This warrant granted the holder the right to purchase shares of Class A Common Stock in an aggregate amount equal to 1.5% of the outstanding Class A Common Stock on a fully diluted basis (the “Share Count Cap”), calculated in accordance with the terms of the warrant agreement, at an exercise price of $0.01 per share. See Note 16 "Warrant Liabilities" for additional information regarding these warrants.

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Class A Common Stock

The Company is authorized to issue 200,000,000 shares of Class A Common Stock at a par value of $0.0001 per share. As of June 30, 2026, there were 46,474,856 shares of Class A Common Stock issued and outstanding.

Class B Common Stock

The Company is authorized to issue 100,000,000 shares of Class B Common Stock at a par value of $0.0001 per share. As of December 31, 2025, there were 59,930,000 shares of Class B Common Stock issued and outstanding. On February 18, 2026, 10,000,000 shares of Class B Common Stock were repurchased and retired by the Company pursuant to the conversion of 10,000,000 LGM Common Units. As of June 30, 2026, there were 49,930,000 shares of Class B Common Stock issued and outstanding. The holders of the Class B Common Stock hold an equal number of LGM Common Units. Beginning on the first anniversary of the Closing Date, the LGM Common Units may be redeemed for either one share of Class A Common Stock or cash, at the election of the Board. For each LGM Common Unit that is redeemed, one Class B Common Stock will be automatically cancelled.

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

As of June 30, 2026 and December 31, 2025, the Company held a 48% and 34% common interest, respectively, in LGM Common Units, the increase being due to the redemption of 10,000,000 LGM Units as part of their conversion to Class A Common Stock shares in February 2026. The Company is considered the primary beneficiary of the Operating Partnership as it has the power to direct the activities of the Operating Partnership and the rights to absorb 48% of the net income of the Operating Partnership. As the primary beneficiary, the Company consolidates the financial position and results of operations of the Operating Partnership.

The net loss attributable to the redeemable noncontrolling interest for the three and six months ended June 30, 2026 was $5,501 and $13,400 and the net loss attributable to the redeemable noncontrolling interest for the three and six months ended June 30, 2025 was $12,063 and $29,621, respectively.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The change in the carrying value of the redeemable noncontrolling interest for the six months ended June 30, 2026 was as follows:

Balance as of December 31, 2025	$213,411
Net loss attributable to redeemable noncontrolling interest	(13,400)
Effect of Class B Common Stock Redemption	(34,595)
Change in redemption value of redeemable noncontrolling interest	(63,358)
Balance as of June 30, 2026	$102,058

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

Treasury Stock

On December 26, 2023, the underwriter of our initial public offering (the “IPO”) purchased 75,000 shares of EGA Class A common stock on behalf of the Company. The shares were purchased by the underwriter from a public stockholder that elected to reverse its redemption of 75,000 shares of EGA Class A common stock. The shares were purchased for a total purchase price of $818 ($10.90 per share) and the underwriter received reimbursement of $800 from EGA’s Trust Account on December 27, 2023, as well as reimbursement for the remaining $18 from the Company on January 2, 2024. Simultaneously with the closing of the Merger, the 75,000 shares of EGA Class A common stock were automatically exchanged for shares of Class A Common Stock and 73,600 shares (out of the above-mentioned 75,000 shares) were granted to employees of the Company as compensation for services provided (the grant date for the 73,600 shares was determined to be December 27, 2023). The shares of flyExclusive Class A Common Stock were fully vested upon grant. As of December 31, 2023, all 75,000 shares were still legally considered to be owned by the underwriter. On January 2, 2024, the 75,000 shares were transferred from the underwriter to the Company, at which time the Company became the owner of record. On January 9, 2024, 73,600 shares were transferred from flyExclusive, Inc.’s ownership to the employee grantees and these 73,600 shares all had flyExclusive employees listed as the owners of record. The 1,400 shares of Class A Common Stock not issued to employees were still held by the Company and classified as treasury stock as of June 30, 2026.

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

Noncontrolling Interest

The Company held a controlling interest in several entities that are not wholly-owned as described above (see Note 6, "Variable Interest Entities") and net income or net loss of such entities is allocated on a straight percentage basis based on the given terms of each entity’s operating agreement (see percentage below). The net income attributable to noncontrolling interests for the three and six months ended June 30, 2026 was $1,413 and $2,443, respectively, and the net income attributable to noncontrolling interests for the three and six months ended June 30, 2025 was and $698 and $658, respectively.

As of June 30, 2026, the noncontrolling interests in the Company’s consolidated entities are comprised of the following (11 entities):

Entities - Major Owner	Noncontrolling Interest	Company Ownership	Total
Entities 1-4	99%	1%	100%
Entity 5	95%	5%	100%
Entity 6	92%	8%	100%
Entity 7	77%	23%	100%
Entity 8	75%	25%	100%
Entity 9	70%	30%	100%
Entity 10	68%	32%	100%
Entity 11	67%	33%	100%

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

23.
Subsequent Events

On July 13, 2026, flyExclusive and the other parties to the Amended and Restated Agreement and Plan of Merger, dated May 6, 2025 (the “A&R Merger Agreement”), executed Amendment No. 5 to the A&R Merger Agreement to, among other things, modify the post-closing net cash adjustment mechanism in the Jet.AI Merger. Also, on July 13, 2026, the Company closed the transactions under the A&R Merger Agreement. Pursuant to the A&R Merger Agreement, FlyX Merger Sub, Inc., a subsidiary of the Company, merged with and into Jet.AI SpinCo, Inc. (“SpinCo”), a subsidiary of Jet.AI, Inc., with SpinCo surviving as a wholly owned subsidiary of the Company. In connection with the Jet.AI Merger, 5,676,893 shares of Company Class A Common Stock were issued and 1,419,224 shares of Company Class A Common Stock (the “Reserve Shares”), representing 20% of the Merger Consideration Shares (as defined in the A&R Merger Agreement), were reserved but not issued to the SpinCo stockholders. The number of Reserve Shares to be issued to the SpinCo stockholders post-closing, if any, will be based upon the final determination of the net cash of SpinCo as of closing and the resulting final purchase price. Because the Jet.AI transaction closed after June 30, 2026, the transaction has not been recognized in the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2026. The Company is evaluating the appropriate accounting treatment for the transaction, including whether the acquired assets meet the definition of a business under ASC 805, Business Combinations, or should be accounted for as an asset acquisition. Due to the close proximity of the closing date to the issuance of these condensed consolidated financial statements, the Company has not completed its evaluation of the accounting treatment, the final consideration including the impact of the reserved share mechanism and post-closing net cash adjustment, or the related financial statement impact. Accordingly, the Company is unable to reasonably estimate the financial statement impact of the transaction at this time. The Company expects to complete its accounting evaluation and reflect the applicable accounting in its financial statements for periods subsequent to June 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included elsewhere in this Report. Management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify these forward-looking statements. These forward-looking statements are subject to risks and uncertainties including those under "Cautionary Note Regarding Forward-Looking Statements" and “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the filing date of this Report.

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

Our MRO program services include 24/7 maintenance, interior, and exterior refurbishment services to third parties in addition to maintaining our own fleet. MRO revenue is recognized over time based on the cost of parts and supplies inventory consumed and labor hours worked for each service provided. Any billing for MRO services that exceeds revenue earned to date is included in deferred revenue on the consolidated balance sheet.

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

On October 1, 2025, the Company and Volato entered into the Amendment to the Volato Agreement. Pursuant to the Amendment, Volato granted the Company the right to purchase from Volato certain aviation-related assets and assume certain obligations related to aviation-related assets (the “flyExclusive Option”), and the Company granted Volato the right to sell to the Company certain aviation-related assets and assign certain obligations of Volato (the “Volato Option,” and collectively with the flyExclusive Option, the “Asset Options”). In consideration for the Amendment, including the transfer of assets envisioned by the flyExclusive Option and the settlement of certain outstanding accounts between Volato and the Company, and the grant by Volato to the Company of certain additional rights, the Company will pay Volato $4.1 million, $2.1 million of which was paid in the form of 432,099 shares of the Company's Class A Common Stock in October 2025. The Volato Option is exercisable by Volato beginning on the effective date of the Amendment and ends on the earlier of (i) the end of the Term (defined below), (ii) the day immediately prior to the beginning of the exercise period of the flyExclusive Option, and (iii) the completion of the Merger Option. The flyExclusive Option is exercisable by the Company beginning six months following the completion of any change of control of Volato and will expire simultaneously with the end of the Term (as defined below). The Volato Merger (as defined below), if consummated, would constitute a change of control under the Amendment, triggering the beginning of the exercise date of the flyExclusive Option as of March 31, 2026. In addition, the term of the Volato Agreement (the “Term”) was extended to the sooner of (i) September 1, 2026, (ii) the consummation of the asset purchase agreement applicable to the Asset Options, subject to an exercise of either of the Asset Options or (iii) the consummation of the merger (or any substantially similar transaction) of Volato and M2i Global, Inc. (the “Volato Merger”) pursuant to an Agreement and Plan of Merger among them, dated as of July 28, 2025, subject to the exercise of the Merger Option. Given the lack of a complete consummation of the asset purchase agreement applicable to the Asset Options or the consummation of the Volato Merger, the Term currently is effective until September 1, 2026.

On March 6, 2026, the Company and Volato entered into a Fifth Amendment to the Aircraft Management Services Agreement (the “Fifth Amendment”). Among other things, the Fifth Amendment (i) amended and restated Section 4(f) of the Volato Agreement to establish reciprocal asset options permitting either party, subject to stated conditions, to cause the purchase and sale of designated “Vaunt” or “Non‑Vaunt” assets pursuant to an asset purchase agreement in the form attached as Exhibit A thereto; (ii) provides that the

Volato Option may be exercised by Volato Group up to two times in the aggregate, provided that the aggregate purchase price payable for all exercises of the Volato Option will equal and not exceed $2,000,000 (the “Total Purchase Price”), payable in cash, in shares of the Company’s Class A Common Stock valued at volume-weighted average price as of the effective date of the applicable asset purchase agreement, or a combination thereof, at the Company’s discretion; and (iii) includes registration rights requiring the Company, if it issues shares of its Class A Common Stock as consideration, to file within 30 days and use commercially reasonable efforts to cause to become effective a registration statement covering the resale of any such shares and to maintain effectiveness until the shares are freely resalable, together with related listing undertakings.

On March 6, 2026, Volato exercised a portion of the Volato Option, and the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Volato and its wholly owned subsidiaries Volato, Inc. and Fly Vaunt, LLC. Pursuant to the Purchase Agreement, the Company agreed to purchase from Volato, and Volato agreed to sell to the Company, certain assets designated as the “Non-Vaunt Assets” (the “Acquired Assets”). The Acquired Assets include, among other things, the Mission Control private aviation operation software and other specified tangible and intangible property listed on Schedule 1.1(a) of the Purchase Agreement, certain books and records, intellectual property and related rights listed on Schedule 1.1(d) of the Purchase Agreement (including specified copyrights, trademarks, patent applications and related goodwill), certain permits and other rights, and associated goodwill. Assets excluded from the Purchase Agreement include cash and cash equivalents, bank accounts and other excluded assets described in Section 1.3 of the Purchase Agreement.

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

On July 13, 2026, flyExclusive and the other parties to the Amended and Restated Agreement and Plan of Merger, dated May 6, 2025 (the “A&R Merger Agreement”), executed Amendment No. 5 to the A&R Merger Agreement to, among other things, modify the post-closing net cash adjustment mechanism in the Jet.AI Merger. Also, on July 13, 2026, the Company closed the transactions under the A&R Merger Agreement. Pursuant to the A&R Merger Agreement, FlyX Merger Sub, Inc., a subsidiary of the Company, merged with and into Jet.AI SpinCo, Inc.(“SpinCo”), a subsidiary of Jet.AI, Inc., with SpinCo surviving as a wholly owned subsidiary of the Company. In the Jet.AI Merger, 5,676,893 shares of Company Class A Common Stock were issued and 1,419,224 shares of Company Class A Common Stock (the “Reserve Shares”), representing 20% of the Merger Consideration Shares (as defined in the A&R Merger Agreement), were reserved but not issued to the SpinCo stockholders. The number of Reserve Shares to be issued to the SpinCo stockholders post-closing, if any, will be based upon the final determination of the net cash of SpinCo as of closing and the resulting final purchase price.

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

Wheels Up (“WUP”) Termination

On June 30, 2023, we served WUP a Notice of Termination of the parties’ Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021 (the “GRP Agreement”). As a result of the termination, the GRP program did not generate revenue following the date of the GRP Agreement’s termination, which had a material impact on the financial statements for the year ended December 31, 2023. For some time prior to the termination of the GRP Agreement we were planning, for the strategic reasons of avoiding excessive reliance on a single customer and shifting towards focusing on wholesale and contractual retail customers, to scale down business with WUP, and we had already reflected scaled down revenue accordingly in our publicly disclosed projections. However, the termination of the GRP Agreement will have a material impact on the financial statements beyond 2023 until we are able to successfully effectuate this planned strategic shift and replace the revenue lost from the termination of the GRP Agreement. Additionally, as of June 27, 2023, WUP accounted for $15.7 million in receivables, which was a significant majority of total receivables at that time. When the agreement with WUP was terminated on June 30, 2023 the receivable balances were eliminated, as allowable under relevant accounting standards, by being applied against existing deposits held under the GRP Agreement. The GRP Agreement provided for an orderly draw down period of the designated aircraft at a maximum of two aircraft per month. The Company submitted a bill for monies due under the GRP Agreement during the draw down period through July 31, 2024. Billed but unrecorded amounts through June 30, 2026 totaled $59.0 million.

See the section entitled “Risk Factors — Risks Relating to Our Business and Industry - “On June 30, 2023, we terminated our agreement with Wheels Up that accounted for a significant portion of our total revenues for the years ended December 31, 2022 and 2023. Such termination could have an adverse effect on our business, results of operations, and financial condition if we fail to materially replace the revenue derived from Wheels Up moving forward as expected” in our Annual Report on Form 10-K for the year ended December 31, 2025 and Note 21 "Commitments and Contingencies" of the notes to the condensed consolidated financial statements (unaudited) included elsewhere in this Report, for more information on the WUP termination.

Fleet Modernization

During the fourth quarter of 2023, we began the process of modernizing our fleet. Our plan is to sell a portion of our fleet that is older and replace those aircraft with newer models, which will grant our customers access to newer aircraft. In connection with this effort, we have, in previous periods, and may in the future, record a portion of the fleet as being held for sale. We expect the fleet modernization to continue through fiscal 2026 and do not anticipate a material decline to revenue as we will replace sold models with the newer aircraft which offer increased availability and operating efficiency.

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

As of June 30, 2026, we had applied for $9.5 million and received $9.0 million of ERC. Our legal counsel has issued a legal opinion that we, more likely than not, qualified for the ERC. However, it remains uncertain whether we meet the qualifications required to receive the ERC. Therefore, the balance was included in accrued expenses and other current liabilities in the consolidated balance sheet should we be required to potentially repay the ERC.

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

Adjusted EBITDA and Adjusted EBITDAR

We calculate Adjusted EBITDA as net income (loss) adjusted for (i) interest (income) expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) litigation costs, (v) acquisition costs, (vi) equity-based compensation, (vii) non-cash loss on assets held for sale, which represents the impairment charges recognized on assets designated for sale prior to their disposal, (viii) realized losses on aircraft sold as part of fleet modernization efforts, (ix) loss on extinguishment of debt, (x), loss on abandoned projects, (xi) change in fair value of warrant liabilities, and (xii) SOX control remediation. We calculate Adjusted EBITDAR as Adjusted EBITDA, as further adjusted for aircraft lease costs.

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

The following table reconciles Adjusted EBITDA and Adjusted EBITDAR to net loss, the most directly comparable U.S. GAAP measure (in thousands):

	Six Months Ended June 30,
	2026	2025
Net loss	$(24,836)	$(39,176)
Add (deduct):
Interest income	(213)	(939)
Interest expense	10,956	9,817
Income tax expense	60	—
Depreciation and amortization	10,634	12,021
Litigation costs (1)	346	240
Acquisition costs (2)	665	757
Equity-based compensation	4,121	2,013
Non-cash loss on assets held for sale (3)	—	197
Realized (gains) losses due to fleet modernization(4)	3,508	(57)
Loss on extinguishment of debt	—	4,161
Loss on abandoned projects(5)	405	—
Change in fair value of warrant liabilities	(1,449)	(781)
SOX control remediation	31	149
Adjusted EBITDA	4,228	(11,598)
Aircraft lease costs	8,038	10,290
Adjusted EBITDAR	$12,266	$(1,308)

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
(5)
Represents losses on construction-in-process activities for which the Company is no longer pursuing completion.

Key Operating Metrics

In addition to financial measures, we regularly review certain key operating metrics to evaluate our business, determine the allocation of resources, and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business.The Company also provided services to Volato legacy members and fractional owners. As a result, we have included the aircraft on Volato's certificate, hours flown on those aircraft, and the members and fractional owners in the operating metrics below for completeness.

The following table summarizes our key operating metrics:

	Six Months Ended June 30,
	2026	2025
Members contributing to revenues	1,148	1,077
Active members	835	984
Average aircraft on certificate	81	96
Aircraft contributing to revenues	82	86
Total flight hours	38,577	35,947
Total hours per aircraft	486	375
Members per aircraft	14.0	12.5
Ending aircraft on certificate	79	93

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

Members per aircraft

We define members per aircraft as members contributing to revenues divided by aircraft contributing to revenues. We use members per aircraft to control the customer experience through the management of our customer to aircraft ratio. For the six months ended June 30, 2026, 97.9% of our customers were fulfilled on our fleet without the potential high-cost of reliance of third parties to meet demand. An optimal customer to aircraft ratio allows us to gain a competitive advantage by having sufficient aircraft available to meet member demand and be flexible to backfill unused aircraft for wholesale use.

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

Other income (expense)

Interest income

Interest income consists of interest earned on municipal bond funds, certificates of deposit and U.S. Treasury bills.

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

Other income (expense)

Other expense consists of realized gain/loss on sales of investment securities, income/loss on abandoned projects, commission income and state tax payments.

Results of Operations

Results of Our Operations for the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

The following table sets forth our results of operations for the six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Six Months Ended June 30,		Change in
	2026	2025	$	%
Revenue	$207,474	$179,457	$28,017	15.6%
Costs and expenses
Cost of revenue	165,695	154,434	11,261	7.3%
Selling, general and administrative	44,994	41,288	3,706	9.0%
Depreciation and amortization	10,634	12,021	(1,387)	(11.5)%
(Gain) loss on aircraft sales and aircraft held for sale	1,528	(1,190)	2,718	(228.4)%
Total costs and expenses	222,851	206,553	16,298	7.9%
Loss from operations	(15,377)	(27,096)	11,719	(43.2)%
Other income (expense)
Interest income	213	939	(726)	(77.3)%
Interest expense	(10,956)	(9,817)	(1,139)	11.6%
Gain (loss) on lease termination	(324)	19	(343)	(1805.3)%
Change in fair value of warrant liabilities	1,449	781	668	85.5%
Loss on extinguishment of debt	—	(4,161)	4,161	(100.0)%
Other income	219	159	60	37.7%
Total other expense, net	(9,399)	(12,080)	2,681	(22.2)%
Loss before income taxes	(24,776)	(39,176)	14,400	(36.8)%
Income tax expense	60	—	60	100.0%
Net loss	(24,836)	(39,176)	14,340	(36.6)%
Less: Net loss attributable to redeemable noncontrolling interests	(13,400)	(29,621)	16,221	(54.8)%
Less: Net income attributable to noncontrolling interests	2,443	658	1,785	271.3%
Net loss attributable to flyExclusive, Inc.	$(13,879)	$(10,213)	$(3,666)	35.9%

Revenue

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
Jet club and charter	$178,610	$156,452	$22,158	14.2%
Fractional ownership	21,896	17,055	4,841	28.4%
Maintenance, repair, and overhaul	6,374	4,633	1,741	37.6%
Aircraft management services	594	1,317	(723)	(54.9)%
Total revenue	$207,474	$179,457	$28,017	15.6%

Jet club and charter revenue increased by $22.2 million, or 14.2%, to $178.6 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. Jet club and charter flight hours increased by 6.8% and effective hourly rates increased by 6.9% during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Fractional ownership revenue increased by $4.8 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 primarily due to an increase in fractional membership.

Maintenance, repair, and overhaul revenue increased by $1.7 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 primarily due to an increase in external services for outside customers.

Aircraft management services revenue decreased by $0.7 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, as a result of the Company providing certain aircraft management services to a lower number of aircraft owners under the Volato Agreement.

We expect our revenue to increase over time as a result of adding aircraft to our fleet and forecasted membership growth.

Costs and expense

Cost of revenue

Cost of revenue increased by $11.3 million, or 7.3%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to:

-
An increase of $10.7 million in fuel expense, primarily as a result of increased costs driven by the war in Iran;
-
An increase of $2.6 million in overhaul program expense;
-
An increase of $2.2 million for aircraft IT, Wi-Fi and ground expenses;
-
An increase of $1.8 million for salaries and wage related expense;
-
A decrease of $2.6 million in repairs and maintenance expense;
-
A decrease of $2.5 million in lease expense; and
-
A decrease of $0.9 million in insurance expense.

While expenses increased, the gross margin improved from 13.9% for the six months ended June 30, 2025 to 20.1% for the six months ended June 30, 2026, primarily as a result of the realization of benefits associated with the Company's fleet modernization efforts.

Selling, general and administrative

Selling, general and administrative expenses increased by $3.7 million, or 9.0%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase in selling, general and administrative expenses in absolute terms was primarily attributable to:

-
An increase of $3.3 million in personnel related expenses;
-
An increase of $0.4 million in bad debt expense;
-
An increase of $0.9 million in other miscellaneous administrative expenses; and
-
A decrease of $0.9 million in software and training costs.

Primarily because of the growth in revenue, selling, general and administrative expenses dropped to 21.7% of revenue for the six months ended June 30, 2026, compared with 23.0% for the same period in 2025.

Depreciation and amortization

Depreciation and amortization expenses decreased by $1.4 million, or 11.5%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease was primarily due to a decrease in depreciation expense resulting from a decrease in owned aircraft.

(Gain) loss on aircraft sales and aircraft held for sale

(Gain) loss on aircraft sales and aircraft held for sale changed by $2.7 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, as a result of the favorable environment for selling aircraft for the six months ended June 30, 2025 as compared to the six months ended June 30, 2026.

Other income (expense)

Interest income

Interest income decreased by $0.7 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily as a result of the liquidation of the investments in securities portfolio period over period.

Interest expense

Interest expense increased by $1.1 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily as a result of increases in interest rates on outstanding debt.

Gain (Loss) on lease termination

The (loss) on lease termination increased by $0.3 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to impairment on leasehold improvements associated with disposed aircraft in the current period.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities changed by $0.7 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, due to changes in the observable inputs by which the Public Warrants and Private Placement Warrants are valued.

Loss on extinguishment of debt

The loss on extinguishment of debt decreased by $4.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 as a result of the exchange of the EGA Sponsor Note for additional shares of Series B Preferred Stock in the first quarter of 2025.

Results of Our Operations for the Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

The following table sets forth our results of operations for the three months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended June 30,		Change in
	2026	2025	$	%
Revenue	$111,124	$91,332	$19,792	21.7%
Costs and expenses
Cost of revenue	88,436	77,609	10,827	14.0%
Selling, general and administrative	22,281	20,298	1,983	9.8%
Depreciation and amortization	5,450	5,770	(320)	(5.5)%
Loss on aircraft sales and aircraft held for sale	708	15	693	4620.0%
Total costs and expenses	116,875	103,692	13,183	12.7%
Loss from operations	(5,751)	(12,360)	6,609	(53.5)%
Other income (expense)
Interest income	37	236	(199)	(84.3)%
Interest expense	(5,667)	(4,429)	(1,238)	28.0%
Loss on lease termination	(38)	(19)	(19)	100.0%
Change in fair value of warrant liabilities	226	212	14	6.6%
Other income (expense)	(214)	231	(445)	(192.6)%
Total other expense, net	(5,656)	(3,769)	(1,887)	50.1%
Loss before income taxes	(11,407)	(16,129)	4,722	(29.3)%
Income tax expense	57	—	57	100.0%
Net loss	(11,464)	(16,129)	4,665	(28.9)%
Less: Net loss attributable to redeemable noncontrolling interests	(5,501)	(12,063)	6,562	(54.4)%
Less: Net income attributable to noncontrolling interests	1,413	698	715	102.4%
Net loss attributable to flyExclusive, Inc.	$(7,376)	$(4,764)	$(2,612)	54.8%

Revenue

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
Jet club and charter	$95,499	$79,454	$16,045	20.2%
Fractional ownership	11,000	8,454	2,546	30.1%
Maintenance, repair, and overhaul	4,366	2,872	1,494	52.0%
Aircraft management services	259	552	(293)	(53.1)%
Total revenue	$111,124	$91,332	$19,792	21.7%

Jet club and charter revenue increased by $16.0 million, or 20.2%, to $95,499, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Jet club and charter flight hours increased by 9.0% and effective hourly rates increased by 10.3% during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Fractional ownership revenue increased by $2.5 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 due to an increase in fractional membership.

Maintenance, repair, and overhaul revenue increased by $1.5 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 due to an increase in external services for outside customers.

Aircraft management services revenue decreased by $0.3 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 as a result of the Company providing certain aircraft management services to a lower number of aircraft owners under the Volato Agreement.

We expect our revenue to increase over time as a result of adding aircraft to our fleet and forecasted membership growth.

Costs and expenses

Cost of revenue

Cost of revenue increased by $10.8 million, or 14.0%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to:

•
An increase of $8.3 million in fuel expense, primarily as a result of increased costs driven by the war in Iran;
-
An increase of $2.2 million in overhaul programs;
-
An increase of $1.4 million for salaries and wage related expense;
-
An increase of $1.4 million in aircraft IT, Wi-Fi and ground expenses;
-
A decrease of $1.2 million for affiliate lift expense;
-
A decrease of $0.8 million in lease expenses; and
-
A decrease of $0.6 million in repairs and maintenance expense.

While expenses increased, the gross margin improved to 20.4% for the three months ended June 30, 2026 from 15.0% for the three months ended June 30, 2025, primarily as a result of the realization of benefits associated with the Company's fleet modernization efforts.

Selling, general and administrative

Selling, general and administrative expenses increased by $2.0 million, or 9.8%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase in selling, general and administrative expenses in absolute terms was primarily attributable to:

-
An increase of $2.1 million in personnel related expenses;
-
An increase of $0.6 million in miscellaneous administrative expenses; and
-
A decrease of $0.7 million in professional fees, advertising, marketing costs, and training expenses.

Primarily because of the growth in revenue, selling, general and administrative expenses dropped to 20.1% of revenue for the three months ended June 30, 2026, compared with 22.2% for the same period in 2025.

Depreciation and amortization

Depreciation and amortization expenses decreased by $0.3 million or 5.5% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily due to an decrease in depreciation expense resulting from a decrease in owned aircraft.

Other income (expense)

Interest income

Interest income decreased by $0.2 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily as a result of the liquidation of the investments in securities portfolio period over period.

Interest expense

Interest expense increased by $1.2 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily as a result of increases in interest rates on outstanding debt.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Our principal sources of liquidity have historically consisted of financing activities, including proceeds from equity investments by our chief executive officer, Thomas James Segrave Jr., as well as sales of Class A Common Stock, notes payable, and operating activities, primarily from the increase in deferred revenue associated with prepaid flights. As of June 30, 2026, we had $14.2 million of cash and cash equivalents. In addition, as described below, in January 2024 we entered into a senior secured note to borrow up to $25.8 million and as described below, in March 2024, we issued non-convertible redeemable Series A preferred stock that provided the Company with approximately $25.0 million of capital, and in August 2024, we issued convertible Series B preferred stock that provided the Company with approximately $25.5 million of capital. Our cash equivalents primarily consist of liquid money market funds, and our investments primarily consist of fixed-income securities including municipal issues.

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

Cash Requirements

Our material cash requirements include the following contractual and other obligations:

Debt

See Note 14 "Debt" to our financial statements included elsewhere in this Report for further information on the debt arrangements discussed below.

Short Term Notes Payable

We have entered into multiple short-term loan agreements with various lenders for the purpose of financing the purchase of aircraft. The loan agreements have varying interest rates, maturity dates and lender-imposed restrictions.

Credit Facility (Term Loan)

In August 2018, we entered into a term loan agreement with a maximum borrowing capacity of $12.3 million. We have since entered into amended term loan agreements, which raised the maximum borrowing capacity to $15.3 million. As of June 30, 2026 we had $0 outstanding under the Credit Facility (Term Loan), and we are not exploring renewal of the term loan agreement.

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

See Note 15 "Leases" to our financial statements included elsewhere in this Report for further detail of our lease arrangements.

Short-Term Expenditures

We currently anticipate that cash required for expenditures for the 12 months after the date of this Report is approximately $146.6 million, which includes accounts payable of $40.4 million, other current liabilities of $33.9 million, short-term notes payable of $6.9 million, long-term notes payable - related party, current portion of $19.5 million, long-term notes payable, current portion of $24.4 million, and non-cancellable lease payments of $21.5 million. We plan to refinance contractual principal payments that comprise the short-term debt liability as they become due. As stated above, we have maintained a positive relationship with our debtholders and have not historically had any difficulty refinancing our debt obligations. Based on our historical experience and the fact that we have not suffered any decline in creditworthiness, we expect that our cash on hand and cash earnings will enable us to secure the necessary refinancing. The accounts payable, accrued expenses, and lease liabilities will be settled using a combination of cash generated by operations and incremental borrowing activity, if necessary.

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Item 1A, "Risk Factors — Risks Related to Our Business and Industry," as described in our Annual Report on Form 10-K for the year ended December 31, 2025.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$2,129	$(10,101)
Investing activities	(17,800)	81,949
Financing activities	567	(87,723)
Net increase (decrease) in cash and cash equivalents	$(15,104)	$(15,875)

Net cash flows from operating activities

Net cash provided by operating activities for the six months ended June 30, 2026 was $2.1 million, resulting from our net loss of $24.8 million, adjusted for $11.4 million of depreciation and amortization, $0.9 million in non-cash interest expense, $9.9 million in non-cash rent expense, $1.5 million loss on aircraft sales and aircraft held for sale, $3.3 million of stock based compensation, and a $0.7 million increase from net changes in operating assets and liabilities, partially offset by $1.4 million change in the fair value of warrant liabilities . The $0.7 million inflow from operating assets and liabilities is primarily due to a $9.8 million increase in accounts payable, a $8.6 million increase in other non-current liabilities, and a $3.3 million decrease in notes receivable - related parties, partially offset by a $9.8 million decrease in operating lease liabilities, $2.9 decrease in deferred revenue, a $2.6 million decrease in other current liabilities, $2.1 million increase in accounts receivable, and $1.4 million increase in parts and supplies inventory.

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

Net cash flows from investing activities

Net cash used in investing activities for the six months ended June 30, 2026 was $17.8 million, primarily due to purchases of property and equipment of $19.1 million, purchases of engine overhauls of $14.1 million, and purchases of investments of $4.9 million, partially offset by proceeds from the sale of property and equipment of $15.8 million, and proceeds from the sale of investments of $4.9 million.

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

Net cash flows from financing activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $0.6 million, resulting primarily from proceeds from the issuance of common stock of $20.7 million, proceeds from the issuance of debt of $13.7 million, and proceeds from the failed sale-leaseback of aircraft of $4.7 million. Partially offsetting the increase in net cash used in financing activities was repayment of debt of $29.7 million, net cash distributions to noncontrolling interests of $4.1 million, principal payments of finance leases of $2.9 million and payment of debt issuance costs of $1.9 million.

Net cash used in financing activities for the six months ended June 30, 2025 was $87.7 million, resulting primarily from repayment of debt of $79.4 million and net cash distributions to noncontrolling interests of $16.6 million. Partially offsetting the decrease in net cash used in financing activities was proceeds from the issuance of preferred equity of $5.8 million and proceeds from the issuance of debt of $3.5 million.

Contractual Obligations, Commitments and Contingencies

Our principal commitments consist of contractual cash obligations under our borrowings with banks, and operating leases for certain controlled aircraft, corporate headquarters, and operational facilities, including aircraft hangars. Our obligations under our borrowing arrangements are described in Note 14 "Debt" and for further information on our leases, see Note 15 "Leases" of the accompanying condensed consolidated financial statements (unaudited) included elsewhere in this Report.

From time to time, we are involved in various litigation matters arising in the ordinary course of business. We believe that we have meritorious arguments in our current litigation matters and that any outcome, either individually or in the aggregate, will not be material to our financial position or results of operations.

Critical Accounting Policies and Estimates

There were no significant changes to the Company's critical accounting policies during the six months ended June 30, 2026 as compared with those disclosed within Part II, Item 7 — “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2025, aside from those included below:

Public Warrants, Private Warrants and Penny Warrants

As of June 30, 2026, the Company has the following warrants issued, (i) the Public Warrants initially included in the EGA units issued in EGA's initial public offering, (ii) the warrants of EGA held by EG Sponsor LLC (the “EGA Sponsor”) that were issued to the EGA Sponsor at the closing of EGA's initial public offering (the "Private Placement Warrants,"), (iii) warrants issued on March 4, 2024 in connection with the Series A Preferred Stock offering as described within Note 22 "Stockholders’ Equity (Deficit), Temporary Equity and Noncontrolling Interests" (the "Series A Penny Warrants"), and (iv) warrants issued on August 8, 2024, August 14, 2024, and March 21, 2025 in connection with the August 2024 and March 2025 Series B Preferred Stock offerings and the March 2025 note conversion as described within Note 22 "Stockholders' Equity (Deficit), Temporary Equity and Noncontrolling Interests" (the "Series B Penny Warrants," together with the Series A Penny Warrants, the "Penny Warrants," and together with the Public Warrants, the Private Placement Warrants and the Series A Penny Warrants, the "Warrants").

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

Temporary Equity

The Company accounts for its common and preferred stock subject to possible redemption in accordance with the guidance in ASC 480. Common and preferred stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common and preferred stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Series A Preferred Stock and Series B Preferred Stock (as defined within Note 22 "Stockholders’ Equity (Deficit), Temporary Equity and Noncontrolling Interests") feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. All shares of our Series B Preferred Stock converted into shares of our Class A Common Stock on December 31, 2025. Accordingly, 25,000 shares of Series A Preferred Stock and 0 shares of Series B Preferred Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet at June 30, 2026.

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

We have chosen to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of SOX, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (United States) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. We may remain an “emerging growth company” until the last day of the fiscal year following the fifth anniversary of the completion of our IPO, which will be December 31, 2026. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenue equals or exceeds $1.235 billion, or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an “emerging growth company” prior to the end of such five-year period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation, we concluded that, at the end of the period covered by this Report, our disclosure controls and procedures were not effective due to material weaknesses in the Company’s internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2025.

Changes in Internal Control Over Financial Reporting

Except for the continuing remediation efforts previously reported in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 21 "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this Report for a description of legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

We did not make any purchases of our common stock during the three months ended June 30, 2026, which is the second quarter of our fiscal year.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Insider Trading Arrangements - During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION	FILED HEREWITH	FORM	EXHIBIT	FILING DATE

10.1	Amendment No. 5 dated July 13, 2026, to Amended and Restated Agreement and Plan of Merger and Reorganization, dated May 6, 2025, by and among flyExclusive, Inc., FlyX MergerSub, Jet.AI Inc. and Jet.AI SpinCo, Inc.		8-K	10.1	7/14/2026

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Chief Executive Officer and the President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders' Equity (Deficit) and Temporary Equity , (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

FLYEXCLUSIVE, INC.

Dated: August 12, 2026	By:	/s/ Thomas James Segrave, Jr.
	Name:	Thomas James Segrave, Jr.
	Title:	Chief Executive Officer and Chairman

Dated: August 12, 2026	By:	/s/ Brad G. Garner
	Name:	Brad G. Garner
	Title:	Chief Financial Officer

Dated: August 12, 2026	By:	/s/ Zachary M. Nichols
	Name:	Zachary M. Nichols
	Title:	Chief Accounting Officer