Form 10-Q
period 2026-09-30
FLYEXCLUSIVE INC.
filed 2026-11-12
CIK 1843973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 001-40444

flyExclusive, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-1740840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4000 Center at North Hills Street Suite 300 Raleigh, NC	27609
(Address of Principal Executive Offices)	(Zip Code)

(252) 208-7715

(Registrant's telephone number, including area code)

2860 Jetport Road Kinston, NC 28504

(Former name, former address and former fiscal year, if changed since last report)

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

The Registrant had outstanding 54,228,914 shares of Class A Common Stock, par value $0.0001 per share, and 49,930,000 shares of Class B Common Stock, par value $0.0001 per share as of October 31, 2026.

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

Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this Report as well as the risks described under Item 1A - “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025, and in other documents which we file with the Securities and Exchange Commission (“SEC”). In addition, such statements could be affected by risks and uncertainties related to:

•
our ability to recognize the anticipated benefits from the recent merger between a merger subsidiary established by flyExclusive and a subsidiary of Jet.AI, Inc. (the “Jet.AI Merger”), which closed on July 13, 2026, and the final post-closing settlement of the Jet.AI Merger, which occurred on October 28, 2026, including the Jet.AI net cash condition, and the relative ownership levels in and shares issued by flyExclusive in such final settlement as of the closing date, which depended on Jet.AI's net cash as of the closing date;
•
risks associated with the overall economy, including recent and future increases in interest rates, the impact of current or future shutdowns of the federal government, and the potential for recession;
•
the risk of downturns in the aviation industry, including due to increases in fuel costs in light of the conflict in Iran and the Middle East, the war in Ukraine, the Israel and Hamas conflict in Gaza, the political uncertainty in Venezuela, and other global political and economic issues;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

flyExclusive, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share amounts)	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$19,560	$29,340
Accounts receivable, net	4,682	3,030
Other receivables	6,978	6,235
Due from related parties, current portion	2,357	1,325
Parts and supplies inventory, net	7,940	5,068
Other investments	5,667	—
Prepaid engine overhauls, current portion	23,136	15,601
Aircraft held for sale, current portion	—	3,421
Prepaid expenses and other current assets	13,849	10,352
Total current assets	84,169	74,372
Notes receivable - related party, non-current portion, net	7,078	7,728
Property and equipment, net	224,555	223,730
Operating lease right-of-use assets	55,682	61,028
Finance lease right-of-use assets	40,793	26,061
Prepaid engine overhauls, non-current portion	39,931	42,694
Other non-current assets	4,709	4,383
Total assets	$456,917	$439,996
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$35,779	$30,674
Long-term notes payable, current portion	23,469	29,905
Deferred revenue, current portion	139,874	135,891
Operating lease liabilities, current portion	12,228	14,932
Finance lease liabilities, current portion	9,383	4,451
Other current liabilities	36,465	36,519
Short-term notes payable	7,591	8,537
Long-term notes payable - related party, current portion	19,483	9,041
Total current liabilities	284,272	269,950
Long-term notes payable, non-current portion	78,376	79,031
Long-term notes payable - related party, non-current portion	14,623	30,621
Operating lease liabilities, non-current portion	47,988	47,493
Finance lease liabilities, non-current portion	24,371	19,159
Deferred revenue, non-current portion	31,003	26,428
Warrant liabilities	2,374	4,444
Other non-current liabilities	56,785	47,140
Total liabilities	$539,792	$524,266

Temporary equity
Redeemable noncontrolling interest	62,513	213,411
Series A preferred stock, par value $0.0001; 25,000 shares authorized and 25,000 shares issued and outstanding	32,001	27,965
Stockholders' deficit
Class A common stock; par value $0.0001; 200,000,000 and 200,000,000 shares authorized; 52,684,339 and 31,184,738 shares issued and outstanding, respectively	5	3
Class B common stock; par value $0.0001; 100,000,000 and 100,000,000 shares authorized; 49,930,000 and 59,930,000 shares issued and outstanding, respectively	5	6
Additional paid-in capital	286,737	113,625
Accumulated deficit	(465,947)	(440,385)
Total flyExclusive stockholders’ deficit	(179,200)	(326,751)
Noncontrolling interests	1,811	1,105
Total stockholders’ deficit	(177,389)	(325,646)
Total liabilities, temporary equity and stockholders' deficit	$456,917	$439,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

flyExclusive, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share amounts)	2026	2025	2026	2025
Revenue	$111,063	$92,132	$318,537	$271,589
Costs and expenses
Cost of revenue	86,448	79,533	252,143	233,967
Selling, general and administrative	22,345	19,516	67,339	60,804
Depreciation and amortization	5,468	6,505	16,102	18,526
Loss (gain) on aircraft sales and aircraft held for sale	4,654	(2,123)	6,182	(3,313)
Total costs and expenses	118,915	103,431	341,766	309,984
Loss from operations	(7,852)	(11,299)	(23,229)	(38,395)
Other income (expense)
Interest income	63	156	276	1,095
Interest expense	(5,742)	(5,052)	(16,698)	(14,869)
Loss on lease termination	(698)	(2,158)	(1,022)	(2,137)
Change in fair value of warrant liabilities	621	(2,812)	2,070	(2,031)
Loss on extinguishment of debt	—	—	—	(4,161)
Other income	624	87	843	300
Total other expense, net	(5,132)	(9,779)	(14,531)	(21,803)
Loss before income taxes	(12,984)	(21,078)	(37,760)	(60,198)
Income tax expense	13	—	73	—
Net loss	(12,997)	(21,078)	(37,833)	(60,198)
Less: Net loss attributable to redeemable noncontrolling interests	(6,396)	(15,766)	(19,796)	(45,387)
Less: Net income (loss) attributable to noncontrolling interests	1,046	(1,044)	3,489	(386)
Net loss attributable to flyExclusive, Inc.	(7,647)	(4,268)	(21,526)	(14,425)
Add: Series A Preferred Dividends	(1,316)	(1,056)	(4,036)	(3,095)
Add: Series B Preferred Dividends	—	(1,584)	—	(3,881)
Net loss attributable to common stockholders	$(8,963)	$(6,908)	$(25,562)	$(21,401)
Basic and Diluted Loss Per Share	$(0.15)	$(0.25)	$(0.48)	$(0.80)
Weighted Average Common Shares Outstanding (Basic & Diluted)	59,433,359	27,772,428	53,195,639	26,910,055
Other comprehensive loss
Net loss attributable to flyExclusive, Inc.	(7,647)	$(4,268)	(21,526)	$(14,425)
Reclassification adjustment for gains realized in net income	—	—	(3)	—
Comprehensive loss attributable to flyExclusive, Inc.	$(7,647)	$(4,268)	$(21,529)	$(14,425)

The accompanying notes are an integral part of these condensed consolidated financial statements.

flyExclusive, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Deficit) and Temporary Equity (Unaudited)

	Temporary Equity		Permanent Equity
	Redeemable noncontrolling	Series A Preferred	Class A Common stock		Class B Common stock		Additional paid-in	Accumulated other comprehensive income	Accumulated	Total fly Exclusive stockholders’ equity	Noncontrolling	Total stockholders’ equity
(in thousands, except share amounts)	interest	stock	Shares	Amount	Shares	Amount	capital	(loss)	deficit	(deficit)	Interests	(deficit)
Balances at December 31, 2025	$213,411	$27,965	31,184,738	$3	59,930,000	$6	$113,625	$—	$(440,385)	$(326,751)	$1,105	$(325,646)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	7,315	7,315
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(2,272)	(2,272)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	3	—	3	—	3
Issuance of Class A common stock pursuant to Securities Purchase Agreements	—	—	4,007,022	1	—	—	18,453	—	—	18,454	—	18,454
Accretion of redeemable noncontrolling interest to redemption amount	(58,224)	—	—	—	—	—	58,224	—	—	58,224	—	58,224
Dividends payable on Series A Preferred temporary equity	—	1,155	—	—	—	—	—	—	(1,155)	(1,155)	—	(1,155)
Amortization of discount on Series A Preferred temporary equity	—	274	—	—	—	—	—	—	(274)	(274)	—	(274)
Redemption of Class B Common Stock for Class A Common Stock	(34,595)	—	10,000,000	1	(10,000,000)	(1)	34,595	—	—	34,595	—	34,595
Stock based compensation	—	—	—	—	—	—	1,631	—	—	1,631	—	1,631
Net (loss) income	(7,899)	—	—	—	—	—	—	—	(6,503)	(6,503)	1,030	(5,473)
Balances at March 31, 2026	$112,693	$29,394	45,191,760	$5	49,930,000	$5	$226,528	$3	$(448,317)	$(221,776)	$7,178	$(214,598)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	103	103
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(4,736)	(4,736)
Reclassification adjustment for realized gains on available-for-sale securities	—	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Issuance of Class A common stock pursuant to Securities Purchase Agreements	—	—	1,283,096	—	—	—	3,622	—	—	3,622	—	3,622
Accretion of redeemable noncontrolling interest to redemption amount	(5,134)	—	—	—	—	—	5,134	—	—	5,134	—	5,134
Dividends payable on Series A Preferred temporary equity	—	1,094					—	—	(1,094)	(1,094)	—	(1,094)
Amortization of discount on Series A Preferred temporary equity	—	197	—	—	—	—	—	—	(197)	(197)	—	(197)
Stock based compensation	—	—					1,652	—	—	1,652	—	1,652
Net (loss) income	(5,501)	—	—	—	—	—	—	—	(7,376)	(7,376)	1,413	(5,963)
Balances at June 30, 2026	$102,058	$30,685	46,474,856	$5	49,930,000	$5	$236,936	$—	$(456,984)	$(220,038)	$3,958	$(216,080)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	1,387	1,387
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(4,580)	(4,580)
Issuance of Class A common stock pursuant to Securities Purchase Agreements	—	—	532,591	—	—	—	670	—	—	670	—	670
Issuance of Class A common stock in connection with asset acquisition	—	—	5,676,892	—	—	—	14,313	—	—	14,313	—	14,313
Accretion of redeemable noncontrolling interest to redemption amount	(33,149)	—	—	—	—	—	33,149	—	—	33,149	—	33,149
Dividends payable on Series A Preferred temporary equity	—	1,106	—	—	—	—	—	—	(1,106)	(1,106)	—	(1,106)
Amortization of discount on Series A Preferred temporary equity	—	210	—	—	—	—	—	—	(210)	(210)	—	(210)
Stock based compensation	—	—	—	—	—	—	1,669	—	—	1,669	—	1,669
Net (loss) income	(6,396)	—	—	—	—	—	—	—	(7,647)	(7,647)	1,046	(6,601)
Balances at September 30, 2026	$62,513	$32,001	52,684,339	$5	49,930,000	$5	$286,737	$—	$(465,947)	$(179,200)	$1,811	$(177,389)

flyExclusive, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Deficit) and Temporary Equity (Unaudited) (continued)

	Temporary Equity			Permanent Equity
	Redeemable noncontrolling	Series A Preferred	Series B Preferred	Class A Common stock		Class B Common stock		Additional paid-in	Accumulated other comprehensive income	Accumulated	Total fly Exclusive stockholders’ equity	Noncontrolling	Total stockholders’ equity
(in thousands, except share amounts)	interest	stock	stock	Shares	Amount	Shares	Amount	capital	(loss)	deficit	(deficit)	Interests	(deficit)
Balances at December 31, 2024	$159,514	$23,799	$15,073	18,199,586	$2	59,930,000	$6	$—	$(56)	$(233,441)	$(233,489)	$23,431	$(210,058)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	71	71
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(9,636)	(9,636)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	—	54	—	54	—	54
Issuance of Class A common stock pursuant to Securities Purchase Agreement	—	—	—	2,000,000	—	—	—	5,800	—	—	5,800	—	5,800
Issuance of Series B Preferred stock	—	—	3,963	—	—	—	—	4,426	—	—	4,426	—	4,426
Accretion of redeemable noncontrolling interest to redemption amount	50,068	—	—	—	—	—	—	(11,100)	—	(38,968)	(50,068)	—	(50,068)
Dividends payable on Series A Preferred temporary equity	—	662	—	—	—	—	—	—	—	(662)	(662)	—	(662)
Amortization of discount on Series A Preferred temporary equity	—	345	—	—	—	—	—	—	—	(345)	(345)	—	(345)
Dividends payable on Series B Preferred temporary equity	—	—	992	—	—	—	—	—	—	(992)	(992)	—	(992)
Amortization of discount on Series B Preferred temporary equity	—	—	190	—	—	—	—	(190)	—	—	(190)	—	(190)
Stock based compensation	—	—	—	—	—	—	—	1,064	—	—	1,064	—	1,064
Net loss	(17,558)	—	—	—	—	—	—	—	—	(5,449)	(5,449)	(40)	(5,489)
Balances at March 31, 2025	$192,024	$24,806	$20,218	20,199,586	$2	59,930,000	$6	$—	$(2)	$(279,857)	$(279,851)	$13,826	$(266,025)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	1,354	1,354
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(9,431)	(9,431)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	—	2	—	2	—	2
Accretion of redeemable noncontrolling interest to redemption amount	(24,839)	—	—	—	—	—	—	24,839	—	—	24,839	—	24,839
Dividends payable on Series A Preferred temporary equity	—	758	—	—	—	—	—	—	—	(758)	(758)	—	(758)
Amortization of discount on Series A Preferred temporary equity	—	274	—	—	—	—	—	—	—	(274)	(274)	—	(274)
Dividends payable on Series B Preferred temporary equity	—	—	1,305	—	—	—	—	—	—	(1,305)	(1,305)	—	(1,305)
Dividends paid on Series B Preferred temporary equity	—	—	(360)	—	—	—	—		—	—	—	—	—
Amortization of discount on Series B Preferred temporary equity	—	—	188	—	—	—	—	(188)	—	—	(188)	—	(188)
Stock based compensation	—	—		—	—	—	—	948	—	—	948	—	948
Net income (loss)	(12,063)	—	—	—	—	—	—	—	—	(4,764)	(4,764)	698	(4,066)
Balances at June 30, 2025	$155,122	$25,838	$21,351	20,199,586	$2	59,930,000	$6	$25,599	$—	$(286,958)	$(261,351)	$6,447	$(254,904)

flyExclusive, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Deficit) and Temporary Equity (Unaudited) (continued)

	Temporary Equity			Permanent Equity
	Redeemable noncontrolling	Series A Preferred	Series B Preferred	Class A Common stock		Class B Common stock		Additional paid-in	Accumulated other comprehensive income	Accumulated	Total fly Exclusive stockholders’ equity	Noncontrolling	Total stockholders’ equity
(in thousands, except share amounts)	interest	stock	stock	Shares	Amount	Shares	Amount	capital	(loss)	deficit	(deficit)	Interests	(deficit)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	102	102
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(5,972)	(5,972)
Accretion of redeemable noncontrolling interest to redemption amount	166,706	—	—	—	—	—	—	(26,348)	—	(140,358)	(166,706)	—	(166,706)
Dividends payable on Series A Preferred temporary equity	—	767	—	—	—	—	—	—	—	(767)	(767)	—	(767)
Amortization of discount on Series A Preferred temporary equity	—	289	—	—	—	—	—	—	—	(289)	(289)	—	(289)
Dividends payable on Series B Preferred temporary equity	—	—	1,584	—	—	—	—	—	—	(1,584)	(1,584)	—	(1,584)
Amortization of discount on Series B Preferred temporary equity	—	—	80	—	—	—	—	(80)	—	—	(80)	—	(80)
Stock based compensation		—	—	—	—	—	—	829	—	—	829	—	829
Net loss	(15,766)	—	—	—	—	—	—	—	—	(4,268)	(4,268)	(1,044)	(5,312)
Balances at September 30, 2025	$306,062	$26,894	$23,015	20,199,586	$2	59,930,000	$6	$—	$—	$(434,224)	$(434,216)	$(467)	$(434,683)

The accompanying notes are an integral part of these condensed consolidated financial statements.

flyExclusive, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(37,833)	$(60,198)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	14,810	16,538
Amortization of finance lease right-of-use assets	1,292	1,988
Amortization of contract costs	1,174	1,161
Non-cash interest income	(25)	(634)
Non-cash interest expense	1,405	2,174
Non-cash rent expense	14,755	16,497
Loss (gain) on aircraft sales and aircraft held for sale	6,182	(3,313)
Loss on lease termination	1,022	2,137
Provision for credit losses	443	105
Provision for inventory reserve	(16)	21
Realized loss on investment securities	—	238
Change in fair value of other investments	(125)	—
Change in fair value of private placement warrant liability	(563)	606
Change in fair value of public warrant liability	(328)	353
Change in fair value of penny warrant liability	(1,179)	1,072
Loss on extinguishment of debt	—	4,161
Stock-based compensation	4,952	2,841
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,834)	(839)
Notes receivable - related parties	3,250	—
Accounts receivable - related parties	(1,032)	1,385
Other receivables	(637)	(1,198)
Parts and supplies inventory	(2,856)	(404)
Prepaid expenses and other current assets	(4,411)	(4,172)
Operating lease liabilities	(14,372)	(16,300)
Other assets	265	(240)
Accounts payable	5,105	13,036
Other current liabilities	(956)	185
Deferred revenue	7,996	3,124
Other non-current liabilities	9,645	9,366
Net cash flows provided by (used in) operating activities	6,129	(10,310)
Cash flows from investing activities:
Capitalized development costs	313	(24)
Purchases of property and equipment	(24,429)	(14,923)
Proceeds from sales of property and equipment	30,585	47,048
Finance lease direct initial costs	(976)	(381)
Purchases of engine overhauls	(21,112)	(17,825)
Purchases of investments	(4,858)	(15,457)
Proceeds from sale of investments	4,866	80,025
Cash acquired from mergers and acquisitions	5,349	—
Net cash flows (used in) provided by investing activities	(10,262)	78,463

flyExclusive, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from financing activities:
Proceeds from issuance of debt	21,053	10,324
Repayment of debt	(38,698)	(84,145)
Proceeds from failed sale-leaseback of aircraft	4,700	15,500
Repayment of failed sale-leaseback of aircraft	(140)	—
Payment of debt issuance costs	(1,858)	(1,950)
Principal payments from finance leases	(4,852)	(3,864)
Payment of dividends, preferred stock	—	(361)
Cash contributions - noncontrolling interests	3,855	735
Cash distributions - noncontrolling interests	(11,120)	(23,184)
Proceeds from common stock issuance, net of issuance costs	21,413	5,800
Net cash flows used in financing activities	(5,647)	(81,145)
Net decrease in cash and cash equivalents	(9,780)	(12,992)
Cash and cash equivalents at beginning of period	29,340	31,694
Cash and cash equivalents at end of period	$19,560	$18,702
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Class A Common Stock issued in exchange for Jet.AI SpinCo, Inc. net assets acquired	$14,313	$-
Leasehold improvements funded by lessor	$2,887	$-
Change in redemption value of redeemable noncontrolling interest	$96,507	$191,935
Dividends payable and amortization of discount on Class A Temporary Equity	$4,036	$3,095
Dividends payable and amortization of discount on Class B Temporary Equity	$-	$4,339
Redemption of Class B Common Stock for Class A Common Stock	$34,595	$-
Issuances of Class A Common Stock	$1,333	$-
Transfers from prepaid engine overhaul to property and equipment	$2,414	$4,704
Transfer of fixed assets and prepaid engine overhauls to held for sale	$-	$1,238
Transfers of aircraft from held for sale, non-current portion to held for sale, current portion	$-	$4,085
Consideration payable to customer	$430	$-
Non-cash exchanges for non-controlling ownership interest	$5,418	$1,063

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

On December 27, 2023 (the "Closing Date"), EG Acquisition Corp., a Delaware corporation ("EGA"), and LGM, a North Carolina limited liability company, consummated a business combination (the "Merger") pursuant to the equity purchase agreement dated October 17, 2022 and subsequent amendment to the equity purchase agreement dated April 21, 2023 (collectively, the "Equity Purchase Agreement" or "EPA"). In connection with the closing of the Merger, EGA changed its name to flyExclusive, Inc. The Class A common stock of flyExclusive ("flyExclusive Class A Common Stock" or the "Company's Class A Common Stock") and the public warrants of flyExclusive (the “Public Warrants”) commenced trading on The NYSE American LLC under the symbols "FLYX" and "FLYX WS", respectively, on December 28, 2023.

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

All significant intercompany transactions and balances have been eliminated in consolidation. Where the Company’s ownership interest is less than 100%, the non-redeemable noncontrolling ownership interests held by third parties in the financial position and operating results of the Company’s subsidiaries and/or consolidated VIEs are reported as noncontrolling interest in the condensed consolidated balance sheets (unaudited) within stockholders' deficit. Noncontrolling ownership interests that can be redeemed for cash where redemption is not within the sole control of the Company are classified as temporary equity in the condensed consolidated balance sheets (unaudited) in accordance with Accounting Standards Codification ("ASC") 480-10-S99-3(A)(2).

Liquidity and Going Concern

During the nine months ended September 30, 2026, the Company incurred net losses and has operated with a working capital deficit. To date, the Company has financed its operations primarily through a combination of operating cash flows, the sale of equity securities and convertible debt, and borrowings under loan facilities. At September 30, 2026, the Company had an accumulated deficit of $465,947 and a working capital deficit, as defined by a shortfall of current assets as compared with current liabilities, of $200,103 and $195,578 as of September 30, 2026 and December 31, 2025, respectively. The Company’s net losses were $37,833 and $60,198 for the nine months ended September 30, 2026 and 2025, respectively. Net cash flows provided by (used in) operating activities were $6,129 and $(10,310) for the nine months ended September 30, 2026 and 2025, respectively. The Company expects to incur operating losses in the near term as the Company advances its fleet modernization and invests in long-term cost savings initiatives.

As of September 30, 2026, the Company had cash and cash equivalents of $19,560.

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

Acquisition of Jet.AI SpinCo, Inc.

On February 13, 2025, the Company entered into an Agreement and Plan of Merger (“Jet.AI Merger Agreement”), by and among the Company, FlyX Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), Jet.AI Inc., a Delaware corporation (“Jet.AI”) and Jet.AI SpinCo, Inc., a Delaware corporation, and a wholly owned subsidiary of Jet.AI (“SpinCo”). The parties to the Jet.AI Merger Agreement entered into an Amended and Restated Agreement and Plan of Merger and Reorganization on May 6, 2025, which was subsequently amended on July 30, 2025, October 10, 2025, January 13, 2026, and February 11, 2026.

On July 13, 2026, the Company and the other parties to the Amended and Restated Agreement and Plan of Merger, dated May 6, 2025 (the “Jet.AI A&R Merger Agreement”), executed Amendment No. 5 to the Jet.AI A&R Merger Agreement to, among other things, modify the post-closing net cash adjustment mechanism in the Jet.AI Merger. Also, on July 13, 2026, the Company closed the transactions under the Jet.AI A&R Merger Agreement. Pursuant to the Jet.AI A&R Merger Agreement, FlyX Merger Sub, Inc., a subsidiary of the Company, merged with and into SpinCo with SpinCo surviving as a wholly owned subsidiary of the Company. In connection with the closing of the transactions, 5,676,892 shares of Company Class A Common Stock were issued as consideration for the Jet.AI Merger, and 1,419,224 shares of Company Class A Common Stock (the “Reserve Shares”), representing 20% of the Jet.AI Merger Consideration Shares (as defined in the Jet.AI A&R Merger Agreement), were reserved but not issued to the SpinCo stockholders. The number of Reserve Shares to be issued to the SpinCo stockholders post-closing, which could differ from the shares held in reserve, is based upon the final determination of the net assets acquired of SpinCo as of closing and the resulting final purchase price. As of September 30, 2026, the shares held in reserve had not yet been issued, given the Jet.AI A&R Merger Agreement provides for a 90-day period after closing to ascertain the final purchase price prior to issuing additional shares of Class A Common Stock as required by the Jet.AI A&R Merger Agreement.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The Company accounted for the transactions under the Jet.AI A&R Merger Agreement as an asset acquisition under ASC Topic 805-50, Business Combinations, resulting in the recognition of all acquired assets and assumed liabilities on a relative fair value basis within the Company's condensed consolidated balance sheet. See Note 24 "Asset Acquisition" for additional details.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Public Warrants, Private Placement Warrants, and Penny Warrants

As of September 30, 2026, the following Company warrants were outstanding: (i) the Public Warrants initially included in the EGA units issued in EGA's initial public offering, (ii) the warrants of EGA held by EG Sponsor LLC (the “EGA Sponsor”) that were issued to the EGA Sponsor at the closing of EGA's initial public offering (the "Private Placement Warrants"), (iii) warrants issued on March 4, 2024 in connection with the Series A Preferred Stock offering as described within Note 23 "Stockholders’ Equity (Deficit), Temporary Equity and Noncontrolling Interests" (the "Series A Penny Warrants"), and (iv) warrants issued on August 8, 2024, August 14, 2024, and March 21, 2025 in connection with the March 2025 and August 2024 Series B Preferred Stock offerings and the March 2025 note conversion as described within Note 23 "Stockholders' Equity (Deficit), Temporary Equity and Noncontrolling Interests" (the "Series B Penny Warrants," together with the Series A Penny Warrants, the "Penny Warrants," and together with the Public Warrants, the Private Placement Warrants, and the Series A Penny Warrants, the "Warrants").

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

The Company’s cash and cash equivalents and other investments are carried at Level 1 or Level 3, determined according to the fair value hierarchy described above (see Note 5 "Fair Value Measurements").

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

The closing price of the Public Warrants is used as the fair value of the Public Warrants and Private Placement Warrants as of each relevant reporting date. The fair value of the Public Warrants is classified as a Level 1 fair value measurement due to the use of an observable market quote in an active market. The fair value of the Private Placement Warrants is classified as a Level 2 fair value measurement due to the use of an observable market quote for the Public Warrants, which are considered to be a similar asset in an active market.

Receivables, Net of Allowance for Credit Losses

Accounts receivable are recorded at the invoiced or earned amount billed to the customers and are reported as net of an allowance for credit losses. The Company applies an expected loss estimate to calculate the allowance for doubtful accounts. Under ASC 326, the Company maintains an allowance for credit losses and considers the level of past-due accounts based on the contractual terms of the receivables, historical write offs, and existing economic conditions, as well as its relationships with, and the economic status of individual accounts to calculate the allowance for credit losses. The estimated credit losses charged to the allowance are recorded as "selling, general and administrative" in the condensed consolidated statements of operations and comprehensive loss (unaudited). Accounts receivable are written off when deemed uncollectible based on individual credit evaluations and specific circumstances. The Company had an allowance for credit losses on accounts receivable of $80 as of both September 30, 2026 and December 31, 2025. As of September 30, 2026, one customer accounted for 19% of accounts receivable and as of December 31, 2025, two customers accounted for 19% and 13% of accounts receivable, respectively.

Notes receivable are recorded at amortized cost, and are reported as net of an allowance for credit losses. Under ASC 326, the Company maintains an allowance for credit losses based on the difference between the fair value of the collateral associated with the note, less costs to sell the asset, and the amortized cost basis of the note. The Company recognized no allowance for credit losses as of September 30, 2026 and December 31, 2025.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Redeemable Noncontrolling Interest

In connection with the Merger, the former holders (the "Existing Equityholders") of units of ownership interest in LGM (the "LGM Common Units") retained post-Merger ownership interests in LGM as noncontrolling interests. Pursuant to the Amended and Restated Operating Agreement, dated December 27, 2023 (the "Operating Agreement"), upon the first anniversary of the Closing Date, the Existing Equityholders may redeem all or a portion of their LGM Common Units for either (a) shares of the Company's Class A Common Stock or (b) an equivalent amount of cash as determined pursuant to the Operating Agreement.

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

Temporary Equity

The Company accounts for its common and preferred stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Common and preferred stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common and preferred stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Series A Preferred Stock and Series B Preferred Stock (as defined within Note 23 "Stockholders’ Equity (Deficit), Temporary Equity and Noncontrolling Interests") feature certain redemption rights that are outside of our control and subject to the occurrence of uncertain future events. Accordingly, 25,000 shares of Series A Preferred Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets at September 30, 2026 and December 31, 2025. No shares of Series B Preferred Stock were outstanding after December 31, 2025, and therefore are not subject to possible redemption.

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

Loss (Gain) on Aircraft Sales and Aircraft Held for Sale

The Company occasionally sells aircraft held for use from its fleet. The (gain) or loss from each transaction is recognized upon completion of the sale as a (gain) or loss on aircraft sales which is presented within the loss (gain) on aircraft sales and aircraft held for sale on the condensed consolidated statements of operations and comprehensive loss (unaudited).

The (gain) or loss on aircraft previously held for use as property and equipment and subsequently elected to actively market for sale is presented within the loss (gain) on aircraft sales and aircraft held for sale on the condensed consolidated statements of operations and comprehensive loss (unaudited). When a decision is made to actively market for sale, depreciation is discontinued, and aircraft held for sale is recorded at the lower of carrying value or fair value less costs to sell. We present aircraft assets held for sale at the lower of their current carrying value or their fair market value less costs to sell including $0 and $3,421 classified within “current assets” on the Company's consolidated balance sheets as of September 30, 2026 and December 31, 2025 , respectively, as well as $0 classified within "non-current assets" on the Company’s condensed consolidated balance sheets (unaudited) as of September 30, 2026 and December 31, 2025, respectively. The fair values are based on observable and unobservable inputs, including market trends and conditions. The assumptions used to determine the fair value of the assets held for sale are subject to inherent uncertainty and could produce a wide range of outcomes which the Company will continue to monitor in future periods as new information becomes available. Prior to the ultimate sale of the assets, subsequent changes in the estimate of the fair value of the assets held for sale will be recorded as a (gain) or loss with a corresponding adjustment to the assets’ carrying value.

The Company had zero and one aircraft classified as held for sale as of September 30, 2026 and December 31, 2025, respectively. The following table summarizes the Company's held for sale activity during the nine months ended September 30, 2026:

Nine Months Ended September 30,
2026
Aircraft held for sale as of December 31, 2025	$3,421
Aircraft held for sale sold	(3,421)
Aircraft reclassified to held for sale	—
Loss due to fair value adjustments	—
Aircraft held for sale as of September 30, 2026	$—

Contract Acquisition Costs

The Company pays commissions on deposits from new and recurring Jet Club member contracts. These commissions are contract acquisition costs that are capitalized as an asset on the condensed consolidated balance sheets (unaudited) as these are incremental amounts directly related to attaining contracts with customers. Sales commissions capitalized were $650 and $1,615 during the three and nine months ended September 30, 2026 respectively, and $471 and $1,328 during the three and nine months ended September 30, 2025, respectively.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

As of September 30, 2026 and December 31, 2025, contract acquisition costs of $1,115 and $920, respectively, were included within prepaid expenses and other current assets and $1,671 and $1,424, respectively, were included within other non-current assets on the condensed consolidated balance sheets (unaudited).

Capitalized contract costs are amortized on a straight-line basis concurrently over the same period of benefit in which the associated revenue is recognized. Amortization expense related to capitalized contract costs included in selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss (unaudited) was $418 and $1,174 during the three and nine months ended September 30, 2026, respectively, and $407 and $1,161 during the three and nine months ended September 30, 2025, respectively.

Other Accounting Policies

See the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for a description of other accounting principles upon which basis the accompanying condensed consolidated financial statements in this Report were prepared.

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326)", ("ASU 2025-05") which introduces a practical expedient for measuring expected credit losses on trade receivables and contract assets. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient, which permits assuming that current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating expected credit losses. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. The Company adopted ASU 2025-05 on a prospective basis effective January 1, 2026 and elected the practical expedient. The adoption did not have a material impact on the Company's condensed consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03"), and in January 2025 issued ASU 2025-01 "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date" ("ASU-2025-01"). ASU 2024-03 and ASU 2025-01 are intended to improve disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Such information should allow investors to better understand an entity's performance, assess future cash flows, and compare performance over time and with other entities. ASU 2024-03 will require public business entities to disclose in the notes to the financial statements, at each interim and annual reporting period, specific information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement, and the total amount of an entity's selling expenses. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

In April 2026, the FASB issued ASU 2026-01, "Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock" ("ASU 2026-01"), which is intended to provide authoritative guidance on how an issuer should initially measure paid-in-kind dividends on equity-classified preferred stock. The amendments in ASU 2026-01 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

3.
Earnings (Loss) Per Share

The Company computes basic earnings (loss) per share using net loss attributable to Company common stockholders and the weighted average number of common shares outstanding during each period. Because the Penny Warrants obligate the Company to issue shares for little or no cash consideration contingent only upon the passage of time (see Note 17 "Warrant Liabilities" and Note 23 "Stockholders' Equity, Temporary Equity and Noncontrolling Interests" for descriptions of the Penny Warrants), weighted average shares issuable under the Penny Warrants are included in the denominator in the calculation of basic and diluted EPS. Shares of Class B Common Stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class B Common Stock under the two-class method has not been presented.

The following table sets forth the computation of the Company’s basic and diluted net (loss) income per share:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(12,997)	$(21,078)	$(37,833)	$(60,198)
Less: Net loss attributable to redeemable noncontrolling interests	(6,396)	(15,766)	(19,796)	(45,387)
Less: Net income (loss) attributable to noncontrolling interests	1,046	(1,044)	3,489	(386)
Add: Series A Preferred Dividends	(1,316)	(1,056)	(4,036)	(3,095)
Add: Series B Preferred Dividends	—	(1,584)	—	(3,881)
Net loss attributable to common stockholders	$(8,963)	$(6,908)	$(25,562)	$(21,401)
Denominator:
Weighted Average Class A Common Stock outstanding	51,540,405	20,199,586	45,368,343	19,716,070
Weighted Average Class A Common Stock issuable under Series A Penny Warrants	1,624,854	1,304,742	1,559,196	1,297,489
Weighted Average Class A Common Stock issuable under Series B Penny Warrants	6,268,100	6,268,100	6,268,100	5,896,496
Weighted Average Shares Outstanding - basic and diluted	59,433,359	27,772,428	53,195,639	26,910,055
Basic and Diluted Earnings (Loss) Per Share
Basic	$(0.15)	$(0.25)	$(0.48)	$(0.80)
Diluted	$(0.15)	$(0.25)	$(0.48)	$(0.80)

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The following table summarizes potentially dilutive securities for the three and nine months ended September 30, 2026 and 2025 which were excluded from the calculation of diluted EPS, because their effect would have been anti-dilutive:

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Public warrants	2,519,869	2,519,869	2,519,869	2,519,869
Private Placement Warrants	4,333,333	4,333,333	4,333,333	4,333,333
Class B Common Stock	49,930,000	59,930,000	51,724,872	59,930,000
Contingent Class A Common Stock (See Note 25)	1,544,575	—	1,544,575	—
Total anti-dilutive features	58,327,777	66,783,202	60,122,649	66,783,202

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

The CODM allocates resources and evaluates performance based on net loss, which is the Company’s measure of segment profit or loss. The CODM considers budget to actual and year-over-year variances for net loss when making decisions about how to utilize the Company’s resources. The components of segment profit or loss were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenue	$111,063	$92,132	$318,537	$271,589
Less:
Cost of revenue	86,448	79,533	252,143	233,967
Selling, general and administrative	22,345	19,516	67,339	60,804
Depreciation and amortization	5,468	6,505	16,102	18,526
Loss (gain) on aircraft sales and aircraft held for sale	4,654	(2,123)	6,182	(3,313)
Other (1)	5,132	9,779	14,531	21,803
Net loss before income taxes	$(12,984)	$(21,078)	$(37,760)	$(60,198)

(1)
Includes all items within other income (expense) on the condensed consolidated statements of operations and comprehensive loss (unaudited).

No single customer accounted for 10% or more of consolidated revenue for the three and nine months ended September 30, 2026 or the three and nine months ended September 30, 2025.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

5.
Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Fair Value Measurements at September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$20	$—	$—	$20
Other investments	—	—	5,667	5,667
	$20	$-	$5,667	$5,687
Liabilities:
Warrant liability - public warrants	$378	$—	$—	$378
Warrant liability - private placement warrants	—	650	—	650
Warrant liability - Series A penny warrants	—	—	1,346	1,346
	$378	$650	$1,346	$2,374

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	5,401	—	—	5,401
	$5,401	$—	$—	$5,401
Liabilities:
Warrant liability - public warrants	$706	$—	$—	$706
Warrant liability - private placement warrants	—	1,213	—	1,213
Warrant liability - Series A penny warrants	—	—	2,525	2,525
	$706	$1,213	$2,525	$4,444

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The fair value of the Series A Penny Warrant liability as of September 30, 2026 and December 31, 2025 was determined utilizing a Monte Carlo simulation valuation method, using the following inputs and assumptions:

$ in thousands, except for stock price, strike price, and share amounts	September 30, 2026
Warrant shares	1,665,182
Aggregate value cap	$11,250
Stock price	$1.22
Strike price	$0.01
Term (in years)	2.43
Volatility	117.0%
Risk free rate	4.9%
Dividend rate	—%

$ in thousands, except for stock price, strike price, and share amounts	December 31, 2025
Warrant shares	1,469,519
Aggregate value cap	$11,250
Stock price	$4.11
Strike price	$0.01
Term (in years)	3.18
Volatility	109.0%
Risk free rate	3.6%
Dividend rate	—%

The Company's Level 3 asset consists of its Equity Certificates Subscription Agreement with VERSO Capital 2 SCSP (“Verso”), which was acquired as part of the Jet.AI A&R Merger Agreement with SpinCo. The Certificates are issued by Verso and track shares of Space Exploration Technologies Corp (“SpaceX”) Class A common stock, which are held by a fund, with each Certificate corresponding to one underlying share of SpaceX Class A common stock. The Certificates are redeemable by Verso, in its sole discretion in cash or in kind, upon one or more Redemption Events (as defined in the Equity Certificates Subscription Agreement). This asset has been classified as Level 3 due to the use of unobservable inputs within the valuation, namely a company-specific adjustment related to restrictions on redemption of the certificates. The adjustment for the discount was immaterial as of September 30, 2026.

The following table shows the change in the fair value of the Series A Penny Warrant liability and the Verso equity certificates asset for the nine months ended September 30, 2026:

	Series A Penny Warrants	Verso Equity Certificates
Balance as of December 31, 2025	$2,525	$—
Initial fair value of Verso Capital equity certificates	—	5,542
Change in valuation inputs or other assumptions	(1,179)	125
Balance as of September 30, 2026	$1,346	$5,667

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

There have been no other changes in valuation techniques and related inputs. As of September 30, 2026 and December 31, 2025, there were no transfers between Level 1, Level 2, and Level 3.

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

The Company’s condensed consolidated balance sheets (unaudited) include the following assets and liabilities of these VIEs:

	September 30, 2026	December 31, 2025
Cash	$594	$495
Property and equipment, net	38,570	46,027
Long-term notes payable, current portion	15,266	17,861
Long-term notes payable, non-current portion	4,132	10,318

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The Company’s condensed consolidated statements of operations and comprehensive loss (unaudited) include the following expenses of these VIEs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$275	$397	$1,022	$1,379
Depreciation and amortization	598	862	1,957	2,862

The assets of the Company’s VIEs are only available to settle the obligations of these entities. Creditors of each of the VIEs have no recourse to the general credit of the Company.

7.
Revenue

Disaggregation of Revenue

The following table disaggregates revenue by service type and the timing of when these services are provided to the member or customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Services transferred at a point in time:
Flights	$103,894	$86,660	$300,337	$255,175
Aircraft Management Services	231	430	825	1,747
Services transferred over time:
Memberships	(882)	(152)	(1,538)	1,171
MRO	4,270	3,088	10,644	7,721
Fractional ownership purchase price	3,550	2,106	8,269	5,775
	$111,063	$92,132	$318,537	$271,589

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
•
Aircraft Management Services – Fixed monthly management fees charged to third-party aircraft owners.

The following table provides a rollforward of deferred revenue for the nine months ended September 30, 2026 and 2025:

	2026	2025
Balance as of January 1	$162,319	$149,517
Revenue recognized	(235,554)	(239,109)
Revenue deferred	244,112	242,233
Balance as of September 30	$170,877	$152,641

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

8.
Other Receivables

Other receivables consisted of the following:

	September 30, 2026	December 31, 2025
Rebate receivables	$2,554	$1,226
Federal excise tax receivable	4,200	4,657
Insurance settlement in process	199	320
Other	25	32
	$6,978	$6,235

9.
Parts and Supplies Inventory

Parts and supplies inventory consists primarily of aircraft parts and materials and supplies. Parts and supplies inventory, net of reserve, consisted of the following:

	September 30, 2026	December 31, 2025
Aircraft parts	$7,451	$4,820
Materials and supplies	714	457
Less: parts and supplies inventory reserve	(225)	(209)
	$7,940	$5,068

10.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2026	December 31, 2025
Prepaid vendor expenses	$9,389	$3,696
Prepaid insurance	1,718	602
Prepaid directors and officers insurance	1,055	2,199
Prepaid maintenance	462	456
Prepaid non-aircraft subscriptions	110	322
MRO revenue in excess of billings	—	2,157
Deferred commission	1,115	920
	$13,849	$10,352

11.
Other Investments

Other investments in the condensed consolidated balance sheet consists of the Company’s investment in Verso, which was initially recorded at fair value upon closing of the Jet.AI A&R Merger Agreement in July 2026 (see Note 1 "Organization and Operations" and Note 24 "Asset Acquisition" for further information). Subsequent changes in fair value are recorded as a component of Other Income in the condensed consolidated statements of operations and comprehensive loss during the period of the change. As of September 30, 2026, the Company held 41,735 certificates at an aggregate fair value of $5,667. As of December 31, 2025, the Company did not hold any other investments.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

12.
Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2026	December 31, 2025
Transportation equipment	$290,145	$309,675
Office furniture and equipment	5,207	3,418
Leasehold improvements	6,245	2,417
Construction in progress	—	236
Deposits on transportation equipment	9,667	1,725
	311,264	317,471
Less: Accumulated depreciation	(86,709)	(93,741)
Property and equipment, net	$224,555	$223,730

Depreciation expense for property and equipment was $4,858 and $14,382, respectively for the three and nine months ended September 30, 2026 and $5,055 and $16,029 for the three and nine months ended September 30, 2025. The net carrying value of disposals of long-lived assets as of September 30, 2026 and December 31, 2025 was $21,003 and $83,093, respectively.

Interest payments on borrowings to acquire aircraft are capitalized for the month of acquisition when the aircraft’s in-service date begins following the 15th of the month. Interest payments for the month of acquisition would be expensed if the aircraft is placed into service before the 15th of the month. There was no capitalized interest as of September 30, 2026 or December 31, 2025.

13.
Other Current Liabilities

Other current liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Accrued vendor payments	$10,087	$6,395
Accrued ERC payments	9,044	9,044
Accrued directors and officers insurance	304	1,622
Accrued employee-related expenses	10,988	11,722
Accrued engine expenses	2,089	2,479
Accrued tax expenses	1,368	1,430
Accrued interest	1,459	2,145
Excise tax payable	65	999
Other	1,061	683
	$36,465	$36,519

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Under the CARES Act, eligible employers could take credits up to 70% of qualified wages with a limit of $7 per employee per quarter for the first three quarters of calendar year 2021. In order to qualify for the ERC in 2022, organizations generally had to experience a 20% or greater decrease in gross receipts in the quarter compared to the same quarter in calendar year 2019 or its operations had to have been fully or partially suspended during a calendar quarter due to “orders from an appropriate governmental authority limiting commerce, travel, or group meetings (for commercial, social, religious, or other purposes)” due to COVID-19. The credit is taken against the Company’s share of Social Security Tax when the Company’s payroll provider files, or subsequently amends the applicable quarterly employer tax filings.

As of September 30, 2026, the Company had received ERC payments totaling $9,044. The Company’s legal counsel has issued a legal opinion that the Company, more likely than not, qualified for the ERC. However, it remains uncertain whether the Company meets the eligibility qualifications required for the ERC. Therefore, the balance was included in other current liabilities in the condensed consolidated balance sheets (unaudited) as of September 30, 2026 and December 31, 2025 since the Company may potentially be required to repay the ERC.

14.
Other Non-Current Liabilities

Other non-current liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Fractional ownership deposits	$56,785	$47,140
Other	—	—
	$56,785	$47,140

15.
Debt

The components of the Company’s outstanding short-term notes payable consisted of the following:

	Interest Rates	September 30, 2026	December 31, 2025
Short-term notes payable
Bank 1	n/a	$—	$3,160
Bank 2	7.8%	3,512	4,229
Financial Institution 5	24.4%	3,167	1,594
Financial Institution 7	4.1%	1,770	-
Less: Unamortized debt issuance costs		(858)	(446)
Total short-term notes payable		$7,591	$8,537

In June 2023, the Company entered into two loan agreements in the amounts of $8,000 and $6,400. Both loans bear an interest rate of 7.75%. These loans originally had a maturity date of six months from the loan date. The maturity dates of the $6,400 loan and the $8,000 loan were extended to June 2026 and April 2029, respectively, with the $6,400 loan being extended again to June 2027.

In April 2025, the Company entered into two loan agreements in the principal amounts of $1,540 and $1,620 with Bank 1, each of which bore an interest rate of 6.5% and had a maturity date of May 2026. These loans were paid off in May of 2026. In July 2025, the Company entered into a loan agreement in the principal amount of $3,750 with Financial Institution 5, which bore an interest rate of 10.0% and had a maturity date of April 2026 at which time the loan was paid off. In May 2026, the Company entered into a loan agreement in the principal amount of $5,000 with Financial Institution 5, which bears an interest rate of 24.4% and has a maturity date of May 2027.

In July 2026, the Company entered into a loan agreement in the principal amount of $1,920 with Financial Institution 7, which bears interest at a rate of 4.1% and a maturity date of September 2026. The Company is currently negotiating with the lender to refinance the outstanding balance. As no refinancing agreement has been executed, the outstanding balance is classified as short-term notes payable within the condensed consolidated balance sheet as of September 30, 2026.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

As of September 30, 2026 and December 31, 2025, unamortized debt issuance costs were $858 and $446 for short-term notes payable, respectively.

During the three months ended September 30, 2026 and 2025, the Company recorded $340 and $262, respectively, in amortization of debt issuance cost related to short-term debt within interest expense. During the nine months ended September 30, 2026 and 2025, the Company recorded $947 and $292, respectively, in amortization of debt issuance cost within interest expense in the condensed consolidated statements of operations and comprehensive loss (unaudited).

Total interest expense related to short-term debt was $188 and $153 for the three months ended September 30, 2026 and 2025, respectively. Total interest expense related to short-term debt was $432 and $396 for the nine months ended September 30, 2026 and 2025, respectively.

The components of the Company’s outstanding long-term debt consisted of the following:

	Interest Rates		Amounts		Maturity Dates
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Long-term notes payable with banks for the purchase of aircrafts
Bank 1	n/a	4.0% - 7.3%	$—	$6,304	n/a	Aug 2026 - Feb 2029
Bank 2	7.3% - 7.8%	7.5% - 7.8%	12,357	9,208	Jun 2028 - Sep 2031	Jun 2028 - Dec 2030
Bank 3	n/a	2.3% + SOFR**	—	1,508	n/a	Sep 2026
Bank 5	7.7%	7.7%	1,128	1,344	Jan 2030	Jan 2030
Bank 6	n/a	4.0%	—	519	n/a	Sep 2027
Bank 7	8.8%	8.8%	11,350	11,914	May 2029	May 2029
Bank 8	2.8% + SOFR**	2.8% + SOFR**	—	1,322	Apr 2027	Apr 2027
Bank 9	6.3%	n/a	969	—	Aug 2033	n/a
Long-term notes payable with financial institutions for the purchase of aircrafts
Financial Institution 2	3.6% - 7.0%	3.6% - 7.0%	3,447	6,499	Nov 2026 - Dec 2026	Nov 2026 - Dec 2026
Financial Institution 3	9.5%	9.5%	11,963	12,777	Dec 2033 - Mar 2034	Dec 2033 - Mar 2034
Financial Institution 5	15.2%	n/a	7,756	—	Mar 2031	n/a
Financial Institution 6	14.4% - 14.8%	14.4% - 15.9%	10,414	10,898	Nov 2030	Nov 2030
Other long-term debt payable
Financing obligations from sale-leaseback transactions	1.4% - 12.0%	12.0%	23,060	18,500	Nov 2028 - May 2031	Nov 2028
EID loan	See disclosure below	See disclosure below	122	122	See disclosure below	See disclosure below
Long-term debt from VIEs			19,398	28,180
Total Long-term notes payable			101,964	109,095
Less: Unamortized debt issuance costs and debt discount			(119)	(159)
Less: current portion			(23,469)	(29,905)
Long-term notes payable, non-current portion			$78,376	$79,031

** SOFR is defined as “Secured Overnight Financing Rate.”

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

A lender may impose a restriction that the outstanding balance of the note may not exceed a percentage of the retail value of the collateral. In the event the outstanding value of the loan exceeds the percentage threshold of the collateralized aircraft, the Borrowers may be required to make a payment in order to reduce the balance of the loan. Pursuant to the loan agreements, the Borrowers must maintain certain debt service ratios (such as cash flow to leverage or certain EBITDA to total borrowings) specific to each lender as long as the Borrowers hold outstanding loans. There were 19 separate loan agreements (each loan agreement includes the initial agreement and amendments if applicable) with note payable balances outstanding as of September 30, 2026, compared to 24 separate loan agreements as of December 31, 2025.

As of September 30, 2026 and December 31, 2025, unamortized debt issuance costs were $119 and $159 for long-term notes payable (excluding convertible note), respectively.

During the three months ended September 30, 2026 and 2025, the Company recorded $7 and $27, respectively, in amortization of long-term debt issuance cost within interest expense. During the nine months ended September 30, 2026 and 2025, the Company recorded $72 and $80, respectively, in amortization of debt issuance cost within interest expense in the condensed consolidated statements of operations and comprehensive loss (unaudited).

Total interest expense related to long-term debt (excluding convertible note and VIEs) was $2,041 and $1,926 for the three months ended September 30, 2026 and 2025, respectively, and total interest expense was $6,347 and $5,900 for the nine months ended September 30, 2026 and 2025, respectively.

The table below presents the Company’s contractual principal payments (not including debt issuance costs) as of September 30, 2026, under then-outstanding long-term debt agreements in each of the next five calendar years (does not include VIE loans):

Fiscal year	Amount
Remainder of 2026	$6,055
2027	5,217
2028	23,463
2029	18,014
2030	14,540
Thereafter	15,277
82,566
Long-term notes payable from VIE	19,398
Debt issuance costs	(119)
Total long-term notes payable	$101,845

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Sale-Leaseback Transactions

In November 2025, the Company sold an aircraft to a third party for approximately $18,500. In connection with the sale, the Company entered into an agreement to lease back the aircraft for a 3-year period. Since the lease agreement provides the Company an option to repurchase the aircraft equal to the greater of $18,500 or the fair market value of the aircraft as of the purchase date, the transaction is accounted for as a failed sale-leaseback. As a result, the aircraft remains on our condensed consolidated balance sheet (unaudited) as of September 30, 2026. The Company recognized $18,500 of the proceeds as a financing obligation as a component of long-term debt.

In May 2026, the Company sold an aircraft to a third party for $4,700. In connection with the sale, the Company entered into an agreement to lease back the aircraft for a 5-year period. Because the lease agreement provides the Company an option to repurchase the aircraft at a price equal to the greater of $4,700 or the fair market value of the aircraft as of the purchase date, the transaction is accounted for as a failed sale-leaseback. As a result, the aircraft remains on our condensed consolidated balance sheet (unaudited) as of September 30, 2026. The Company recognized $4,700 of the proceeds as a financing obligation as a component of long-term debt.

Debt Covenants

Financial covenants contained in the debt borrowings mandate that the Company maintain certain financial metrics, including, but not limited to, debt service coverage ratios, fixed charge coverage ratios, or cash flow coverage ratios. If the Company is unable to maintain the financial metric, it is a breach of the debt covenant and is considered an event of default. An event of default can result in all loans and other obligations becoming immediately due and payable, including the advance of any sums necessary to cure the event of default, allowing the lenders to seize the collateralized assets, which include aircraft and the debt agreements being terminated. As of December 31, 2025, the Company was not in compliance with certain financial covenants and obtained waiver request letters from the various lenders. Pursuant to the waiver letters, the lenders agreed to waive the financial covenants as of December 31, 2025 through December 31, 2026. The aggregate balances of outstanding debt obligations for which waiver letters were received were $0 and $8,924 as of September 30, 2026 and December 31, 2025, respectively.

Economic Injury Disaster Loans (“EID”)

In August 2020, the Company executed the standard loan documents required for securing loans offered by the SBA under its EID loan assistance program and received loan proceeds of $122 (the "EID Loan"). The proceeds from the EID Loan must be used for working capital. The EID Loan has a thirty-year term and bears interest at a rate of 3.75% per annum with monthly principal and interest payments being deferred for 12 months after the date of disbursement. On March 11, 2021, the American Rescue Plan Act of 2021 was enacted, which extended the first due date for repayment of EID Loans made in 2020 from 12 months to 24 months from the date of the note. The EID Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Loan Authorization and Agreement and the note executed by the Company in connection with the EID Loan contain events of default and other provisions customary for a loan of this type and the EID Loan is secured by a security interest on all of the Company’s assets.

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

In December 2025, the Company entered into a long-term promissory note in the amount of $1,460. The note bears a fixed interest rate of 7.5%, with a maturity date five years from the agreement date.

In March 2026, the Company entered into a long-term promissory note in the amount of $8,285. The note bears a fixed interest rate of 15.7% with a maturity date five years from the agreement date.

In September 2026, the Company entered into a long-term promissory note in the amount of $2,229. The note bears a fixed interest rate of 7.25% with a maturity date five years from the agreement date.

In September 2026, the Company entered into a long-term promissory note in the amount of $2,378. The note bears a fixed interest rate of 7.25% with a maturity date five years from the agreement date.

16.
Leases

The Company’s lease arrangements generally pertain to real estate leases and aircraft. The Company leases real estate including hangars and office space under operating leases, ranging from two to thirty years. As of September 30, 2026 and December 31, 2025, the Company operated 25 and 32 aircraft, respectively, under non-cancellable operating leases ranging from two to seven years for charter flight services. For the Company’s aircraft leases, in addition to the fixed lease payments for the use of the aircraft, the Company is also obligated to pay into aircraft engine reserve programs and additional variable costs which are expensed as incurred and are not included in the measurement of our leases. These payments amounted to $5,405 and $20,529 for the three and nine months ended September 30, 2026, respectively, and $5,963 and $16,734 for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026 and December 31, 2025, the Company operated 6 and 3 aircraft under non-cancellable finance leases, respectively.

Vehicle leases typically have month-to-month lease terms and are classified as short-term leases.

The following table sets forth information about the Company’s lease costs for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$4,840	$5,253	$14,755	$16,498
Short-term lease cost	$115	487	$683	1,392
Finance lease cost:
Amortization of right-of-use assets	$470	1,293	$1,292	1,988
Interest on lease liabilities	$966	717	$2,773	1,536
Total lease costs	$6,391	$7,750	$19,503	$21,414

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The following table sets forth supplemental cash flow information about the leases for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
ROU assets obtained in exchange for lease liabilities
Operating lease liabilities	$9,286	$10,522
Finance lease liabilities	$15,050	$23,074

Supplemental balance sheet information related to the leases is as follows:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term – operating leases	9.68 years	9.22 years
Weighted-average discount rate – operating leases	9.64%	7.48%
Weighted-average remaining lease term – finance leases	3.16 years	4.31 years
Weighted-average discount rate – finance leases	12.68%	11.71%

The Company’s future lease payments under operating leases as of September 30, 2026 are as follows:

Fiscal Year	Amount
Remainder of 2026	$4,384
2027	16,744
2028	11,966
2029	9,496
2030	7,377
Thereafter	47,771
Total undiscounted cash flows	97,738
Less: Imputed interest	(37,522)
Present value of lease liabilities	$60,216

The Company’s future lease payments under finance leases as of September 30, 2026 are as follows:

Fiscal Year	Amount
Remainder of 2026	$3,365
2027	$12,797
2028	$13,752
2029	$7,811
2030	$3,778
Thereafter	$—
Total undiscounted cash flows	41,503
Less: Imputed interest	$(7,749)
Present value of lease liabilities	$33,754

17.
Warrant Liabilities

In connection with the Merger, the Company assumed the 7,066,668 Public Warrants issued by EGA and the 4,333,333 Private Placement Warrants issued by EGA which were outstanding at December 27, 2023.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Each such Warrant is exercisable at an exercise price of $11.50 for one share of flyExclusive Class A Common Stock, subject to adjustments. The Warrants may be exercised for a whole number of shares of the Company. No fractional shares will be issued upon exercise of the Warrants. The Warrants will expire on December 27, 2028, or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants except that the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the EGA Sponsor or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

In connection with the securities purchase agreement, on March 4, 2024, the Company issued to EnTrust Emerald (Cayman) LP the Series A Penny Warrants. The Series A Penny Warrants grant the holder the right to purchase shares of Class A Common Stock in an aggregate amount equal to one and one-half percent (1.5%) of the outstanding Class A Common Stock on a fully diluted basis (the “Share Count Cap”), calculated in accordance with the terms of the warrant agreement, at an exercise price of $0.01 per share. The Series A Penny Warrants are exercisable beginning on the second anniversary of the Effective Date (as defined in the warrant agreement that governs the Series A Penny Warrants) as to 50% of the Share Count Cap and, beginning on the third anniversary, as to 100% of the Share Count Cap, in each case, in accordance with the terms of the Series A Penny Warrants. The Series A Penny Warrants expire on the fifth anniversary of the Effective Date and may not be exercised for a number of shares of Class A Common Stock having an aggregate value in excess of $11,250, calculated in accordance with the terms of the Series A Penny Warrants.

The Series A Penny Warrants are classified as derivative liabilities because they do not meet the criteria in ASC 815-40 to be considered indexed to the entity’s own stock as the warrants could be settled for an amount that is not equal to the difference between the fair value of a fixed number of the entity’s shares and a fixed monetary amount. The Series A Penny Warrants are measured at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded in the condensed consolidated statements of operations and comprehensive loss (unaudited) as a gain or loss (see Note 5 "Fair Value Measurements" for additional information regarding fair value).

During the three and nine months ended September 30, 2026 and 2025, holders of Public Warrants did not exercise any warrants on a cashless basis. As of September 30, 2026, there were 4,333,333 Private Placement Warrants and 2,519,869 Public Warrants outstanding in addition to the Penny Warrants.

For the three and nine months ended September 30, 2026, the Company remeasured the fair value of the Warrants and recorded a gain on the change in the fair value of $621 and $2,070, respectively. For the three and nine months ended September 30, 2025, the Company remeasured the fair value of the Warrants and recorded a loss on the change in the fair value of $2,812 and $2,031, respectively.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The gain or loss was recorded to other income (expense) on the condensed consolidated statements of operations and comprehensive loss (unaudited) for the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, and December 31, 2025, the condensed consolidated balance sheets (unaudited) contained warrant liabilities of $2,374 and $4,444, respectively.

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

Investment selections consist of mutual funds. The Company’s contributions to the 401(k) Plan amounted to $487 and $1,437 for the three and nine months ended September 30, 2026, respectively, and $444 and $1,349 for the three and nine months ended September 30, 2025, respectively.

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

As of September 30, 2026 and 2025, 5,400,000 and 7,800,000 shares of the Company's Class A Common Stock were available for future issuance under the 2023 Equity Incentive Plan, respectively. The unrecognized compensation expense associated with the outstanding stock options at September 30, 2026 and 2025 was $9,630 and $7,107, respectively. For both the three and nine months ended September 30, 2026 and 2025, 2,400,000 awards were granted under the 2023 Equity Incentive Plan. For the 2,400,000 awards granted on September 26, 2026, no associated expense was recognized during the three and nine months ended September 30, 2026, due to the immateriality of the period between the grant date and September 30, 2026. For the 2,400,000 awards granted on September 26, 2025, no associated expense was recognized during the three and nine months ended September 30, 2025, due to the immateriality of the period between the grant date and September 30, 2025.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The following table provides additional information about the options recorded under the 2023 Equity Incentive Plan:

	September 30, 2026
	Number of Shares	Average Exercise Price	Average Remaining Contractual Period in Years	Aggregate Intrinsic Value
Balance at December 31, 2025	7,200,000	$3.52
Granted	—	—
Exercised	—	—
Forfeited and expired	—	—
Balance at September 30, 2026	7,200,000	$3.52	8.33	$—

	September 30, 2025
	Number of Shares	Average Exercise Price	Average Remaining Contractual Period in Years	Aggregate Intrinsic Value
Balance at December 31, 2024	4,800,000	$2.78
Granted	—	—
Exercised	—	—
Forfeited and expired	—	—
Balance at September 30, 2025	4,800,000	$2.78	9.00	$10,368

Employee Stock Purchase Plan

In connection with the Merger, the Board approved the flyExclusive, Inc. Employee Stock Purchase Plan (the “ESPP”), on November 10, 2023 (the "ESPP Effective Date"), at which time the ESPP became effective, subject to stockholder approval. The ESPP was subsequently approved by the stockholders on December 18, 2023. The ESPP provides eligible employees with a means of acquiring an equity interest in the Company through payroll deductions. The aggregate number of shares of Class A Common Stock reserved for future employee purchases under the ESPP is 1,500,000 shares. In September 2025, the Board of Directors of the Company approved an amendment to increase the authorized number of shares to 2,500,000. The increase was approved by the Company’s stockholders in December 2025. The ESPP will expire on October 31, 2033, unless sooner terminated by the Board, or when all available shares have been purchased. As of September 30, 2026, no shares had been purchased by employees under the ESPP.

20.
Income Taxes

The Company is subject to U.S. federal, state, and local income taxes with respect to its allocable share of any taxable income or loss as well as any standalone income or loss that flyExclusive, Inc. generates.

LGM was historically and remains a partnership for U.S. Federal income tax purposes with each partner being separately taxed on its share of taxable income or loss.

The Company’s effective tax rate was (0.10)% and (0.19)% for the three and nine months ended September 30, 2026, respectively. The effective income tax rate differed significantly from the statutory rate of 21%, primarily due to the losses allocated to noncontrolling interests.

The Company has assessed the realizability of its net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against its deferred tax assets as of September 30, 2026, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions in which it operates. Therefore, the Company is subject to tax examination by various taxing authorities. The Company is not currently under examination, and is not aware of any issues that could result in significant payments, accruals, or material deviation from its tax positions. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities to the extent utilized in a future period. As of September 30, 2026, the tax years from 2022 to present generally remain open to examination by relevant taxing jurisdictions to which the Company is subject.

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

During the three and nine months ended September 30, 2026, the Company purchased a total of $735 and $1,969, respectively, in fuel from subsidiaries of LGMV. This represented approximately 3% of the Company’s total fuel purchases during both the three and nine months ended September 30, 2026, respectively. During the three and nine months ended September 30, 2025, the Company purchased a total of $385 and $1,091 respectively, in fuel from subsidiaries of LGMV. This represented approximately 2% of the Company’s total fuel purchases during both the three and nine months ended September 30, 2025.

Leases from Related Parties

Kinston Jet Center, LLC, Kinston Jet House, LLC, JS Longitude, LLC and LGM Auto, LLC are subsidiaries of LGMV and lessors of real property and equipment (such as trucks, trailers, and vans). During the three and nine months ended September 30, 2026, the Company incurred rent expense to subsidiaries of LGMV totaling $1,085 and $3,244, respectively, and during the three and nine months ended September 30, 2025 incurred rent expense of $1,043 and $3,110 respectively. See Note 16 "Leases" for further details.

Due to Related Parties

Outstanding accounts payable to related parties for fuel and lease purchases from LGMV as of September 30, 2026 and December 31, 2025 were $1,719 and $887, respectively.

Sales to Related Parties

The Company allows owners of subsidiaries and Lessor SAEs without Equity (“Lessor VIEs”) to charter flights at a reduced rate. During the three and nine months ended September 30, 2026, the Company recorded $3,171 and $8,859 in charter flight revenue from owners of subsidiaries and Lessor VIEs, respectively. During the three and nine months ended September 30, 2025, the Company recorded $3,839 and $11,133 in charter flight revenue from owners of subsidiaries and Lessor VIEs, respectively.

During the three and nine months ended September 30, 2026, the Company recorded no charter flight revenue from related parties not considered owners of subsidiaries or Lessor VIEs. During the three and nine months ended September 30, 2025, the Company recorded $48 and $158 in charter flight revenue from related parties not considered owners of subsidiaries or Lessor VIEs, respectively.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Receivables from Related Parties

Short term accounts receivable from related parties are comprised of customer flight activity charges and totaled $2,357 and $1,325 as of September 30, 2026 and December 31, 2025, respectively. Related party receivables from LGMV are $404 as of September 30, 2026 and $371 as of December 31, 2025.

Notes Receivable from Related Parties

In the normal course of its business, the Company finances up front third-party buyers of their SAEs and holds notes receivable from these buyers. Notes receivable consists of two notes, with a total notes receivable balance of $7,078 and $7,728 as of September 30, 2026 and December 31, 2025.

Long-term Notes Payable - Related Parties, Current Portion

In December 2023, the Company issued to the EGA Sponsor $15,871 in principal amount of senior secured notes due December 2024. The notes were issued with a stated rate of 14% and interest is payable monthly in arrears. The note initially had a maturity date of December 1, 2024, that has been extended to January 1, 2027.

As discussed in further detailed below, the Company entered into a Senior Secured Note with ETG FE LLC in January 2024 to borrow up to approximately $25,773. The note originally matured on January 26, 2026, which was extended to January 26, 2028.

The current portion of amounts outstanding under the senior secured notes were $19,483 and $9,041 as of September 30, 2026 and December 31, 2025, respectively.

Unamortized debt issuance costs related to the senior secured note issued to the EGA Sponsor were $45 and $157 as of September 30, 2026 and December 31, 2025, respectively. Total interest expense related to the senior secured note issued to the EGA Sponsor was $457 and $1,450 for the three and nine months ended September 30, 2026, respectively. Total interest expense related to the senior secured note issued to the EGA Sponsor was $688 and $2,146 for the three and nine months ended September 30, 2025, respectively.

On December 27, 2023, the Company entered into an additional promissory note with the EGA Sponsor with a principal amount of $3,947 (the "EGA Sponsor Note"). The promissory note bears an annual interest rate of 8% with a maturity date of December 31, 2024. On March 21, 2025, the EGA Sponsor Note was cancelled in exchange for stock and warrants. For further information, see Note 23 "Stockholders' Equity (Deficit), Temporary Equity and Noncontrolling Interests" for additional disclosures.

Total interest expense related to the EGA Sponsor Note was $0 for the three and nine months ended September 30, 2026, and $0 and $70 for the three and nine months ended September 30, 2025, respectively.

Issuance of Senior Secured Note

On January 26, 2024 (the “Effective Date”), FlyExclusive Jet Share, LLC (the “Borrower”), a wholly-owned subsidiary of LGM, which is the operating company of flyExclusive, together with flyExclusive and LGM as guarantors (in such capacity, the “Parent Guarantors”) entered into a Senior Secured Note (the “Note”) with ETG FE LLC (a related party of the Company through its affiliation with the EGA Sponsor), as the initial holder of the Note (the “Noteholder”), Kroll Agency Services, Limited, as administrative agent (the “Administrative Agent”), and Kroll Trustee Services, Limited, as collateral agent (the “Collateral Agent”).

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

Following the occurrence of any Prepayment Event (as defined in the Note), at the option of the then majority Noteholders, the Borrower shall prepay the outstanding principal amount, all accrued and unpaid interest, and all other amounts in cash necessary to pay the Note in full. A Prepayment Event is the occurrence of any of the following: (i) a Change in Control (as defined in the Note); (ii) the Borrower or any of its subsidiaries incurring debt to refinance the Note; or (iii) the Borrower or any of its subsidiaries incurring debt in violation of the Note. A Change in Control is the occurrence of any of the following: (i) Thomas James Segrave, Jr. (the “Personal Guarantor”) ceasing to directly or indirectly own, free and clear of all liens or other encumbrances, at least 51% of the outstanding voting equity interests of the Company on a fully diluted basis; (ii) the Company ceasing to own, directly or indirectly, 100% of the outstanding equity interests of LGM; (iii) LGM ceasing to own, directly or indirectly, less than 100% of the outstanding equity interests of the Borrower; (iv) the occurrence of any “change of control” or similar provision under any agreement governing debt of the Parent Guarantors, the Borrower, or any of their respective subsidiaries; or (v) a sale, lease or other disposition (including by casualty or condemnation) of all, substantially all, or more than 50% of the consolidated assets of the Parent Guarantors, the Borrower, and their respective subsidiaries.

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The Note Amendment also added a $387 non-refundable fee payable by the Borrower to the Administrative Agent (the “Back End Fee”). The Back End Fee is payable on the earliest to occur of (i) Payment in Full, or (ii) the entirety of the Outstanding Principal Amount becoming due and payable, whether on the Maturity Date, by acceleration, or otherwise.

The obligations of the Borrower under the Note are guaranteed by the Parent Guarantors and by the Personal Guarantor. After the extension, the Company's balance under the Note was $24,535 as of September 30, 2026. As of September 30, 2026 and December 31, 2025, unamortized debt issuance cost related to the Senior Secured Note was $279 and $38, respectively.

Total interest expense related to the Senior Secured Note was $1,110 and $3,127 for the three and nine months ended September 30, 2026, respectively, and $1,070 and $3,174 for the three and nine months ended September 30, 2025, respectively.

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

On August 23, 2023, prior to Exclusive filing a responsive pleading in the Initial Lawsuit, WUP voluntarily dismissed the Initial Lawsuit. That same day, WUP re-filed the same lawsuit against Exclusive in the Supreme Court of the State of New York, County of New York (the “State Lawsuit”). On September 12, 2023, Exclusive removed the State Lawsuit to the Southern District of New York (the “Court”), as case number 1:23-cv-08077-VSB. On September 19, 2023, Exclusive filed a motion to dismiss for lack of personal jurisdiction or, in the alternative, motion to transfer the lawsuit to the U.S. District Court for the Eastern District of North Carolina (“Motion to Dismiss”). On October 9, 2023, WUP filed a motion to remand the State Lawsuit back to state court (“Motion to Remand”) contending that the Court lacks subject matter jurisdiction because there is not complete diversity of citizenship between the parties.

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

On December 30, 2025, WUP filed a complaint (“NC Complaint”) against Exclusive and Mr. Segrave in the Superior Court Division of the General Courts of Justice of Wake County, North Carolina (“NC State Lawsuit”). The NC Complaint alleges the same claims as the Amended Complaint in the NY State Lawsuit ,with the addition of a claim for unjust enrichment. The NC State Lawsuit is currently pending as case number 25CV047093-910.

On March 6, 2026, the Company and Mr. Segrave answered the NC Complaint denying that Wheels Up is entitled to any of the relief sought. The Company also reasserted its Counterclaim for breach of contract and filed additional claims against Wheels Up for breach of the duty of good faith and fair dealing and declaratory judgments. The Company and Mr. Segrave moved to dismiss Wheels Up’s NC Complaint in part, and Wheels Up moved to dismiss the Company’s Counterclaim in part.

On May 4, 2026, the Honorable Matthew T. Houston was assigned to preside over the NC Lawsuit. On June 29, 2026, Judge Houston entered an order granting in part and denying in part the parties’ respective motions to dismiss. Specifically, the Court dismissed Wheels Up’s claims for fraudulent misrepresentation and money had and received with prejudice and dismissed Wheels Up’s claims for unjust enrichment and piercing the corporate veil without prejudice. The Court further dismissed Wheels Up’s claims for breach of contract and unfair and deceptive trade practices without prejudice as against Mr. Segrave. Finally, the Court dismissed the Company’s counterclaims for breach of contract and breach of the implied covenant of good faith and fair dealing in part, concluding that certain alleged breaches could not constitute breach, but that others could.

The parties mediated the NC Lawsuit on August 20, 2026, which resulted in an impasse. The discovery period ends on November 20, 2026, and trial is scheduled for the week of February 15, 2027.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Tax Receivable Agreement

The Company is party to a Tax Receivable Agreement (“TRA”) with Mr. Segrave, Mr. Segrave, as custodian for Laura Grace Segrave (“LG Trust”); Mr. Segrave, as custodian for Madison Lee Segrave, (“ML Trust”); Mr. Segrave, as custodian for Lillian May Segrave, (“LM Trust”); Mr. Segrave, as custodian for Thomas James Segrave, III, (“TJ Trust” and, together with Mr. Segrave, LG Trust, ML Trust and LM Trust, the “Existing Equityholders”). At the closing of the Merger, the Company, LGM, the Existing Equityholders, and Mr. Segrave Jr. entered into the TRA, dated as of December 27, 2023. Pursuant to the TRA, the Company is to pay the Existing Equityholders 85% of the Realized Tax Benefit as determined using a “with and without” methodology. The Realized Tax Benefit represents the Company’s tax savings from certain tax basis adjustments, as defined in the TRA, which is equal to the excess of the Company’s Hypothetical Tax Liability exclusive of the tax basis adjustments (the “without” calculation) over its Actual Tax Liability inclusive of the tax basis adjustments (the “with” calculation) for a taxable year.

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

As of September 30, 2026, it is not probable that an Early Termination Event will occur. In a scenario where an Early Termination Event occurred, the maximum amount payable to Existing Equityholders would be approximately $15.0 million. This estimate is based on a blended federal and state tax rate of 25.0% and financial information as of September 30, 2026. If an Early Termination Event becomes probable, the Company would accrue a liability along with a charge to income in accordance with the guidance outlined in ASC Topic 450-20-25-2.

On February 18, 2026, Mr. Segrave, redeemed 10 million LGM units in exchange for 10 million shares of the Company’s Class A Common Stock. As of September 30, 2026, it is not probable that the Company will utilize the related tax benefits created by the exchange. Thus, no TRA liability has been recorded on the condensed consolidated balance sheet as of September 30, 2026.

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

The following is a schedule by years of future repurchase contingencies under the leases as of September 30, 2026:

Fiscal Year	Amount
Remainder of 2026	$9,897
2027	18,020
2029	4,816
2030	2,472
2031	4,543
Thereafter	—
$39,748

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock at a par value of $0.0001 per share. As of September 30, 2026 there were 25,000 shares Series A preferred issued and outstanding. The Series A Certificate of Designation and the Series B Certificate of Designation, as amended, authorize 25,000 shares and 29,737 shares to be issued, respectively. There were no shares of Series B preferred issued and outstanding as of September 30, 2026 as all outstanding shares converted to shares of the Company’s Class A Common Stock on December 31, 2025.

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

We have recorded both an accretion of dividends payable of $3,355 on Series A Preferred Stock for the nine months ended September 30, 2026 which equates to $134.20 per share, as well as amortization of discount of $210 and $681 for the three and nine months ended September 30, 2026, respectively. These amounts are recorded as an accretion to temporary equity and a reduction in the accumulated deficit within the condensed consolidated statements of stockholders' equity (deficit) and temporary equity (unaudited).

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

The Series A Preferred Stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, all 25,000 shares of Series A Preferred Stock subject to possible redemption are presented within temporary equity on the condensed consolidated statements of stockholders' equity (deficit) and temporary equity (unaudited).

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

Issuance of Series B Preferred Temporary Equity and Warrants

On August 8, 2024, the Company entered into a Securities Purchase Agreement (the “Agreement”) with EnTrust Emerald (Cayman) LP, a Cayman Islands limited partnership (“EnTrust”), and the EGA Sponsor (collectively with EnTrust, the “Purchasers”) (related parties of the Company through its affiliation with EGA Sponsor), pursuant to which the Company agreed to issue and sell to the Purchasers an aggregate of 25,510 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), and Series B Penny Warrants to purchase, in the aggregate, up to 5,000,000 shares of the Company’s Class A Common Stock. The Company issued 20,408 shares of Series B Preferred Stock and a Series B Penny Warrant to purchase up to 4,000,000 shares of Class A Common Stock to EnTrust on the Initial Closing Date (as defined in the Agreement) and received gross proceeds of approximately $20.4 million. Pursuant to and subject to the terms and conditions of the Agreement, on August 14, 2024 (the "Subsequent Closing Date"), the Company (i) issued the remaining 5,102 shares of Series B Preferred Stock and a Series B Penny Warrant to purchase up to 1,000,000 shares of Class A Common Stock to the EGA Sponsor and (ii) received additional gross proceeds of approximately $5.1 million on the Subsequent Closing Date.

On March 21, 2025, the Company and EGA Sponsor entered into a Securities Purchase Agreement whereby they cancelled the EGA Sponsor Note in exchange for 4,227 shares of the Company's Series B Preferred Stock and warrants to purchase up to 1,268,100 shares of the Company's Class A Common Stock. The number of shares of Series B Preferred Stock was determined by dividing the principal and accrued interest outstanding under the EGA Sponsor Note by $1,000. There was approximately $4,227 in principal and accrued interest outstanding under the EGA Sponsor Note, which resulted in the issuance of 4,227 shares of Series B Preferred Stock.

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

All outstanding shares of Series B Preferred Stock automatically converted into an aggregate of 10,394,088 shares of the Company’s Class A Common Stock on December 31, 2025 (the “Automatic Conversion Date”) at a conversion price of $5.00 (“Conversion Price”). As the VWAP on the Trading Day (each as defined in the Series B Certificate of Designation) immediately preceding the Automatic Conversion Date was less than the Conversion Price, the Conversion Rate (as defined in the Series B Certificate of Designation) with respect to each share of Series B Preferred Stock was increased by the requisite number of shares of Class A Common Stock such that the value of the shares of Class A Common Stock issuable in respect of the initial stated value of each share of Series B Preferred Stock equals $1,000.00.

The Series B Penny Warrant is exercisable beginning on the issue date and until the fifth anniversary of the issue date with an exercise price of $0.01 per share. The Series B Penny Warrants were deemed to be equity-classified instruments and were recorded within additional paid-in capital as of the issuance dates of the Series B Preferred Stock.

Class A Common Stock

The Company is authorized to issue 200,000,000 shares of Class A Common Stock at a par value of $0.0001 per share. As of September 30, 2026, there were 52,684,339 shares of Class A Common Stock issued and outstanding.

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Class B Common Stock

The Company is authorized to issue 100,000,000 shares of Class B Common Stock at a par value of $0.0001 per share. As of December 31, 2025, there were 59,930,000 shares of Class B Common Stock issued and outstanding. On February 18, 2026, 10,000,000 shares of Class B Common Stock were surrendered and retired by the Company pursuant to the conversion of 10,000,000 LGM Common Units. As of September 30, 2026, there were 49,930,000 shares of Class B Common Stock issued and outstanding. The holders of the Class B Common Stock hold an equal number of LGM Common Units. Beginning on the first anniversary of the Closing Date, the LGM Common Units may be redeemed for either one share of Class A Common Stock or cash, at the election of the Board. For each LGM Common Unit that is redeemed, one share of Class B Common Stock will be automatically cancelled.

Redeemable Noncontrolling Interest

The redeemable noncontrolling interest relates to the 49,930,000 LGM Common Units held by the Class B Common Stockholders. On the Closing Date of the Merger, the redeemable noncontrolling interest of the initially outstanding 59,930,000 LGM Common Units was established and calculated as the product of its ownership percentage in the Company on the Closing Date, and the carrying value of the LGM net liabilities immediately prior to the Closing Date. This resulted in a negative initial carrying value of $35,525 at December 31, 2023, presented within temporary equity on the condensed consolidated statements of stockholders' equity (deficit) and temporary equity (unaudited).

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

As of September 30, 2026 and December 31, 2025, the Company held a 51% and 34% common interest, respectively, in LGM Common Units, the increase being due to the redemption of 10,000,000 LGM Common Units as part of their conversion to Class A Common Stock shares in February 2026, as well as the issuance of additional Class A Common Stock as pursuant to various securities purchase agreements and the Jet.AI Merger. The Company is considered the primary beneficiary of LGM as it has the power to direct the activities of LGM and the rights to absorb 51% of the net income of LGM. As the primary beneficiary, the Company consolidates the financial position and results of operations of LGM.

The net loss attributable to the redeemable noncontrolling interest for the three and nine months ended September 30, 2026 was $6,396 and $19,796, respectively, and the net loss attributable to the redeemable noncontrolling interest for the three and nine months ended September 30, 2025 was $15,766 and $45,387, respectively.

The change in the carrying value of the redeemable noncontrolling interest for the nine months ended September 30, 2026 was as follows:

Balance as of December 31, 2025	$213,411
Net loss attributable to redeemable noncontrolling interest	(19,796)
Effect of Class B Common Stock Redemption	(34,595)
Change in redemption value of redeemable noncontrolling interest	(96,507)
Balance as of September 30, 2026	$62,513

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

Treasury Stock

On December 26, 2023, the underwriter of our initial public offering (the “IPO”) purchased 75,000 shares of EGA Class A common stock on behalf of the Company. The shares were purchased by the underwriter from a public stockholder that elected to reverse its redemption of 75,000 shares of EGA Class A common stock. The shares were purchased for a total purchase price of $818 ($10.90 per share) and the underwriter received reimbursement of $800 from EGA’s Trust Account on December 27, 2023, as well as reimbursement for the remaining $18 from the Company on January 2, 2024. Simultaneously with the closing of the Merger, the 75,000 shares of EGA Class A common stock were automatically exchanged for shares of Class A Common Stock and 73,600 shares (out of the above-mentioned 75,000 shares) were granted to employees of the Company as compensation for services provided (the grant date for the 73,600 shares was determined to be December 27, 2023). The shares of flyExclusive Class A Common Stock were fully vested upon grant. As of December 31, 2023, all 75,000 shares were still legally considered to be owned by the underwriter. On January 2, 2024, the 75,000 shares were transferred from the underwriter to the Company, at which time the Company became the owner of record. On January 9, 2024, 73,600 shares were transferred from flyExclusive, Inc.’s ownership to the employee grantees and these 73,600 shares all had flyExclusive employees listed as the owners of record. The 1,400 shares of Class A Common Stock not issued to employees were still held by the Company and classified as treasury stock as of September 30, 2026.

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

flyExclusive, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

The offer and sale of shares of Class A Common Stock through Lucid will be made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-287720), which was declared effective by the Securities and Exchange Commission (the “SEC”) on June 30, 2025, and a related prospectus supplement filed with the SEC on March 13, 2026 pursuant to Rule 424(b) under the Securities Act of 1933, as amended. Pursuant to the prospectus supplement, the Company may offer and sell up to a maximum of $100 million of shares of Class A Common Stock under the ATM Agreement.

Noncontrolling Interest

The Company held a controlling interest in several entities that are not wholly-owned as described above (see Note 6, "Variable Interest Entities") and net income or net loss of such entities is allocated on a straight percentage basis based on the given terms of each entity’s operating agreement (see percentage below). The net income attributable to noncontrolling interests for the three and nine months ended September 30, 2026 was $1,046 and $3,489, respectively, and the net loss attributable to noncontrolling interests for the three and nine months ended September 30, 2025 was $1,044 and $386, respectively.

As of September 30, 2026, the noncontrolling interests in the Company’s consolidated entities are comprised of the following (11 entities):

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

24.
Asset Acquisition

On July 13, 2026, the Company completed the Jet.AI Merger. The transaction was accounted for as an asset acquisition under ASC 805-50 because the acquired set of assets and liabilities did not meet the definition of a business. The Company allocated the purchase price to the individual assets acquired and liabilities assumed on a relative fair value basis. The value of the Class A Common Stock issued by the Company and the associated additional paid-in capital to effect the transaction are equivalent to the net assets acquired and liabilities assumed as outlined in the table below:

Description	Fair Value
Cash and cash equivalents	$5,349
Other investments	5,542
Property and equipment, net	4,050
Prepaid expenses and other current assets	259
Other receivables	106
Other current liabilities	(860)
Deferred revenue, current portion	(133)
Net assets acquired	$14,313

25. Subsequent Events

On October 28, 2026, the final post-closing purchase price of the Jet.AI A&R Merger Agreement was determined, and the final per share ratio was set for the merger consideration held in reserve. As a result, holders of SpinCo that received 2.900218 shares of flyExclusive Inc. Class A Common Stock for each share of SpinCo common stock at the effective time of the Jet.AI A&R Merger Agreement received an additional 0.789094 shares of flyExclusive Inc. Class A Common Stock for each share of SpinCo common stock exchanged in the Jet.AI Merger. On October 30, 2026, the Company issued an aggregate of 1,544,575 shares of Class A Common Stock as additional merger consideration, consisting of the 1,419,224 shares held in reserve and an additional 125,351 shares.

On November 11, 2026, the Company entered into an Aircraft Management Services Agreement (the "Fly Alliance Agreement") with Fly Alliance Holdco, LLC ("Fly Alliance"). Pursuant to the Fly Alliance Agreement, Fly Alliance engaged the Company to provide certain aircraft management, maintenance, finance, accounting and treasury management services. As consideration payable to the Company for providing the services, the Company will be entitled to retain the excess of revenue collected over expenses in connection with its delivery of services under the Fly Alliance Agreement, in addition to a share of Fly Alliance's profit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included elsewhere in this Report. Management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify these forward-looking statements. These forward-looking statements are subject to risks and uncertainties including those under "Cautionary Note Regarding Forward-Looking Statements" and “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the filing date of this Report.

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

As part of the Volato Agreement, Volato granted the Company the right to cause Volato to merge with and into a wholly owned subsidiary of the Company (the “Option”). The term of the Option will expire twelve months from the date of the Agreement, provided, however, that the term of the Option will continue until the closing or abandonment of the merger by either or both parties. Any merger is subject to a fully executed, mutually agreed upon definitive merger agreement and any required regulatory, board of directors, and shareholder approvals for both the Company and Volato. Consideration for the merger may be in the form of the Company’s Class A Common Stock or cash, in the Company’s discretion. The purchase price for the merger would be based on the volume-weighted average price of Volato’s common stock for the 30 trading-day period prior to the earlier of the public announcement of (1) the exercise by the Company of the Option, or (2) the signing of a definitive merger agreement.

On October 1, 2025, the Company and Volato entered into the Amendment to the Volato Agreement. Pursuant to the Amendment, Volato granted the Company the right to purchase from Volato certain aviation-related assets and assume certain obligations related to aviation-related assets (the “flyExclusive Option”), and the Company granted Volato the right to sell to the Company certain aviation-related assets and assign certain obligations of Volato (the “Volato Option,” and collectively with the flyExclusive Option, the “Asset Options”). In consideration for the Amendment, including the transfer of assets envisioned by the flyExclusive Option and the settlement of certain outstanding accounts between Volato and the Company, and the grant by Volato to the Company of certain additional rights, the Company will pay Volato $4.1 million, $2.1 million of which was paid in the form of 432,099 shares of the Company's Class A Common Stock in October 2025. The Volato Option is exercisable by Volato beginning on the effective date of the Amendment and ends on the earlier of (i) the end of the Term (defined below), (ii) the day immediately prior to the beginning of the exercise period of the flyExclusive Option, and (iii) the completion of the Volato Merger Option. The flyExclusive Option is exercisable by the Company beginning six months following the completion of any change of control of Volato and will expire simultaneously with the end of the Term (as defined below). The Volato Merger (as defined below), if consummated, would constitute a change of control under the Amendment, triggering the beginning of the exercise date of the flyExclusive Option as of March 31, 2026. In addition, the term of the Volato Agreement (the “Term”) was extended to the sooner of (i) September 1, 2026, (ii) the consummation of the asset purchase agreement applicable to the Asset Options, subject to an exercise of either of the Asset Options or (iii) the consummation of the merger (or any substantially similar transaction) of Volato and M2i Global, Inc. (the “Volato Merger”) pursuant to an Agreement and Plan of Volato Merger among them, dated as of July 28, 2025, subject to the exercise of the Merger Option. Given the lack of a complete consummation of the asset purchase agreement applicable to the Asset Options or the consummation of the Volato Merger, the Term was effective until September 1, 2026.

On March 6, 2026, the Company and Volato entered into a Fifth Amendment to the Aircraft Management Services Agreement (the “Fifth Amendment”). Among other things, the Fifth Amendment (i) amended and restated Section 4(f) of the Volato Agreement to establish reciprocal asset options permitting either party, subject to stated conditions, to cause the purchase and sale of designated “Vaunt” or “Non‑Vaunt” assets pursuant to an asset purchase agreement in the form attached as Exhibit A thereto; (ii) provides that the Volato Option may be exercised by Volato up to two times in the aggregate, provided that the aggregate purchase price payable for all exercises of the Volato Option will equal and not exceed $2,000,000 (the “Total Purchase Price”), payable in cash, in shares of the Company’s Class A Common Stock valued at volume-weighted average price as of the effective date of the applicable asset purchase agreement, or a combination thereof, at the Company’s discretion; and (iii) includes registration rights requiring the Company, if it issues shares of its Class A Common Stock as consideration, to file within 30 days and use commercially reasonable efforts to cause to become effective a registration statement covering the resale of any such shares and to maintain effectiveness until the shares are freely resalable, together with related listing undertakings.

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

The aggregate purchase price was $1,333,333, which the Company paid in 451,901 shares of its Class A Common Stock based on a volume-weighted average price of $2.9505 per share as of the Closing Date, as calculated pursuant to the terms of the Purchase Agreement. Pursuant to the Amendment, each of the Company and Volato retains the right to exercise the Asset Options again to purchase any assets not covered by Volato's exercise of the Volato Option for an aggregate purchase price of up to $666,667, which is the balance of the Total Purchase Price less the $1,333,333 purchase price per the Purchase Agreement.

On September 1, 2026, the Company and Volato entered into a Sixth Amendment to Aircraft Management Services Agreement (the “Sixth Amendment”), effective as of August 31, 2026. Pursuant to the Sixth Amendment, the Term was extended to December 31, 2026. As such, the remaining Asset Options are in effect until the end of the Term.

On July 13, 2026, flyExclusive and the other parties to the Amended and Restated Agreement and Plan of Merger, dated May 6, 2025 (the “Jet.AI A&R Merger Agreement”), executed Amendment No. 5 to the Jet.AI A&R Merger Agreement to, among other things, modify the post-closing net cash adjustment mechanism in the Jet.AI Merger. Also, on July 13, 2026, the Company closed the transactions under the Jet.AI A&R Merger Agreement. Pursuant to the Jet.AI A&R Merger Agreement, FlyX Merger Sub, Inc., a subsidiary of the Company, merged with and into Jet.AI SpinCo, Inc. (“SpinCo”), a subsidiary of Jet.AI, Inc., with SpinCo surviving as a wholly owned subsidiary of the Company. In connection with the closing of the transactions, 5,676,892 shares of Company Class A Common Stock were issued as consideration to effect the Jet.AI Merger, and 1,419,224 shares of Company Class A Common Stock (the “Reserve Shares”), representing 20% of the Jet.AI Merger Consideration Shares (as defined in the Jet.AI A&R Merger Agreement), were reserved but not issued to the SpinCo stockholders. The number of Reserve Shares to be issued to the SpinCo stockholders post-closing, which could differ from the shares currently held in reserve, is based upon the final determination of the net assets acquired of SpinCo as of closing and the resulting final purchase price. As of September 30, 2026, the shares held in reserve had not yet been issued, given the Jet.AI A&R Merger Agreement provides for a 90-day period after closing to ascertain the final purchase price prior to issuing additional shares of Class A Common Stock as required by the Jet.AI A&R Merger Agreement.

Key Factors Affecting Results of Operations

We believe that the following factors have affected our financial condition and results of operations and are expected to continue to have a significant effect:

Economic Conditions

If demand for private aviation services were to decrease, it could result in slower jet club growth, members declining to renew their memberships, and reduced interest in the fractional and partnership programs, all of which could have a material adverse effect on our business, financial condition, and results of operations. In addition, our customers may consider private air travel through our products and services to be a luxury item, especially when compared to commercial air travel or not traveling by air at all. As a result, any general downturn in economic, business, and financial condition which has an adverse effect on our customers’ spending habits could cause them to travel less frequently and, to the extent they travel, to travel using commercial air carriers or other means considered to be more economical than our products and services. In addition, in cases where significant hours of private flight are needed, many of the companies and high-net-worth individuals to whom we provide products and services have the financial ability to purchase their own aircraft or operate their own corporate flight department should they elect to do so.

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

Wheels Up (“WUP”) Termination

On June 30, 2023, we served WUP a Notice of Termination of the parties’ Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021 (the “GRP Agreement”). As a result of the termination, the GRP program did not generate revenue following the date of the GRP Agreement’s termination, which had a material impact on the financial statements for the year ended December 31, 2023. For some time prior to the termination of the GRP Agreement we were planning, for the strategic reasons of avoiding excessive reliance on a single customer and shifting towards focusing on wholesale and contractual retail customers, to scale down business with WUP, and we had already reflected scaled down revenue accordingly in our publicly disclosed projections. However, the termination of the GRP Agreement will have a material impact on the financial statements beyond 2023 until we are able to successfully effectuate this planned strategic shift and replace the revenue lost from the termination of the GRP Agreement. Additionally, as of June 27, 2023, WUP accounted for $15.7 million in receivables, which was a significant majority of total receivables at that time. When the agreement with WUP was terminated on June 30, 2023, the receivable balances were eliminated, as allowable under relevant accounting standards, by being applied against existing deposits held under the GRP Agreement. The GRP Agreement provided for an orderly draw down period of the designated aircraft at a maximum of two aircraft per month. The Company submitted a bill for monies due under the GRP Agreement during the draw down period through July 31, 2024. Billed but unrecorded amounts through September 30, 2026 totaled $59.0 million.

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

The CARES Act also provides an Employee Retention Credit (“ERC”) program. The goal of the ERC program is to encourage employers to retain and continue paying employees during periods of pandemic-related reduction in business volume even if those employees are not actually working, and therefore, are not providing a service to the employer. Under the CARES Act, eligible employers could take credits up to 70% of qualified wages with a limit of $7 thousand per employee per quarter for the first three quarters of calendar year 2021. In order to qualify for the ERC in 2021, organizations generally had to experience a more than 20% decrease in gross receipts in the quarter compared to the same quarter in calendar year 2019 or had its operations fully or partially suspended during a calendar quarter due to “orders from an appropriate governmental authority limiting commerce, travel, or group meetings (for commercial, social, religious, or other purposes)” due to COVID-19. The credit is taken against our share of Social Security Tax when our payroll provider files, or subsequently amends the applicable quarterly employer tax filings.

As of September 30, 2026, we had applied for $9.5 million and received $9.0 million of ERC. Our legal counsel has issued a legal opinion that we, more likely than not, qualified for the ERC. However, it remains uncertain whether we meet the qualifications required to receive the ERC. Therefore, the balance was included in accrued expenses and other current liabilities in the consolidated balance sheets (unaudited) should we be required to potentially repay the ERC.

Non-GAAP Financial Measures

In addition to our results of operations below, we report certain key financial measures that are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America ("U.S. GAAP").

These non-GAAP financial measures are in addition to, and not a substitute for or superior to, measures of financial performance prepared in accordance with U.S. GAAP and should not be considered as an alternative to any performance measures derived in accordance with U.S. GAAP. We believe that these non-GAAP financial measures of financial results provide useful supplemental information about us to investors. However, there are a number of limitations related to the use of these non-GAAP financial measures and their nearest U.S. GAAP equivalents, including that they exclude significant expenses that are required by U.S. GAAP to be recorded in our financial measures. In addition, other companies may calculate non-GAAP financial measures differently or may use other measures to calculate their financial performance, and therefore, our non-GAAP financial measures might not be directly comparable to similarly titled measures of other companies.

Adjusted EBITDA and Adjusted EBITDAR

We calculate Adjusted EBITDA as net income (loss) adjusted for (i) interest (income) expense, (ii) income tax expense, (iii) depreciation and amortization, (iv) litigation costs, (v) acquisition costs, (vi) equity-based compensation, (vii) non-cash loss on assets held for sale, which represents the impairment charges recognized on assets designated for sale prior to their disposal, (viii) realized losses on aircraft sold as part of fleet modernization efforts, (ix) loss on extinguishment of debt, (x) loss on abandoned projects, (xi) change in fair value of warrant liabilities, and (xii) SOX control remediation. We calculate Adjusted EBITDAR as Adjusted EBITDA, as further adjusted for aircraft lease costs.

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

Adjusted EBITDAR is included as a supplemental measure because we believe it provides an alternate presentation to adjust for the effects of financing in general and the accounting effects of capital spending and acquisitions of aircraft, which may be acquired outright, acquired subject to acquisition debt, by finance lease, or by operating lease, each of which may vary significantly between periods and results in a different accounting presentation.

The following table reconciles Adjusted EBITDA and Adjusted EBITDAR to net loss, the most directly comparable U.S. GAAP measure (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net loss	$(37,833)	$(60,198)
Add (deduct):
Interest income	(276)	(1,095)
Interest expense	16,698	14,869
Income tax expense	73	—
Depreciation and amortization	16,102	18,526
Litigation costs (1)	910	339
Acquisition costs (2)	1,182	1,377
Equity-based compensation	5,271	3,140
Non-cash loss on assets held for sale (3)	—	3,327
Realized losses (gains) due to fleet modernization(4)	8,077	(217)
Loss on extinguishment of debt	—	4,161
Loss on abandoned projects(5)	405	—
Change in fair value of warrant liabilities	(2,070)	2,031
SOX control remediation	31	195
Adjusted EBITDA	8,570	(13,545)
Aircraft lease costs	12,340	15,024
Adjusted EBITDAR	$20,910	$1,479

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

The following table summarizes our key operating metrics:

	Nine Months Ended September 30,
	2026	2025
Members contributing to revenues	1,252	1,168
Active members	1,086	1,088
Average aircraft on certificate	80	95
Aircraft contributing to revenues	85	87
Total flight hours	58,237	54,236
Total hours per aircraft	728.0	570.1
Members per aircraft	14.7	13.4
Ending aircraft on certificate	73	90

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

Average aircraft on certificate

We define average aircraft on certificate as the average number of airworthy aircraft in our fleet as certified by the Federal Aviation Administration (“FAA”) deeming the aircraft operational. We believe that our growth has been fueled by a disciplined, strategic approach to adding aircraft, either via fractional or whole ownership or via lease from a third party. The time between the purchase or lease of an aircraft and the aircraft’s certification is critical because revenue cannot be earned on the aircraft until it is certified by the FAA. Thus, we use average aircraft on certificate as a key operating metric within a given reporting period. The average aircraft on certificate decreased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 as a result of the Company's efforts to eliminate non-performing aircraft from its FAA certificate.

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

Members per aircraft

We define members per aircraft as members contributing to revenues divided by aircraft contributing to revenues. We use members per aircraft to control the customer experience through the management of our customer to aircraft ratio. For the nine months ended September 30, 2026, 97.6% of our customers were fulfilled on our fleet without the potential high-cost of reliance on third parties to meet demand. An optimal customer to aircraft ratio allows us to gain a competitive advantage by having sufficient aircraft available to meet member demand and be flexible to backfill unused aircraft for wholesale use.

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

Loss (gain) on aircraft sales and aircraft held for sale

Consists of aircraft sales in excess (gain) or below (loss) their net book value, in addition to the recognized (loss) on aircraft classified as held for sale where the fair value less costs to sell are below (loss) their net book value.

Other income (expense)

Interest income

Interest income consists of interest earned on municipal bond funds, certificates of deposit, and U.S. Treasury bills.

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

Loss on extinguishment of debt

Loss on extinguishment of debt consists of loss on the exchange of the EGA Sponsor Note in exchange for additional Series B preferred shares.

Other income (expense)

Other expense consists of realized gain/loss on sales of investment securities, income/loss on abandoned projects, commission income and state tax payments.

Results of Operations

Results of Our Operations for the Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

The following table sets forth our results of operations for the nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Nine Months Ended September 30,		Change in
	2026	2025	$	%
Revenue	$318,537	$271,589	$46,948	17.3%
Costs and expenses
Cost of revenue	252,143	233,967	18,176	7.8%
Selling, general and administrative	67,339	60,804	6,535	10.7%
Depreciation and amortization	16,102	18,526	(2,424)	(13.1)%
Loss (gain) on aircraft sales and aircraft held for sale	6,182	(3,313)	9,495	(286.6)%
Total costs and expenses	341,766	309,984	31,782	10.3%
Loss from operations	(23,229)	(38,395)	15,166	(39.5)%
Other income (expense)
Interest income	276	1,095	(819)	(74.8)%
Interest expense	(16,698)	(14,869)	(1,829)	12.3%
Loss on lease termination	(1,022)	(2,137)	1,115	(52.2)%
Change in fair value of warrant liabilities	2,070	(2,031)	4,101	(201.9)%
Loss on extinguishment of debt	—	(4,161)	4,161	(100.0)%
Other income	843	300	543	181.0%
Total other expense, net	(14,531)	(21,803)	7,272	(33.4)%
Loss before income taxes	(37,760)	(60,198)	22,438	(37.3)%
Income tax expense	73	—	73	100.0%
Net loss	(37,833)	(60,198)	22,365	(37.2)%
Less: Net loss attributable to redeemable noncontrolling interests	(19,796)	(45,387)	25,591	(56.4)%
Less: Net income attributable to noncontrolling interests	3,489	(386)	3,875	(1003.9)%
Net loss attributable to flyExclusive, Inc.	$(21,526)	$(14,425)	$(7,101)	49.2%

Revenue

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
Jet club and charter	$273,239	$236,781	$36,458	15.4%
Fractional ownership	33,829	25,340	8,489	33.5%
Maintenance, repair, and overhaul	10,644	7,721	2,923	37.9%
Aircraft management services	825	1,747	(922)	(52.8)%
Total revenue	$318,537	$271,589	$46,948	17.3%

Jet club and charter revenue increased by $36.5 million, or 15.4%, to $273.2 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. Jet club and charter flight hours increased by 6.9% and effective hourly rates increased by 8.0% during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Fractional ownership revenue increased by $8.5 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to an increase in fractional membership.

Maintenance, repair, and overhaul revenue increased by $2.9 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to an increase in external services for outside customers.

Aircraft management services revenue decreased by $0.9 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, as a result of the Company providing aircraft management services to a lower number of aircraft owners under the Volato Agreement.

We expect our revenue to increase over time as a result of adding higher-performing aircraft to our fleet and forecasted membership growth.

Costs and expenses

Cost of revenue

Cost of revenue increased by $18.2 million, or 7.8%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to:

-
An increase of $18.9 million in fuel expense, primarily as a result of increased costs driven by conflicts in Iran and the Middle East, the war in Ukraine, and other global political and economic issues;
-
An increase of $3.8 million in overhaul program expense;
-
An increase of $3.5 million in aircraft IT, Wi-Fi and ground expenses;
-
An increase of $3.1 million for salaries and wage related expense;
-
A decrease of $6.3 million in repairs and maintenance expense;
-
A decrease of $2.7 million in lease expense;
-
A decrease of $1.5 million in affiliate lift expense; and
-
A decrease of $1.2 million in insurance expense.

While expenses increased, the gross margin improved from 13.9% for the nine months ended September 30, 2025 to 20.8% for the nine months ended September 30, 2026, primarily as a result of the realization of benefits associated with the Company's fleet modernization efforts.

Selling, general and administrative

Selling, general and administrative expenses increased by $6.5 million, or 10.7%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase in selling, general and administrative expenses in absolute terms was primarily attributable to:

-
An increase of $4.4 million in personnel related expenses;
-
An increase of $1.6 million in professional, advertising, and marketing costs;
-
An increase of $1.5 million in other miscellaneous administrative expenses;
-
A decrease of $0.5 million in insurance expense; and
-
A decrease of $0.7 million in training costs.

Selling, general and administrative expenses dropped to 21.1% of revenue for the nine months ended September 30, 2026, compared with 22.4% for the same period in 2025 due primarily to the growth in revenue.

Depreciation and amortization

Depreciation and amortization expenses decreased by $2.4 million, or 13.1%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decrease was primarily due to a decrease in depreciation expense resulting from fewer owned aircraft in the current period.

Loss (gain) on aircraft sales and aircraft held for sale

Loss (gain) on aircraft sales and aircraft held for sale changed by $9.5 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, as a result of the favorable environment for selling aircraft for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2026.

Other income (expense)

Interest income

Interest income decreased by $0.8 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily as a result of the liquidation of the investments in securities portfolio period over period.

Interest expense

Interest expense increased by $1.8 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily as a result of increases in interest rates on outstanding debt.

Loss on lease termination

The loss on lease termination decreased by $1.1 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to decreased impairment on leasehold improvements during the current period.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities changed by $4.1 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 due to changes in the observable inputs by which the Public Warrants and Private Placement Warrants are valued.

Loss on extinguishment of debt

The loss on extinguishment of debt decreased by $4.2 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 as a result of the exchange of the EGA Sponsor Note for additional shares of Series B Preferred Stock in the first quarter of 2025.

Results of Our Operations for the Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

The following table sets forth our results of operations for the three months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended September 30,		Change in
	2026	2025	$	%
Revenue	$111,063	$92,132	$18,931	20.5%
Costs and expenses
Cost of revenue	86,448	79,533	6,915	8.7%
Selling, general and administrative	22,345	19,516	2,829	14.5%
Depreciation and amortization	5,468	6,505	(1,037)	(15.9)%
Loss (gain) on aircraft sales and aircraft held for sale	4,654	(2,123)	6,777	(319.2)%
Total costs and expenses	118,915	103,431	15,484	15.0%
Loss from operations	(7,852)	(11,299)	3,447	(30.5)%
Other income (expense)
Interest income	63	156	(93)	(59.6)%
Interest expense	(5,742)	(5,052)	(690)	13.7%
Loss on lease termination	(698)	(2,158)	1,460	(67.7)%
Change in fair value of warrant liabilities	621	(2,812)	3,433	(122.1)%
Other income (expense)	624	87	537	617.2%
Total other expense, net	(5,132)	(9,779)	4,647	(47.5)%
Loss before income taxes	(12,984)	(21,078)	8,094	(38.4)%
Income tax expense	13	—	13	100.0%
Net loss	(12,997)	(21,078)	8,081	(38.3)%
Less: Net loss attributable to redeemable noncontrolling interests	(6,396)	(15,766)	9,370	(59.4)%
Less: Net income attributable to noncontrolling interests	1,046	(1,044)	2,090	(200.2)%
Net loss attributable to flyExclusive, Inc.	$(7,647)	$(4,268)	$(3,379)	79.2%

Revenue

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
Jet club and charter	$94,630	$80,330	$14,300	17.8%
Fractional ownership	11,932	8,285	3,647	44.0%
Maintenance, repair, and overhaul	4,270	3,087	1,183	38.3%
Aircraft management services	231	430	(199)	(46.3)%
Total revenue	$111,063	$92,132	$18,931	20.5%

Jet club and charter revenue increased by $14.3 million, or 17.8%, to $94.6 million, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. Jet club and charter flight hours increased by 7.1% and effective hourly rates increased by 10.0% during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Fractional ownership revenue increased by $3.6 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, due to an increase in fractional membership.

Maintenance, repair, and overhaul revenue increased by $1.2 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, due to an increase in external services for outside customers.

Aircraft management services revenue decreased by $0.2 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, as a result of the Company providing certain aircraft management services to a lower number of aircraft owners under the Volato Agreement.

We expect our revenue to increase over time as a result of adding higher-performing aircraft to our fleet and forecasted membership growth.

Costs and expenses

Cost of revenue

Cost of revenue increased by $6.9 million, or 8.7%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to:

-
An increase of $8.3 million in fuel expense, primarily as a result of increased costs driven by conflicts in Iran and the Middle East, the war in Ukraine, and other global political and economic issues;
-
An increase of $1.4 million for salaries and wage related expense;
-
An increase of $1.2 million in overhaul programs;
-
An increase of $1.4 million in aircraft IT, Wi-Fi and ground expenses;
-
A decrease of $3.7 million in repairs and maintenance expense; and
-
A decrease of $0.8 million for affiliate lift expense.

While expenses increased, the gross margin improved to 22.2% for the three months ended September 30, 2026 from 13.7% for the three months ended September 30, 2025, primarily as a result of the realization of benefits associated with the Company's fleet modernization efforts.

Selling, general and administrative

Selling, general and administrative expenses increased by $2.8 million, or 14.5%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase in selling, general and administrative expenses in absolute terms was primarily attributable to:

-
An increase of $1.2 million in professional fees, advertising, and marketing costs;
-
An increase of $1.1 million in personnel related expenses; and
-
An increase of $0.6 million in miscellaneous administrative expenses.

While selling, general and administrative expenses increased on an absolute basis, they dropped to 20.1% of revenue for the three months ended September 30, 2026 compared with 21.2% for the same period in 2025, due primarily to the growth in revenue.

Depreciation and amortization

Depreciation and amortization expenses decreased by $1.0 million or 15.9% for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily due to a decrease in depreciation expense resulting from fewer owned aircraft in the current period.

Other income (expense)

Interest expense

Interest expense increased by $0.7 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily as a result of increases in interest rates on outstanding debt.

Loss on lease termination

The loss on lease termination decreased by $1.5 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to decreased impairment on leasehold improvements during the current period.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities decreased by $3.4 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025 due to changes in the observable inputs by which the Public Warrants and Private Placement Warrants are valued.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Our principal sources of liquidity have historically consisted of financing activities, including proceeds from equity investments by our chief executive officer, Thomas James Segrave Jr., as well as sales of Class A Common Stock, notes payable, and operating activities, primarily from the increase in deferred revenue associated with prepaid flights. As of September 30, 2026, we had $19.6 million of cash and cash equivalents. In addition, as described below, in January 2024 we entered into a senior secured note to borrow up to $25.8 million and as described below, in March 2024, we issued non-convertible redeemable Series A preferred stock that provided the Company with approximately $25.0 million of capital, and in August 2024, we issued convertible Series B preferred stock that provided the Company with approximately $25.5 million of capital. Our cash equivalents primarily consist of liquid money market funds, and our investments primarily consist of fixed-income securities including municipal issues.

We have consistently maintained a working capital deficit, in which our current liabilities exceed our current assets. We believe that the working capital deficit is common within the private aviation industry and is primarily, but not wholly, due to the nature of our deferred revenue, primarily related to prepaid flights, which are generally performance obligations for future flights. Our primary needs for liquidity are to fund working capital, debt service requirements, lease and purchase obligations, capital expenditures, and for general corporate purposes. Our cash needs vary from period to period, primarily based on the timing of aircraft purchases and the costs of aircraft engine overhauls, repairs, and maintenance.

We believe factors that could affect our liquidity include our rate of revenue growth, changes in demand for our services, competitive pricing pressures, other growth initiatives, our ability to keep increases in operating expenses in line with growth in revenues, and overall economic conditions, including the cost of fuel and interest rates. To the extent that our current liquidity is insufficient to fund future activities, we would need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through debt financing arrangements. If we raise additional funds by issuing equity securities, the ownership of existing stockholders will be diluted. The incurrence of additional debt financing would result in debt service obligations, and any such debt could include operating and financing covenants that could restrict our operations. In the event that additional funds are required from outside sources, we might not be able to raise funds on terms acceptable to us or at all.

We believe that our existing cash on hand, cash generated from operations, and available borrowings under our debt arrangement will enable us to secure refinancing as needed to meet our obligations as they become due within the next 12 months. If we are not able to obtain financing on favorable terms, or at all, our liquidity and business would be materially adversely impacted.

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

Senior Secured Notes

In December 2023, we issued $15.9 million in principal amount of senior secured notes in a private offering. These notes were originally due on December 1, 2024, but the maturity date of the notes has been extended to January 1, 2027. The notes were issued with a stated rate of 14% and interest is payable monthly in arrears. At maturity, the full principal amount will be due, along with any accrued unpaid interest. The Company used the $15.9 million to fund aircraft purchases.

Long-Term Loan Agreement

In connection with the acquisition of a new aircraft in February 2024, the Company entered into a long-term promissory note agreement with a principal amount of $4.2 million. The note bears a fixed interest rate of 7.25% and has a maturity date five years from the note agreement date.

In March 2024, the Company entered into two long-term promissory note agreements with an aggregate principal amount of $13.9 million. Each note bears a fixed interest rate of 9.45% and has a maturity date ten years from the note agreement date.

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

In December 2025, the Company entered into a long-term promissory note in the amount of $1.46 million. The note bears a fixed interest rate of 7.5%, with a maturity date five years from the agreement date.

In March 2026, the Company entered into a long-term promissory note in the amount of $8.285 million. The note bears a fixed interest rate of 15.7% with a maturity date five years from the agreement date.

In September 2026, the Company entered into a long-term promissory note in the amount of $2.229 million. The note bears a fixed interest rate of 7.25% with a maturity date five years from the agreement date.

In September 2026, the Company entered into a long-term promissory note in the amount of $2.378 million. The note bears a fixed interest rate of 7.25% with a maturity date five years from the agreement date.

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

The Amendment revised the Applicable Rate of interest to mean either (i) a 15.00% annual rate for any period during which the Outstanding Principal Amount equals or exceeds $12.5 million, or (ii) a 13.00% annual rate for any period during which the Outstanding Principal Amount is less than $12.5 million.

Further, the Amendment eliminated the revolving Advance feature of the Senior Secured Note, provided for $27 thousand of certain reimbursable expenses of the Initial Noteholders to be added to the Outstanding Principal Amount of the Loans, and revised the amortization to require principal repayments in the amount of $2.4 million in consecutive quarterly installments on the last day of each of March, June, September, and December, commencing on June 30, 2026.

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

August 2024 Convertible Series B Preferred Stock

On August 8, 2024, the Company entered into a Securities Purchase Agreement (the “Agreement”) with EnTrust Emerald (Cayman) LP, a Cayman Islands limited partnership (“EnTrust”), and the EGA Sponsor (collectively with EnTrust, the “Purchasers”) (related parties of the Company through its affiliation with the EGA Sponsor), pursuant to which the Company agreed to issue and sell to the Purchasers an aggregate of 25,510 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), and Series B Penny Warrants to purchase, in the aggregate, up to 5,000,000 shares of the Company’s Class A Common Stock. The Company issued 20,408 shares of Series B Preferred Stock and a Series B Penny Warrant to purchase up to 4,000,000 shares of Class A Common Stock to EnTrust on the Initial Closing Date and received gross proceeds of approximately $20.4 million. Pursuant to and subject to the terms and conditions of the Agreement, on August 14, 2024 (the "Subsequent Closing Date"), the Company (i) issued the remaining 5,102 shares of Series B Preferred Stock and a Series B Penny Warrant to purchase up to 1,000,000 shares of Class A Common Stock to the EGA Sponsor and (ii) received additional gross proceeds of approximately $5.1 million. All of the shares of Series B Preferred Stock, including those issued in March 2025 (see below) converted pursuant to its terms into 10,394,088 shares of the Company’s Class A Common Stock on December 31, 2025.

March 2025 Convertible Series B Preferred Stock and December 2025 Automatic Conversion

On March 21, 2025, the Company and EGA Sponsor entered into a Securities Purchase Agreement whereby they cancelled the EGA Sponsor Note in exchange for 4,227 shares of the Company's Series B Preferred Stock and warrants to purchase up to 1,268,100 shares of the Company's Class A Common Stock. The number of shares of Series B Preferred Stock was determined by dividing the principal and accrued interest outstanding under the EGA Sponsor by $1,000. There was approximately $4,227 in principal and accrued interest outstanding under the EGA Sponsor Note, which resulted in the issuance of 4,227 shares of Series B Preferred Stock. The warrants have an exercise price of $0.01 per share and are exercisable until the fifth anniversary of their issuance.

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

Short-Term Expenditures

We currently anticipate that cash required for expenditures for the 12 months after the date of this Report is approximately $144.5 million, which includes accounts payable of $35.8 million, other current liabilities of $36.5 million, short-term notes payable of $7.6 million, long-term notes payable - related party, current portion of $19.5 million, long-term notes payable, current portion of $23.5 million, and non-cancellable lease payments of $21.6 million. We plan to refinance contractual principal payments that comprise the short-term debt liability as they become due. As stated above, we have maintained a positive relationship with our debtholders and have not historically had any difficulty refinancing our debt obligations. Based on our historical experience and the fact that we have not suffered any decline in creditworthiness, we expect that our cash on hand and cash earnings will enable us to secure the necessary refinancing. The accounts payable, accrued expenses, and lease liabilities will be settled using a combination of cash generated by operations and incremental borrowing activity, if necessary.

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Item 1A, "Risk Factors — Risks Related to Our Business and Industry," as described in our Annual Report on Form 10-K for the year ended December 31, 2025.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$6,129	$(10,310)
Investing activities	(10,262)	78,463
Financing activities	(5,647)	(81,145)
Net increase (decrease) in cash and cash equivalents	$(9,780)	$(12,992)

Net cash flows from operating activities

Net cash provided by operating activities for the nine months ended September 30, 2026 was $6.1 million, resulting from our net loss of $37.8 million, adjusted for $17.3 million of depreciation and amortization, $1.4 million in non-cash interest expense, $14.8 million in non-cash rent expense, $6.2 million in losses on aircraft sales and aircraft held for sale, $1.0 million in losses on lease termination, $5.0 million of stock based compensation, and a $0.2 million increase from net changes in operating assets and liabilities, partially offset by a $2.1 million change in fair value of warrant liabilities.

Net cash used in operating activities for the nine months ended September 30, 2025 was $10.3 million, resulting from our net loss of $60.2 million, adjusted for $19.7 million of depreciation and amortization, $2.2 million in non-cash interest expense, $16.5 million in non-cash rent expense, $2.1 million loss on lease termination, $4.2 million loss on extinguishment of debt, $2.8 million of stock based compensation, $0.2 million realized loss on investment securities, $0.6 million change in the fair value of private placement warrant liability, a $0.4 million change in the fair value of public warrant liability and a $1.1 million change in the fair value of penny warrant liability, partially offset by a $3.9 million increase from net changes in operating assets and liabilities, and a $3.3 million gain on assets held for sale. The $3.9 million inflow from operating assets and liabilities is primarily due to a $0.8 million decrease from accounts receivable, a $1.2 million decrease from other receivables, a $0.4 million decrease in parts and supplies inventory, a $4.2 million decrease from prepaid and other current assets, a $16.3 million decrease from operating lease liabilities, offset by a $1.4 million increase in amounts due from related parties, a $13.0 million increase from accounts payable, a $3.1 million increase from deferred revenue, and a $9.4 million increase in other non-current liabilities.

Net cash flows from investing activities

Net cash used in investing activities for the nine months ended September 30, 2026 was $10.3 million, primarily due to purchases of property and equipment of $24.4 million, purchases of engine overhauls of $21.1 million, and purchases of investments of $4.9 million, partially offset by proceeds from the sale of property and equipment of $30.6 million, proceeds from the sale of investments of $4.9 million and cash acquired from the Jet.AI A&R Merger Agreement of $5.3 million.

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

Net cash flows from financing activities

Net cash used in financing activities for the nine months ended September 30, 2026 was $5.6 million, resulting primarily from repayment of debt of $38.7 million, payment of debt issuance costs of $1.9 million, principal payments of finance leases of $4.9 million and net cash distributions to noncontrolling interests of $7.3 million. Partially offsetting the decrease in net cash from financing activities was proceeds of $21.1 million from issuance of debt, proceeds of $4.7 million from failed sale-leaseback of aircraft and $21.4 million of proceeds from the issuance of common stock, net of issuance costs.

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

Critical Accounting Policies and Estimates

There were no significant changes to the Company's critical accounting policies during the nine months ended September 30, 2026, as compared with those disclosed within Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2025, aside from those included below:

Public Warrants, Private Warrants and Penny Warrants

As of September 30, 2026, the Company has the following warrants outstanding, (i) the Public Warrants initially included in the EGA units issued in EGA's initial public offering, (ii) the warrants of EGA held by EG Sponsor LLC (the “EGA Sponsor”) that were issued to the EGA Sponsor at the closing of EGA's initial public offering (the "Private Placement Warrants,"), (iii) warrants issued on March 4, 2024 in connection with the Series A Preferred Stock offering as described within Note 23 "Stockholders’ Equity (Deficit), Temporary Equity and Noncontrolling Interests" (the "Series A Penny Warrants"), and (iv) warrants issued on August 8, 2024, August 14, 2024, and March 21, 2025 in connection with the August 2024 and March 2025 Series B Preferred Stock offerings and the March 2025 note conversion as described within Note 23 "Stockholders' Equity (Deficit), Temporary Equity and Noncontrolling Interests" (the "Series B Penny Warrants," together with the Series A Penny Warrants, the "Penny Warrants," and together with the Public Warrants, the Private Placement Warrants and the Series A Penny Warrants, the "Warrants").

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

Temporary Equity

The Company accounts for its common and preferred stock subject to possible redemption in accordance with the guidance in ASC 480. Common and preferred stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common and preferred stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Series A Preferred Stock and Series B Preferred Stock (as defined within Note 23 "Stockholders’ Equity (Deficit), Temporary Equity and Noncontrolling Interests") feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. All shares of our Series B Preferred Stock converted into shares of our Class A Common Stock on December 31, 2025. Accordingly, 25,000 shares of Series A Preferred Stock and 0 shares of Series B Preferred Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet at September 30, 2026.

Loss (Gain) on Aircraft Sales and Aircraft Held for Sale

The Company occasionally sells aircraft held for use from its fleet. The (gain) or loss from each transaction is recognized upon completion of the sale as a (gain) or loss on aircraft sales which is presented within the loss (gain) on aircraft sales and aircraft held for sale on the condensed consolidated statements of operations and comprehensive loss (unaudited).

The (gain) or loss on aircraft previously held for use as property and equipment and subsequently elected to actively market for sale is presented within the loss (gain) on aircraft sales and aircraft held for sale on the condensed consolidated statements of operations and comprehensive loss (unaudited). When a decision is made to actively market for sale, depreciation is discontinued, and aircraft held for sale is recorded at the lower of carrying value and fair value less costs to sell. We presented aircraft assets held for sale at the lower of their current carrying value or their fair market value less costs to sell. The fair values are based upon observable and unobservable inputs, including market trends and conditions. The assumptions used to determine the fair value of the assets held for sale are subject to inherent uncertainty and could produce a wide range of outcomes which the Company will continue to monitor in future periods as new information becomes available. Prior to the ultimate sale of the assets, subsequent changes in the estimate of the fair value of the assets held for sale will be recorded as a (gain) or loss with a corresponding adjustment to the assets’ carrying value. Impairment is included within gain (loss) on aircraft sales and aircraft held for sale within the loss from operations on the Company’s condensed consolidated statements of operations and comprehensive loss.

Recently Issued/Adopted Accounting Standards

Refer to the section titled “Recently Issued Accounting Standards Not Yet Adopted” in Note 2 "Summary of Significant Accounting Policies" of the notes to condensed consolidated financial statements (unaudited) included in this Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation, we concluded that, at the end of the period covered by this Report, our disclosure controls and procedures were not effective due to material weaknesses in the Company’s internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2025.

Changes in Internal Control Over Financial Reporting

Except for the continuing remediation efforts previously reported in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

We did not make any purchases of our common stock during the three months ended September 30, 2026, which is the third quarter of our fiscal year.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Insider Trading Arrangements - During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION	FILED HEREWITH	FORM	EXHIBIT	FILING DATE

10.1	Sixth Amendment to Aircraft Management Services Agreement, effective August 31, 2026, by and between flyExclusive, Inc. and Volato Group, Inc		8-K	10.1	9/4/2026

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Chief Financial Officer and the President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders' Equity (Deficit) and Temporary Equity , (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

X

104	Cover page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FLYEXCLUSIVE, INC.

Dated: November 12, 2026	By:	/s/ Thomas James Segrave, Jr.
	Name:	Thomas James Segrave, Jr.
	Title:	Chief Executive Officer and Chairman

Dated: November 12, 2026	By:	/s/ Brad G. Garner
	Name:	Brad G. Garner
	Title:	Chief Financial Officer

Dated: November 12, 2026	By:	/s/ Zachary M. Nichols
	Name:	Zachary M. Nichols
	Title:	Chief Accounting Officer